Form 10-Q
period 1998-03-31
UNITED PANAM FINANCIAL CORP
filed 1998-06-05
CIK 1049231

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                 Act of 1934
                For the quarterly period ended March 31, 1998

                                     Or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934
          For the transition period from __________ to ___________

                      Commission File Number 000-24051

                        UNITED PANAM FINANCIAL CORP.
           (Exact name of registrant as specified in its charter)

                 California                                95-3211687
      (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)               Identification Number)

                          1300 SOUTH EL CAMINO REAL
                        SAN MATEO, CALIFORNIA  94402
             (Address of principal executive offices) (Zip Code)

                               (650) 345-1800
            (Registrant's telephone number, including area code)

                               NOT APPLICABLE
 (Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes        No  X*
                                             ----      ----

The number of shares outstanding of the Registrant's Common Stock as of June 4, 1998 was 17,275,000 shares.


-----------------------------
* The Registrant has not been subject to such filing requirements for the past 90 days and has had no reports to be filed since such time.

                        UNITED PANAM FINANCIAL CORP.
                                  FORM 10-Q
                               MARCH 31, 1998

                                    INDEX



PART I.        FINANCIAL INFORMATION                                      Page

Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of
                March 31, 1998 and December 31, 1997                         1

               Consolidated Statements of Operations
                for the three months ended March 31, 1998
                and March 31, 1997                                           2

               Consolidated Statements of Cash Flows
                for the three months ended March 31, 1998
                and March 31, 1997                                           3

               Notes to Consolidated Financial Statements                    5

Item 2.        Management's Discussion and Analysis of
                Financial Condition and Results of Operations                8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk   25



PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                            26

Item 2.        Changes in Securities and Use of Proceeds                    26

Item 3.        Defaults Upon Senior Securities                              26

Item 4.        Submission of Matters to a Vote of Security Holders          26

Item 5.        Other Information                                            26

Item 6.        Exhibits and Reports on Form 8-K                             26

PART I.                           FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
           --------------------

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                            March 31,               December 31,
(Dollars in thousands, except per share data)                                 1998                      1997
                                                                     ---------------------     ---------------------

ASSETS
Cash and due from banks                                                           $ 10,318                  $ 15,026
Short term investments                                                              18,000                     4,000
                                                                     ---------------------     ---------------------

Cash and cash equivalents                                                           28,318                    19,026
Securities available for sale, at fair value                                            --                     1,002
Residual interests in securitizations, at fair value                                    --                     8,230
Loans, net                                                                         164,895                   148,535
Loans held for sale                                                                185,100                   120,002
Federal Home Loan Bank stock, at cost                                                1,972                     1,945
Accrued interest receivable                                                          1,860                     1,494
Real estate owned, net                                                                 346                       562
Premises and equipment, net                                                          3,618                     3,085
Deferred tax assets                                                                  5,667                     3,171
Intangible assets                                                                      426                       457
Other assets                                                                         4,943                     3,333
                                                                     ---------------------     ---------------------
     Total assets                                                                 $397,145                  $310,842
                                                                     =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                          $288,232                  $233,194
Federal Home Loan Bank advances                                                      5,000                    28,000
Notes payable                                                                       12,930                    12,930
Warehouse line of credit                                                            53,888                     6,237
Accrued expenses and other liabilities                                              22,634                    17,472
                                                                     ---------------------     ---------------------
     Total liabilities                                                             382,684                   297,833
                                                                     ---------------------     ---------------------

Commitments and contingencies                                                           --                        --
Preferred stock (par value $0.01 per share):
     Authorized, 2,000,000 shares
     None issued and outstanding                                                        --                        --
Common stock (par value $0.01 per share):
    Authorized, 20,000,000 shares
    Issued and outstanding, 10,950,000 shares at
    March 31, 1998 and December 31, 1997, respectively                                 110                       110
Additional paid-in capital                                                           5,127                     5,127
Retained earnings                                                                    9,224                     7,772
                                                                     ---------------------     ---------------------
     Total stockholders' equity                                                     14,461                    13,009
                                                                     ---------------------     ---------------------

     Total liabilities and stockholders' equity                                   $397,145                  $310,842
                                                                     =====================     =====================

See notes to consolidated financial statements                                 1

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months
(Dollars in thousands, except per share data)                                      Ended March 31,
                                                               -----------------------------------------------------
                                                                        1998                            1997
                                                               ---------------------           ---------------------
INTEREST INCOME
   Loans                                                                     $ 9,020                          $4,804
   Accretion of discount on loans purchased                                      338                             122
   Short term investments and securities available
    for sale                                                                     186                             118
                                                               ---------------------           ---------------------
        Total interest income                                                  9,544                           5,044
                                                               ---------------------           ---------------------

INTEREST EXPENSE
   Deposits                                                                    3,247                           1,995
   Federal Home Loan Bank advances                                               301                             135
   Warehouse line of credit                                                      559                              --
   Notes payable                                                                 188                             148
                                                               ---------------------           ---------------------
         Total interest expense                                                4,295                           2,278
                                                               ---------------------           ---------------------
             Net interest income                                               5,249                           2,766
   Provision for loan losses                                                      38                              94
                                                               ---------------------           ---------------------
             Net interest income after provision for loan
              losses                                                           5,211                           2,672
                                                               ---------------------           ---------------------

NON-INTEREST INCOME
   Gain on sale of loans, net                                                  9,897                           2,380
   Loan related charges and fees                                                  27                              82
   Service charges and fees                                                      143                              51
   Other income                                                                   31                              10
                                                               ---------------------           ---------------------
         Total non-interest income                                            10,098                           2,523
                                                               ---------------------           ---------------------

NON-INTEREST EXPENSE
   Compensation and benefits                                                   8,600                           3,149
   Occupancy expense                                                           1,112                             457
   Other expenses                                                              3,085                           1,194
                                                               ---------------------           ---------------------
     Total non-interest expense                                               12,797                           4,800
                                                               ---------------------           ---------------------

     Income before income taxes                                                2,512                             395
Income taxes                                                                   1,059                             162
                                                               ---------------------           ---------------------
Net income                                                                   $ 1,453                          $  233
                                                               =====================           =====================

Earnings per share-basic                                                       $0.13                           $0.02
                                                               =====================           =====================
Earnings per share-diluted                                                     $0.12                           $0.02
                                                               =====================           =====================

See notes to consolidated financial statements.                                2

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Dollars in thousands)                                                                    Three Months
                                                                                         Ended March 31,
                                                                   --------------------------------------------------------
                                                                              1998                            1997
                                                                   -----------------------         ------------------------
Cash flows from operating activities:
Net income                                                                       $   1,453                         $    233

Adjustments to reconcile net income
 to net cash (used in) provided by operating activities:
   Gain on sale of loans                                                            (9,897)                          (2,380)
   Origination of mortgage loans held for sale                                    (263,502)                         (67,776)
   Sales of mortgage loans held for sale                                           202,957                           42,634
   Net proceeds from sale of residual interests in securitizations                   8,302                               --
   Provision for loan losses                                                            38                               94
   Accretion of discount on loans                                                     (338)                            (122)
   Depreciation and amortization                                                       377                              123
   FHLB stock dividend                                                                 (27)                             (20)
   Increase in accrued interest receivable                                            (366)                            (111)
   Increase in other assets                                                         (1,308)                             (41)
   Deferred income taxes                                                            (2,496)                           1,329
   Increase (decrease) in accrued expenses and other liabilities                     5,162                           (2,875)
                                                                   -----------------------         ------------------------


     Net cash used in operating activities                                         (59,645)                         (28,912)
                                                                   -----------------------         ------------------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                 1,002                               --
   Originations, net of repayments, of mortgage loans                                7,410                            3,338
   Originations, net of repayments, of non-mortgage loans                          (18,428)                         (17,011)
   Purchase of securities available for sale                                            --                           (2,002)
   Purchase of premises and equipment                                                 (851)                            (598)
   Purchase of FHLB stock, net                                                          --                             (342)
   Proceeds from sale of real estate owned                                             445                              801
   Other, net                                                                         (330)                              --
                                                                   -----------------------         ------------------------
     Net cash used in investing activities                                         (10,752)                         (15,814)
                                                                   -----------------------         ------------------------

Cash flows from financing activities:
   Net increase in deposits                                                         55,038                           13,356
   Proceeds, net of repayments, from warehouse line of credit                       47,651                               --
   Proceeds, net of repayments, from FHLB advances                                 (23,000)                          12,000
                                                                   -----------------------         ------------------------
       Net cash provided by financing activities                                    79,689                           25,356
                                                                   -----------------------         ------------------------

Net increase (decrease) in cash and cash equivalents                                 9,292                          (19,370)

Cash and cash equivalents at beginning of period                                    19,026                           26,063
                                                                   -----------------------         ------------------------

Cash and cash equivalents at end of period                                       $  28,318                         $  6,693
                                                                   =======================         ========================

See notes to consolidated financial statements.                                3

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

(Dollars in thousands)                                                                 Three Months Ended
                                                                                            March 31,
                                                                     -----------------------------------------------------
                                                                               1998                           1997
                                                                     ----------------------         ----------------------

Supplemental disclosures of cash flow information:
Cash paid for:

       Interest                                                                      $3,909                         $2,269
                                                                     ======================         ======================

       Taxes                                                                         $1,585                         $   --
                                                                     ======================         ======================

Supplemental schedule of non-cash investing and financing activities:

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                                    $  270                         $  749
                                                                     ======================         ======================

See notes to consolidated financial statements.                                4

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED MARCH 31, 1998 AND 1997


1.   ORGANIZATION

     United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor") into the Company. Unless the context indicates otherwise, all reference herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities (the "Purchase Agreement") of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation was organized in 1997 as a wholly-owned subsidiary of the Company and is presently acting as agent for the Bank in secondary marketing activities.

     In 1997, the Company changed its fiscal year end from June 30 to December 31 for financial reporting purposes. For income tax purposes, the Company has filed an application with the appropriate taxing authorities to change its fiscal year end from June 30 to December 31.

2.   BASIS OF PRESENTATION

     Certain statements in this Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; risks in connection with the securitization of mortgage loans; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission.

     The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., United PanAm Mortgage Corporation and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and United PanAm Mortgage Corporation and they represent substantially all of the Company's consolidated assets and liabilities as of March 31, 1998 and December 31, 1997. Significant inter-company accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-39941), as amended, filed with the Securities and Exchange Commission on April 23, 1998 in connection with its initial public offering.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   EARNINGS PER SHARE

     At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). SFAS 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. Under SFAS 128, basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock.

     Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 1998 and 1997:

                                                                                               Three Months
(Dollars in thousands, except per share amounts)                                              Ended March 31,
                                                                              ---------------------------------------------
                                                                                       1998                    1997
                                                                              --------------------    ---------------------
Earnings per share - basic:
     Net income applicable to common stock                                                 $ 1,453                  $   233
                                                                              ====================    =====================
     Average common shares outstanding                                                      10,950                   10,669
                                                                              ====================    =====================
     Per share                                                                             $  0.13                  $  0.02
                                                                              ====================    =====================
Earnings per share - diluted:
     Net income                                                                            $ 1,453                  $   233
                                                                              ====================    =====================
     Average common shares outstanding                                                      10,950                   10,669
     Add: Stock options                                                                        926                      458
                                                                              --------------------    ---------------------
     Average common shares outstanding - diluted                                            11,876                   11,127
                                                                              ====================    =====================
     Per share                                                                             $  0.12                  $  0.02
                                                                              ====================    =====================

4.   ACCOUNTING PRONOUNCEMENTS

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the period in that financial statement. For the periods ended March 31, 1998 and 1997, the Company had no items of comprehensive income to report other than net income.

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. SFAS 131 is effective for financial statements for periods beginning after December 31, 1997, and the Company is in the process of determining its preferred format for disclosure purposes.

5.   SUBSEQUENT EVENTS

     On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its common stock at a price of $11.00 per share was declared effective by the Securities and Exchange Commission. The Company received approximately $56 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the Underwriters' over-allotment option for 825,000 shares of common stock was exercised resulting in $8 million of additional proceeds being received by the Company, after underwriting discount.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ----------------------

     Certain statements in this Form 10-Q including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations-- Factors That May Affect Future Results" and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission.

GENERAL

  THE COMPANY

     The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment or sale residential mortgage loans, personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company targets customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company believes that management's experience in originating, assessing, pricing and managing credit risk enables the Company to earn attractive risk-adjusted returns. The Company has funded its operations to date principally through retail deposits, Federal Home Loan Bank ("FHLB") advances, a mortgage warehouse line of credit, loan securitizations, and whole loan sales at its federal savings bank subsidiary, Pan American Bank, FSB (the "Bank").

     The Company commenced operations in 1994 by purchasing from the Resolution Trust Corporation (the "RTC") certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN Corporation ("BPN"). In 1996, the Company commenced its current mortgage and automobile finance businesses. The Company was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor.

     Finance companies generate income from a combination of (i) "spread" or "net interest" income (i.e., the difference between the yield on loans, net of loan losses, and the cost of funding) and (ii) "non-interest" income (i.e., the fees paid for various services and gain on the sale of loans). Income is used to cover operating expenses incurred (i.e., compensation and benefits, occupancy and other expenses) in generating that income. Each of the Company's businesses, as described below, reflects a combination of spread and non-interest income.

  MORTGAGE FINANCE

     The Company originates and sells subprime mortgage loans secured primarily by first mortgages on single family residences. The Company's targeted mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers targeted by traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, a mortgage finance warehouse line of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value.

     The Company has sold or securitized a significant amount of its mortgage loan originations to date. Therefore, its mortgage lending income has been generated almost entirely from gain on sale of loans, with only a small spread component resulting from loans held prior to sale. Income generated from this mortgage finance business covers operating costs, including compensation, occupancy, loan origination and administrative expenses.

  INSURANCE PREMIUM FINANCE

     In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (such business, "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances automobile insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals for the purchase of single premium automobile insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

     As a result of BPN performing substantially all marketing and servicing activities, the Company's role is primarily that of an underwriter and funder of loans. Therefore, IPF's income is generated primarily on a spread basis, supplemented by non-interest income generated from late payment and returned check fees. The Bank uses this income to cover the costs of underwriting and loan administration, including compensation, occupancy and data processing expenses.

     In January 1998, the Company and BPN purchased from Providian National Bank and others for $450,000 the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously have provided contracts to Commonwealth Premium Finance. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The relationship between the Company and BPN continues to be governed by the joint venture agreement already in effect. The Company also acquired the Commonwealth name and certain equipment and software. The agreement also provides that Providian National Bank and the servicers of its insurance premium finance business may not solicit or engage in the insurance premium finance business in California for a period of three years.

  AUTOMOBILE FINANCE

     In 1996, the Bank commenced its automobile finance business through its subsidiary, United Auto Credit Corporation (such business, "UACC"). UACC acquires, holds for investment and services subprime retail automobile installment sales contracts ("auto contracts") generated by franchised and independent dealers of used automobiles. UACC's customers are considered "subprime" because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. As UACC provides all marketing, origination, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

  THE BANK

     The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit and loan sales and securitizations. As of March 31, 1998, the Bank was a five-branch federal savings bank with $288.2 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $77.6 million in principal amount (before unearned discounts and premiums) at March 31, 1998.

     The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from (i) loans purchased from the RTC, (ii) its securities portfolio, and (iii) consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

  YEAR 2000 COMPLIANCE

     Like most financial institutions, the Company's computer systems identify dates using only the last two digits of the year. These systems may recognize a date using "00" as the year 1900, rather than 2000.

     The Company is using both internal and external resources to identify, correct and test systems that may be affected by year 2000 dates. System identification is scheduled for completion by the end of the second quarter of 1998, with testing and implementation scheduled for completion during the last half of 1998 and in 1999. The Company believes that year 2000 compliance will not pose significant operational issues for the Company. However, the failure to implement timely year 2000 compliant systems could have a material adverse effect on the operations of the Company.

     Dependence on third party vendors could adversely affect the Company's efforts to successfully complete year 2000 compliance for all systems in a timely manner. The Company is requiring third party vendors to represent that their products are year 2000 compliant and will implement a program to test for compliance. Contingency plans are being developed in the event that a vendor is not able to provide timely year 2000 compliance.

     The Company has initiated formal communications with its customers and vendors to determine the extent to which the Company may be affected by the failure of these parties to correct their own year 2000 issues. No assurance can be given that the systems of third parties on which the Company relies will be corrected in a timely manner, or that a failure to correct the year 2000 issue by another party, or a correction that is incompatible with the Company's systems, will not have a material adverse effect on the Company.

     The Company is assessing the expense of year 2000 compliance and the potential effect on the Company's earnings. The Company does not believe that the costs of year 2000 compliance will be material.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

  GENERAL

     Net income increased from $233,000 for the three months ended March 31, 1997 to $1.5 million for the three months ended March 31, 1998. This increase was due primarily to the expansion of the Company's mortgage, insurance premium and auto finance businesses, all of which showed improved operating results during 1997 and 1998. Also contributing to the favorable operating results was an increase of $7.5 million in gain on sales of loans from the Company's mortgage finance operations and $2.5 million in net interest income offset by an increase in non-interest expense of $8.0 million resulting primarily from the expansion of mortgage finance and other lending operations.

     As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $67.3 million for the three months ended March 31, 1997 to $263.8 million for the three months ended March 31, 1998, while insurance premium financing originations increased from $43.3 million to $43.9 million, respectively, and auto contracts purchased increased from $7.7 million to $17.8 million, respectively. Sales of mortgage loans were $193.8 million for the three months ended March 31, 1998 and $40.3 million for the comparable period in 1997.

  INTEREST INCOME

     Interest income increased from $5.0 million for the three months ended March 31, 1997 to $9.5 million for the three months ended March 31, 1998 due primarily to a $173.4 million increase in earning assets and a 0.80% increase in the average yield on earning assets. The largest components of growth in earning assets were mortgage loans, insurance premium finance loans and auto contracts, which increased $121.5 million, $5.6 million and $26.6 million, respectively. The increase in the average yield on earning assets was attributable to an increase in the origination or purchase of higher yielding loans principally related to the expansion and growth of the mortgage, insurance premium and automobile finance businesses. The increase in mortgage loan receivables was a result of an increase in loans held for sale, which increased from $49.4 million at March 31, 1997 to $185.1 million at March 31, 1998. Generally, these loans are originated for sale in the secondary mortgage market. The increase in such loans was primarily a result of growth in the Company's mortgage finance business and the opening of 20 retail lending branches and three wholesale loan centers during 1997. The growth in IPF loans was primarily a result of new loan originations associated with changes in California's automobile insurance laws effective January 1, 1997, much of which took place in 1997, and the purchase of the rights to solicit new and renewal insurance premium finance business in connection with the Commonwealth acquisition. The increase in auto contracts principally resulted from the opening of six new branch offices in 1997 and the purchasing of additional dealer contracts in these new markets.

  INTEREST EXPENSE

     Interest expense increased from $2.3 million for the three months ended March 31, 1997 to $4.3 million for the three months ended March 31, 1998, due to a $160.7 million increase in interest bearing liabilities and a 0.38% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in interest bearing liabilities was deposits with the Bank, which increased from $172.4 million at March 31, 1997 to $288.2 million at March 31, 1998. The average cost of deposits increased from 4.98% at March 31, 1997 to 5.21% at March 31, 1998.

     The increase in deposits resulted from the use of retail and wholesale certificates of deposit ("CDs") to finance the Company's lending operations, and the increase in the average yield on the Bank's deposits reflects the repricing of accounts to higher rates.

     The second largest component of growth in interest bearing liabilities was from borrowings under the Bank's warehouse line of credit. In October 1997, the Bank entered into a $100 million master repurchase agreement under which it may sell and repurchase, at a set price, mortgage loans pending the sale or securitization of these loans. Such borrowings increased to $53.9 million at March 31, 1998 with a weighted average interest rate of 6.38%. Interest expense was $559,000 during the quarter ended March 31, 1998. There were no warehouse line of credit advances outstanding during the quarter ended March 31, 1997. FHLB advances were $5.0 million at March 31, 1998 compared to $16.0 million at March 31, 1997.

  PROVISION FOR LOAN LOSSES

     Provision for loan losses decreased from $94,000 for the three months ended March 31, 1997 to $38,000 for the three months ended March 31, 1998. The total allowance for loan losses was $5.5 million at March 31, 1997 compared to $6.9 million at March 31, 1998. The increase in the allowance for loan losses is attributable to the additional provision for losses recorded during the twelve months ended December 31, 1997 and acquisition discounts related to the Company's purchase of auto contracts. The Company allocates the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses. Net loan charge-offs were $236,000 in the three months ended March 31, 1997 compared to $394,000 in the three months ended March 31, 1998.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. The Company reports its loans held for sale at the lower of cost or market value, accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  NON-INTEREST INCOME

     Non-interest income increased $7.6 million, from $2.5 million for the three months ended March 31, 1997 to $10.1 million for the three months ended March 31, 1998. This increase resulted from gain on sale of mortgage loans and is due primarily to a substantial increase in the volume of mortgage loans sold by the Company. During the three months ended March 31, 1997, the Company sold $40.3 million in mortgage loans on a whole loan non-recourse basis compared to $193.8 million in mortgage loans sold during the comparable period in 1998. Net gains on sales of loans, as a percentage of loans sold, were 5.9% for the three months ended March 31, 1997 compared to 5.1% for the three months ended March 31, 1998. The decline reflects competitive pressure in the securitization and whole loan sale markets resulting, in part, from higher industry-wide loan prepayment rates in the later part of 1997 and early 1998 as compared to the first quarter of 1997.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $58,000, from $143,000 for the three months ended March 31, 1997 to $201,000 for the three months ended March 31, 1998.

  NON-INTEREST EXPENSE

     Non-interest expense increased $8.0 million, from $4.8 million for the three months ended March 31, 1997 to $12.8 million for the three months ended March 31, 1998. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $5.5 million associated with the expansion of the Company's mortgage and automobile finance operations. In addition, occupancy expense increased $655,000, reflecting an increase in the number of mortgage and automobile lending offices. Marketing expense was $837,000 for the three months ended March 31, 1998, compared to $142,000 for the three months ended March 31, 1997. This increase is attributable to the Company's retail mortgage lending operations which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Also, as a result of growth in the Company's mortgage finance and automobile lending operations, other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $1.2 million during the three months ended March 31, 1998 compared to the same period in 1997.

     The Company significantly expanded its mortgage and automobile finance operations, resulting in an increase from 147 employees in eight offices and 33 employees in five offices, respectively, as of March 31, 1997 to 508 employees in 28 offices and 76 employees in 11 offices, respectively, as of March 31, 1998.

  INCOME TAXES

     Income taxes increased $897,000, from $162,000 for the three months ended March 31, 1997 to $1.1 million for the three months ended March 31, 1998. This increase occurred as a result of a $2.1 million increase in income before income taxes between the two periods and an increase in the effective tax rate from 41.0% for the three months ended March 31, 1997 to 42.2% for the three months ended March 31, 1998.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

     Total assets increased $86.3 million, from $310.8 million at December 31, 1997 to $397.1 million at March 31, 1998. This increase occurred primarily as a result of a $81.5 million increase in loans, from $268.5 million at December 31, 1997 to $350.0 million as of March 31, 1998. The increase in loans was comprised of a $65.1 million increase in mortgage loans held for sale, a $8.2 million increase (net of unearned finance charges) in auto contracts and a $10.6 million increase in insurance premium finance loans, offset by a $4.4 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments.

     Cash and cash equivalents increased $9.3 million, from $19.0 million at December 31, 1997 to $28.3 million at March 31, 1998, primarily as a result of an increase in short-term borrowings.

     Residual interests in securitizations were $8.2 million at December 31, 1997 which were entirely attributable to the Company's first securitization in December 1997. In March 1998, the Company sold its residual interests from the December securitization for $8.3 million in cash and recorded a gain on sale of approximately $100,000. Accordingly, as of March 31, 1998, the Company had no remaining residual interests in securitizations reflected on its balance sheet.

     Premises and equipment increased from $3.1 million at December 31, 1997 to $3.6 million at March 31, 1998 as a result of purchases of furniture and equipment for the Company's new branch offices and the continued growth in lending operations.

     Deposits increased $55.0 million, from $233.2 million at December 31, 1997 to $288.2 million at March 31, 1998, due primarily to an increase in CDs of $52.5 million, from $197.1 million at December 31, 1997 to $249.6 million at March 31, 1998. Included in deposits at December 31, 1997 are $17.5 million in brokered CDs compared to $30.0 million at March 31, 1998. The growth in deposits reflects the continued financing of the Company's mortgage, insurance premium finance and auto lending activities with retail and wholesale deposits though the Bank's five-branch network.

     Other interest bearing liabilities include the RTC notes payable which remained unchanged at $10.9 million between the period ends, FHLB advances which decreased from $28.0 million as of December 31, 1997 at a weighted average interest rate of 7.07% to $5.0 million at March 31, 1998 at a weighted average interest rate of 6.63%, notes payable from shareholders which was unchanged at $2.0 million between period ends and a warehouse line of credit which increased from $6.2 million at December 31, 1997 to $53.9 million at March 31, 1998.

     Net deferred tax assets were $5.7 million at March 31, 1998 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked -to-market.

     Shareholders' equity increased from $13.0 million at December 31, 1997 to $14.5 million at March 31, 1998, solely as a result of the Company's first quarter 1998 net income.

MANAGEMENT OF INTEREST RATE RISK

     The principal objective of the Company's interest rate risk management activities is to evaluate the interest rate risk inherent in the Company's business activities, determine the level of appropriate risk given the Company's operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Board of Directors reviews on a quarterly basis the asset/liability position of the Company, including simulation of the effect on capital of various interest rate scenarios.

     The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities which can be adversely affected by movements in interest rates. In addition, between the time the Company originates loans and investors' sales commitments are received, the Company may be exposed to interest rate risk to the extent that interest rates move upward or downward during the time the loans are held for sale. The Company mitigates these risks somewhat by purchasing or originating ARMs that reprice frequently in an increasing or declining interest rate environment. Also, the Company sells substantially all of its loans held for sale on a regular basis, thereby reducing significantly the amount of time these loans are held by the Company.

     The Bank's interest rate sensitivity is monitored by the Board of Directors and management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and NPV Ratio is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company reviews a market value model prepared quarterly by the OTS (the "OTS NPV model"), based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The interest rate risk policy of the Company provides that the maximum permissible change at a 400 basis point increase or decrease in market interest rates is a 30% change in NPV. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

     At December 31, 1997, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (i) a 200 basis point decrease in interest rates was 45 basis points and would result in a $1.8 million increase in the NPV of the Bank and (ii) a 200 basis point increase in interest rates was 48 basis points and would result in a $1.8 million decrease in the NPV of the Bank. At December 31, 1997, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

     Although the NPV measurement provides an indication of the Bank's interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results. Management monitors the results of this modeling, which are presented to the Board of Directors on a quarterly basis.

     The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1997 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                                         NPV as % of Portfolio
                                              Net Portfolio Value                           Value of Assets
                               ------------------------------------------------     -----------------------------
        Change in Rates           $ Amount         $ Change         % Change          NPV Ratio       % Change
        ---------------        --------------   --------------   --------------     -------------  --------------
                                                         (Dollars in thousands)
+400 bp                             $28,286        $(9,268)            -25%               9.13%         -262 bp
+300 bp                             $32,636        $(4,918)            -13%              10.40%         -135 bp
+200 bp                             $35,712        $(1,842)             -5%              11.27%          -48 bp
+100 bp                             $37,297        $  (257)             -1%              11.70%           -5 bp
0 bp                                $37,554             --              --               11.75%            --
-100 bp                             $37,880        $   326              +1%              11.82%           +7 bp
-200 bp                             $39,327        $ 1,773              +5%              12.20%          +45 bp
-300 bp                             $41,439        $ 3,885             +10%              12.75%         +100 bp
-400 bp                             $44,450        $ 6,896             +18%              13.55%         +180 bp

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The Company's primary sources of funds are deposits at the Bank, FHLB advances, financing under a secured warehouse line of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on securities and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and the Company has always met or exceeded this requirement. Management, through its Asset and Liability Committee, which meets monthly or more frequently if necessary, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. During the three months ended March 31, 1998 and 1997, cash flows from sales of loans were $203.0 million and $42.6 million, respectively.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 1998, such retail deposits were $198.8 million or 69.0% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at March 31, 1998, wholesale deposits were $59.4 million or 20.6% of total deposits while broker-originated deposits were $30.0 million or 10.4% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                          March 31,                                December 31,
                                                            ----------------------------------------------------------
                                            1998                        1997                         1996
                              ----------------------------  ----------------------------  ----------------------------
                                                Weighted                     Weighted                     Weighted
                                                Average                       Average                      Average
                                 Balance          Rate         Balance         Rate          Balance         Rate
                              -------------  -------------  -------------  -------------  -------------  -------------
                                                                  (Dollars in thousands)
Passbook accounts                $ 27,759         3.79%        $ 26,095          3.76%       $ 17,054          2.84%
Checking accounts                  10,922         1.39%           9,959          1.33%         10,642          1.32%
Certificates of deposit
   Under $100,000                 159,288         5.55%         144,926          5.56%        123,914          5.47%
   $100,000 and over               90,263         5.75%          52,214          5.89%          7,451          5.89%
                                 --------                      --------                      --------
     Total                       $288,232         5.28%        $233,194          5.25%       $159,061          4.68%
                                 ========                      ========                      ========

  The following table sets forth the time remaining until maturity for all CDs at March 31, 1998, December 31, 1997 and 1996.

                                                March 31,             December 31,           December 31,
                                                   1998                   1997                   1996
                                          --------------------    -----------------      -------------------
                                                                     (In thousands)
Maturity within one year                             $187,531             $181,858                 $103,369
Maturity within two years                              61,613               14,984                   26,819
Maturity within three years                               403                  298                    1,177
Maturity within four years                                  4                   --                       --
                                                     --------             --------                 --------
Total certificates of deposit                        $249,551             $197,140                 $131,365
                                                     ========             ========                 ========


     Although the Bank has a significant amount of deposits maturing in less than one year, the Company believes that the Bank's current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates which may result in a higher cost of funds.

     At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with (i) tangible capital of $24.0 million, or 6.14% of total adjusted assets, which is above the required level of $5.9 million, or 1.50%;
(ii) core capital of $24.0 million, or 6.14% of total adjusted assets, which is above the required level of $15.6 million, or 3.00%; and (iii) risk-based capital of $27.5 million, or 9.85% of risk-weighted assets, which is above the required level of $22.4 million, or 8.00%.

     Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "adequately capitalized" at March 31, 1998.

     At December 31, 1997, the Bank was considered "well capitalized" under the FDICIA capital standards, however, as a result of a significant increase in loans held for sale during the first quarter of 1998, the Bank's total risk-based capital ratio declined to 9.85%, which is below the 10% requirement for "well capitalized." The Bank continues to exceed the two other capital levels included in the "well capitalized" designation. During the second quarter of 1998, sufficient capital was contributed to the Bank by its parent company to meet the "well capitalized" requirement.

     The Company has other sources of liquidity, including FHLB advances, a warehouse line of credit and securities maturing within one year. Through the Bank, the Company obtains advances from the FHLB, collateralized by its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of March 31, 1998, the Bank's available borrowing capacity under this credit facility was $34.5 million.

     Other borrowings of the Company consist of the RTC Notes Payable (as defined below) which mature in 1999, notes payable from shareholders which mature in 1999 and a warehouse line of credit.

     In October 1997, the Bank entered into a $100 million master repurchase agreement under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. The arrangement provides for an advance rate approximating 100% of the outstanding principal balance of qualifying mortgage loans and a rate of interest to be determined by the parties upon each such sale of mortgage loans, but which shall not exceed LIBOR plus 0.70%. Qualifying mortgage loans consist of first and second mortgage loans with an LTV that does not exceed 90%, subject to certain restrictions. This agreement may be terminated at any time at the option of either party.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse line of credit) at or for the periods ended on the dates indicated.

                                                          March 31,                       December 31,
                                                                           ---------------------------------------
                                                             1998                  1997                  1996
                                                     -----------------     -----------------     -----------------
                                                                          (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                 $28,000               $40,900                $4,000
     Balance at end of period                                    5,000                28,000                 4,000
     Average balance for period                                 21,167                18,526                 1,170
   Weighted average interest rate on
     Balance at end of period                                     6.63%                 7.07%                 5.70%
     Average balance for period                                   5.83%                 5.95%                 6.15%
Warehouse line of credit
     Maximum month-end balance                                 $83,441               $64,359                $   --
     Balance at end of period                                   53,888                 6,237                    --
     Average balance for period                                 34,141                 8,914                    --
  Weighted average interest rate on
     Balance at end of period                                     6.38%                 6.70%                   --%
     Average balance for period                                   6.71%                 6.10%                   --%

     The Company had no material contractual obligations or commitments for capital expenditures at March 31, 1998. However, the Company is in the process of expanding its mortgage and auto finance operations, which will entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. At March 31, 1998, the Company had outstanding commitments to originate loans of $267.4 million, compared to $117.4 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

  RTC NOTES PAYABLE

     In connection with its acquisition of certain assets from the RTC, the Bank obtained loans (the "RTC Notes Payable") from the RTC in the aggregate amount of $10.9 million under the RTC's Minority Interim Capital Assistance Program provided for in Section 21A(u) of the Federal Home Loan Bank Act, as amended (the "FHLBA"). The FHLBA gives the RTC authority to provide interim capital assistance to minority-owned institutions, defined in the FHLBA as more than fifty percent (50%) owned or controlled by one or more minorities. The Bank, PAFI and the RTC entered into an Interim Capital Assistance Agreement on April 29, 1994 with respect to a loan of $6,930,000 and a second Interim Capital Assistance Agreement on September 9, 1994 with respect to a loan of $4,000,000 (together, the "RTC Agreements"). The RTC Agreements provide for repayment of the entire principal amount, plus any accrued, previously unpaid interest thereon, in a single lump sum installment on April 28, 1999 and September 8, 1999, respectively. The RTC Notes Payable may be prepaid at the option of the Bank and must be prepaid in the event that PAFI obtains all or any material portion of its permanent financing prior to maturity of the RTC Notes Payable. The RTC is entitled to declare the entire principal amount of the RTC Notes Payable, plus all interest accrued and unpaid thereon, immediately due and payable upon the occurrence of certain events of default.

     The rate at which interest accrues on the RTC Notes Payable is based on the RTC's "Cost of Funds," defined in the RTC Agreements at the end of the calendar quarter Monday auction yield price for 13 week United States Treasury Bills plus
12.5 basis points, and adjusts annually, in the case of the $6.9 million loan due April 1999, and quarterly, in the case of the $4 million loan due September 1999. Interest accrues on any amount of principal or interest not paid when due at the rate of the RTC's Cost of Funds plus 300 basis points, beginning on the date such unpaid amount became due.

     In connection with the RTC Agreements, PAFI and the RTC have entered into Stock Pledge Agreements pursuant to which PAFI has pledged to the RTC all of the issued and outstanding shares of the capital stock of the Bank as security for the repayment of the RTC Notes Payable.

LENDING ACTIVITIES

     To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a non-recourse, servicing released basis. As a result, upon sale, all risks and rewards of ownership, including those associated with loan payments and prepayments, transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual interests in this securitization to a third party. Accordingly, to date, prepayments have not had a significant effect on the Company's operations.

     Summary of Loan Portfolio. At March 31, 1998, the Company's loan portfolio constituted $350.0 million, or 88.1% of the Company's total assets, of which $164.9 million, or 47.1%, were held for investment and $185.1 million, or 52.9%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                           March 31,               December 31,                December 31,
                                                             1998                      1997                        1996
                                                    --------------------      --------------------      -----------------------
                                                                                  (In thousands)
MORTGAGE LOANS
Mortgage loans (purchased primarily from RTC)                   $ 77,625                  $ 81,995                     $102,733
                                                    --------------------      --------------------      -----------------------
Subprime mortgage loans
     Held for sale                                               185,100                   120,002                       20,766
     Held for investment                                           7,009                     5,375                        1,294
                                                    --------------------      --------------------      -----------------------
     Total subprime mortgage loans                               192,109                   125,377                       22,060
                                                    --------------------      --------------------      -----------------------
     Total mortgage loans                                        269,734                   207,372                      124,793
                                                    --------------------      --------------------      -----------------------
CONSUMER LOANS
Automobile installment contracts                                  50,953                    40,877                       10,830
Insurance premium financing                                       50,580                    39,990                       32,058
Other consumer loans                                                 378                       267                          230
                                                    --------------------      --------------------      -----------------------
     Total consumer loans                                        101,911                    81,134                       43,118
                                                    --------------------      --------------------      -----------------------
     Total loans                                                 371,645                   288,506                      167,911
Unearned discounts and premiums                                   (2,238)                   (2,901)                      (3,697)
Unearned finance charges                                         (12,480)                  (10,581)                      (3,271)
Allowance for loan losses                                         (6,932)                   (6,487)                      (5,356)
                                                    --------------------      --------------------      -----------------------
     Total loans, net                                           $349,995                  $268,537                     $155,587
                                                    ====================      ====================      =======================

  Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at March 31, 1998 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                                               March 31, 1998
                       ------------------------------------------------------------------------------------------------------------
                                     More Than 1      More Than 3      More Than 5      More Than
                          One Year     Year to          Year to          Years to      10 Years to      More Than 20     Total Loans
                          or Less      3 Years          5 Years          10 Years        20 Years           Years
                       ------------   ------------   ------------     ------------    ------------      ------------    ------------

                                                                     (In thousands)
Mortgage loans held
   for investment         $    50        $   540        $ 2,019           $7,107         $24,191          $ 50,727        $ 84,634
Mortgage loans held
   for sale                    --             --            --                --          13,180           171,920         185,100
Consumer loans             51,511          25,178        25,222               --              --               --          101,911
                          -------         -------       -------           ------         -------          --------        --------
     Total                $51,561         $25,718       $27,241           $7,107         $37,371          $222,647        $371,645
                          =======         =======       =======           ======         =======          ========        ========

  CLASSIFIED ASSETS AND ALLOWANCE FOR LOAN LOSSES

     The Company maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets which do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

     At March 31, 1998, the Company had $2.0 million in assets classified as special mention, $8.7 million of assets classified as substandard, $66,000 in assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans in the Bank's held for investment portfolio (before specific reserves for losses) that were more than 30 days delinquent at March 31, 1998, December 31, 1997 and 1996.

Loan                March 31,       % of Total       December 31,     % of Total      December 31,     % of Total
----
Delinquencies         1998             Loans             1997           Loans             1996           Loans
-------------    --------------   --------------   --------------   --------------   --------------   --------------
                                                         (Dollars in thousands)
30 to 59 days          $  636            0.4%            $  416            0.3%            $1,866             1.3%
60 to 89 days           1,140            0.7%               641            0.4%               109             0.1%
90+ days                6,069            3.5%             7,130            4.6%             6,422             4.6%
                 --------------   --------------   --------------   --------------   --------------   --------------
Total                  $7,845            4.6%            $8,187            5.3%            $8,397             6.0%
                 ==============   ==============   ==============   ==============   ==============   ==============

  Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is delinquent 90 days or more, and on a non-mortgage loan when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at March 31, 1998 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums, unearned finance charges and specific allowances) at March 31, 1998, December 31, 1997 and 1996.

                                                                                          December 31,
                                                            March 31,       --------------------------------------
                                                              1998                 1997                 1996
                                                       -----------------    -----------------    -----------------
                                                                           (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                    $7,919               $5,219               $5,044
     Multi-family residential                                         80                   81                   81
     Consumer and other loans                                      1,075                1,333                  710
                                                                  ------               ------               ------
          Total                                                   $9,074               $6,633               $5,835
                                                                  ======               ======               ======

Nonaccrual loans as a percentage of
     Total loans held for investment                                5.32%                4.31%                4.19%
     Total assets                                                   2.28%                2.13%                3.09%
General allowance for loan losses as a percentage of
     Total loans held for investment                                3.28%                3.54%                3.14%
     Nonaccrual loans                                              61.71%               82.33%               74.90%


  Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. At March 31, 1998, December 31, 1997 and 1996, real estate owned was $346,000, $562,000 and $988,000, respectively, and consisted entirely of one to four family residential properties.

  Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                          At or For the                    At or For the Year Ended
                                                           Three Months                           December 31,
                                                          Ended March 31,          ------------------------------------------
                                                                1998                       1997                  1996
                                                        -------------------        -------------------    -------------------
                                                                               (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                     $6,487                    $ 5,356                 $5,250
     Provision for loan losses                                         38                        507                    194
     Charge-offs
          Mortgage loans held for investment                          (42)                      (373)                  (285)
          Mortgage loans held for sale                                 --                         --                     --
          Consumer loans                                             (720)                    (2,101)                  (433)
                                                        -------------------        -------------------    -------------------
                                                                     (762)                    (2,474)                  (718)
     Recoveries
          Mortgage loans held for investment                           --                         77                     --
          Mortgage loans held for sale                                 --                         --                     --
          Consumer loans                                              368                      1,068                    274
                                                        -------------------        -------------------    -------------------
                                                                      368                      1,145                    274
                                                        -------------------        -------------------    -------------------
     Net charge-offs                                                 (394)                    (1,329)                  (444)
     Acquisition discounts allocated to loss allowance                801                      1,953                    356
                                                        -------------------        -------------------    -------------------
Balance at end of period                                           $6,932                    $ 6,487                 $5,356
                                                        ===================        ===================    ===================
     Annualized net charge-offs to average loans                     1.00%                      0.60%                  0.30%
     Ending allowance to period end loans, net                       4.20%                      4.37%                  3.97%

     The Company's policy is to maintain an allowance for loan losses to absorb future losses which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified.

     The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

     The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination.

CASH EQUIVALENTS AND SECURITIES PORTFOLIO

     The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities, which generally have maturities of less than 90 days, satisfy regulatory requirements for liquidity.

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                            March 31,                              December 31,
                                                                                   ------------------------------------------
                                                               1998                       1997                       1996
                                                        -------------------        -------------------    -------------------
                                                                                 (Dollars in thousands)
Balance at end of period
     Overnight deposits                                            $18,000                     $4,000                $21,000
     U.S. agency securities                                             --                      1,002                     --
                                                        -------------------        -------------------    -------------------
     Total                                                         $18,000                     $5,002                $21,000
                                                        ===================        ===================    ===================

Weighted average yield at end of period
     Overnight deposits                                               5.50%                      3.50%                  5.02%
     U.S. agency securities                                             --                       6.54%                    --
Weighted average maturity at end of period
     Overnight deposits                                              1 day                      1 day                  1 day
     U.S. agency securities                                             --                  24 months                     --


FACTORS THAT MAY AFFECT FUTURE RESULTS

  LIMITED OPERATING HISTORY

     The Company purchased certain assets and assumed certain liabilities of Pan American Federal Savings Bank from the RTC in 1994. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN, and in 1996 the Company commenced its subprime mortgage and automobile finance businesses. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based.

  CREDIT-IMPAIRED BORROWERS

     Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit. Substantially all of the Company's mortgage and auto loans are made to individuals with impaired or limited credit histories, limited documentation of income or higher debt-to-income ratios than are permitted by traditional lenders. If the Company experiences higher losses than anticipated, the Company's financial condition, results of operations and business prospects would be materially and adversely affected.

  NEED FOR ADDITIONAL FINANCING

     The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, a mortgage warehouse line of credit, loan securitizations, and whole loan sales at the Bank. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's mortgage, insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  CONCENTRATION OF BUSINESS IN CALIFORNIA

     The Company's lending activities are concentrated primarily in California and are likely to remain so for the foreseeable future. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  RELIANCE ON SYSTEMS AND CONTROLS

     The Company depends heavily upon its systems and controls, some of which have been designed specifically for a particular business, to support the evaluation, acquisition, monitoring, collections and administration of that business. There can be no assurance that these systems and controls, including those specially designed and built for the Company, are adequate or will continue to be adequate to support the Company's growth. A failure of the Company's automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon the Company's financial condition, results of operations and business prospects.

  RELIANCE ON KEY EMPLOYEES AND OTHERS

     The Company is dependent upon the continued services of its key employees as well as the key employees of BPN. The loss of the services of any key employee, or the failure of the Company to attract and retain other qualified personnel, could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  COMPETITION

     Each of the Company's businesses is highly competitive. Competition in the Company's markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company's competitors in subprime mortgage finance include other consumer finance companies. The Company competes in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. The Company competes in the subprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in subprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by the Company. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

  CHANGES IN INTEREST RATES

     The Company's results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on the Company's net income. Further, a significant increase in market rates of interest could adversely affect demand for the Company's financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond the Company's control. The Company's liabilities generally have shorter terms and are more interest rate sensitive than its assets. Accordingly, changes in interest rates could have a material adverse effect on the profitability of the Company's lending activities.

  MANAGEMENT OF GROWTH

     The Company has experienced rapid growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its mortgage and automobile finance businesses. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of IPF, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy would have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  SECURITIZATIONS

     The Company completed its first securitization of mortgage loans in December 1997 and expects to sell or securitize mortgage loans on a periodic basis in the future. The Company will, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests in this securitization for cash in the amount of $8.3 million which exceeds the carrying value of approximately $8.2 million at the date of sale. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

     The Company may rely on credit enhancements to guarantee or otherwise support senior certificates issued in securitizations. If the Company is unable to obtain credit enhancement in connection with the senior certificates, the Company might be unable to securitize its loans, which could have a material adverse effect on the Company's results of operations, financial condition and business prospects. Although alternative structures to securitizations may be available, there can be no assurance that the Company will be able to use these structures or that these structures will be economically viable for the Company. The Company's ability to obtain credit enhancement for its securitizations also may be adversely affected by poor performance of the Company's securitizations or the securitizations of others. The inability of the Company to complete securitizations for any reason could have a material adverse effect on the Company's results of operations, financial condition and business prospects.

  CHANGE IN GENERAL ECONOMIC CONDITIONS

     Each of the Company's businesses is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession, the Company may experience a decrease in demand for its financial products and services, an increase in its servicing costs, a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to such borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect the Company's financial condition, results of operations and business prospects.

  IMPACT OF INFLATION AND CHANGING PRICES

     The financial statements and notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Company's operations. Unlike industrial companies, nearly all of the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company's performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

     Not applicable

PART II.                       OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.
           -----------------

     Not Applicable


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           -----------------------------------------

     Not Applicable


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           -------------------------------

     Not Applicable


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

     Not Applicable


ITEM 5.    OTHER INFORMATION.
           -----------------

     Not Applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           --------------------------------

     (a)   Exhibits

           27.1 Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                                    UNITED PANAM FINANCIAL CORP.



DATE:    June 4, 1998                 By:  /s/ LAWRENCE J. GRILL
                                          -------------------------------------
                                          Lawrence J. Grill
                                          President and Chief Executive Officer



         June 4, 1998                  By: /s/ CAROL M. BUCCI
                                          -------------------------------------
                                          Carol M. Bucci
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                          Financial and Accounting Officer)