Form 10-Q
period 1998-06-30
UNITED PANAM FINANCIAL CORP
filed 1998-08-12
CIK 1049231

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended June 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X         No
                                                ---           ---


The number of shares outstanding of the Registrant's Common Stock as of August 7, 1998 was 17,275,000 shares.

                          UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 1998

                                     INDEX



                                                                       Page
PART I.   FINANCIAL INFORMATION                                        ----

Item 1.   Financial Statements

          Consolidated Statements of Financial Condition as of
            June 30, 1998 and December 31, 1997                           1

          Consolidated Statements of Operations
            for the three and six months ended June 30, 1998
            and June 30, 1997                                             2

          Consolidated Statements of Cash Flows
            for the three and six months ended June 30, 1998
            and June 30, 1997                                             3

          Notes to Unaudited Consolidated Financial Statements            5

Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                 8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     29

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                              30

Item 2.   Changes in Securities and Use of Proceeds                      30

Item 3.   Defaults Upon Senior Securities                                30

Item 4.   Submission of Matters to a Vote of Security Holders            31

Item 5.   Other Information                                              31

Item 6.   Exhibits and Reports on Form 8-K                               31

PART I.                      FINANCIAL INFORMATION


ITEM 1.    FINANCIAL STATEMENTS.
           --------------------

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                            June 30,                December 31,
(Dollars in thousands, except per share data)                                 1998                      1997
                                                                     ---------------------     ---------------------
ASSETS

Cash and due from banks                                                           $  5,975                  $ 15,026
Short term investments                                                              42,430                     4,000
                                                                     ---------------------     ---------------------

Cash and cash equivalents                                                           48,405                    19,026
Securities available for sale, at fair value                                            --                     1,002
Residual interests in securitizations, at fair value                                    --                     8,230
Loans, net                                                                         181,485                   148,535
Loans held for sale                                                                160,963                   120,002
Federal Home Loan Bank stock, at cost                                                2,059                     1,945
Accrued interest receivable                                                          1,512                     1,494
Real estate owned, net                                                               1,209                       562
Premises and equipment, net                                                          4,522                     3,085
Deferred tax assets                                                                  3,001                     3,171
Intangible assets                                                                      395                       457
Other assets                                                                         8,247                     3,333
                                                                     ---------------------     ---------------------
     Total assets                                                                 $411,798                  $310,842
                                                                     =====================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                          $300,334                  $233,194
Notes payable                                                                       10,930                    12,930
Federal Home Loan Bank advances                                                         --                    28,000
Warehouse line of credit                                                                --                     6,237
Accrued expenses and other liabilities                                              18,469                    17,472
                                                                     ---------------------     ---------------------
     Total liabilities                                                             329,733                   297,833
                                                                     ---------------------     ---------------------

Commitments and contingencies                                                           --                        --
Preferred stock (par value $0.01 per share):
     Authorized, 2,000,000 shares
     None issued and outstanding                                                        --                        --
Common stock (par value $0.01 per share):
    Authorized, 20,000,000 shares
    Issued and outstanding, 17,275,000 and 10,950,000 shares at
    June 30, 1998 and December 31, 1997, respectively                                  173                       110
Additional paid-in capital                                                          68,454                     5,127
Retained earnings                                                                   13,438                     7,772
                                                                     ---------------------     ---------------------
     Total stockholders' equity                                                     82,065                    13,009
                                                                     ---------------------     ---------------------

     Total liabilities and stockholders' equity                                   $411,798                  $310,842
                                                                     =====================     =====================

See notes to unaudited consolidated financial statements.                      1

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                              Three Months                   Six Months
(In thousands, except per share data)                        Ended June 30,                Ended June 30,
                                                     ---------------------------     ---------------------------
                                                        1998            1997           1998            1997
                                                     -----------      ---------     -----------     -----------
INTEREST INCOME
   Loans                                                 $11,608        $ 5,935         $20,627         $10,739
   Accretion of discount on loans purchased                  204            231             542             353
   Short term investments and securities available
    for sale                                                 280            155             466             273
                                                     -----------      ---------     -----------     -----------
        Total interest income                             12,092          6,321          21,635          11,365
                                                     -----------      ---------     -----------     -----------

INTEREST EXPENSE
   Deposits                                                3,876          2,303           7,123           4,346
   Federal Home Loan Bank advances                           244            357             545             444
   Warehouse line of credit                                  907             --           1,466              --
   Notes payable                                             152            150             340             298
                                                     -----------      ---------     -----------     -----------
         Total interest expense                            5,179          2,810           9,474           5,088
                                                     -----------      ---------     -----------     -----------
             Net interest income                           6,913          3,511          12,161           6,277
   Provision for loan losses                               1,085            285           1,123             379
                                                     -----------      ---------     -----------     -----------
             Net interest income after provision
              for loan losses                              5,828          3,226          11,038           5,898
                                                     -----------      ---------     -----------     -----------

NON-INTEREST INCOME
   Gain on sale of loans, net                             17,294          4,697          27,191           7,077
   Loan related charges and fees                              46            112              72             194
   Service charges and fees                                  162             54             305             105
   Other income                                               31             13              63              23
                                                     -----------      ---------     -----------     -----------
         Total non-interest income                        17,533          4,876          27,631           7,399
                                                     -----------      ---------     -----------     -----------

NON-INTEREST EXPENSE
   Compensation and benefits                              10,172          3,882          18,772           7,031
   Occupancy expense                                       1,365            670           2,478           1,127
   Other expenses                                          4,430          1,944           7,514           3,138
                                                     -----------      ---------     -----------     -----------
     Total non-interest expense                           15,967          6,496          28,764          11,296
                                                     -----------      ---------     -----------     -----------

     Income before income taxes                            7,394          1,606           9,905           2,001

Income taxes                                               3,181            666           4,239             828
                                                     -----------      ---------     -----------     -----------
Net income                                               $ 4,213        $   940         $ 5,666         $ 1,173
                                                     ===========      =========     ===========     ===========

Earnings per share-basic                                 $  0.27        $  0.09         $  0.43         $  0.11
                                                     ===========      =========     ===========     ===========
Earnings per share-diluted                               $  0.26        $  0.08         $  0.40         $  0.11
                                                     ===========      =========     ===========     ===========
Weighted average shares outstanding-basic                 15,469         10,669          13,210          10,669
                                                     ===========      =========     ===========     ===========
Weighted average shares outstanding-diluted               16,376         11,154          14,060          11,140
                                                     ===========      =========     ===========     ===========


See notes to unaudited consolidated financial statements.                      2

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

(Dollars in thousands)                                                   Three Months                 Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                   ------------------------     -----------------------
                                                                     1998            1997         1998           1997
                                                                   ---------    ---------     ---------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   4,213    $     940     $   5,666     $   1,173

Adjustments to reconcile net income
 to net cash (used in) provided by operating activities:
   Gain on sale of loans                                             (17,294)      (4,697)      (27,191)       (7,077)
   Origination of mortgage loans held for sale                      (334,655)    (108,712)     (598,157)     (176,488)
   Sales of mortgage loans held for sale                             359,609       97,160       562,566       139,794
   Net proceeds from sale of residual interests in                        --           --         8,302            --
    securitizations
   Provision for loan losses                                           1,085          285         1,123           379
   Accretion of discount on loans                                       (204)        (231)         (542)         (353)
   Depreciation and amortization                                         379          162           756           285
   FHLB stock dividend                                                   (29)         (21)          (56)          (41)
   (Decrease) increase in accrued interest receivable                    348          (47)          (18)         (158)
   Increase in other assets                                           (3,304)        (593)       (4,612)         (634)
   Deferred income taxes                                                 126           16           170            20
   Increase (decrease) in accrued expenses and other
    liabilities                                                       (1,624)       6,068           998         4,518
                                                                   ---------    ---------     ---------     ---------

     Net cash provided by (used in) operating activities               8,650      ( 9,670)      (50,995)      (38,582)
                                                                   ---------    ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                      --           --         1,002            --
   Originations, net of repayments, of mortgage loans                 11,731        6,906        19,141        10,244
   Originations, net of repayments, of non-mortgage loans            (13,593)     (11,013)      (32,021)      (28,024)
   Purchase of securities available for sale                              --           --            --        (2,002)
   Purchase of premises and equipment                                 (1,252)        (635)       (2,103)       (1,233)
   Purchase of FHLB stock, net                                           (58)          --           (58)         (342)
   Proceeds from sale of real estate owned                                --          387           450         1,188
   Other, net                                                              5           --          (330)           --
                                                                   ---------    ---------     ---------     ---------
     Net cash used in investing activities                            (3,167)      (4,355)      (13,919)      (20,169)
                                                                   ---------    ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES
   Repayment of notes payable to shareholders                         (2,000)          --        (2,000)           --
   Net increase in deposits                                           12,102       22,734        67,140        36,090
   Proceeds from initial public offering of common stock, net         63,390           --        63,390            --
   Proceeds, net of repayments, from warehouse line of credit        (53,888)          --        (6,237)           --
   Proceeds, net of repayments, from FHLB advances                    (5,000)       4,000       (28,000)       16,000
                                                                   ---------    ---------     ---------     ---------
       Net cash provided by financing activities                      14,604       26,734        94,293        52,090
                                                                   ---------    ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                  20,087       12,709        29,379        (6,661)

Cash and cash equivalents at beginning of period                      28,318        6,693        19,026        26,063
                                                                   ---------    ---------     ---------     ---------

Cash and cash equivalents at end of period                         $  48,405    $  19,402     $  48,405     $  19,402
                                                                   =========    =========     =========     =========

See notes to unaudited consolidated financial statements.                      3

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

(Dollars in thousands)                                                   Three Months                 Six Months
                                                                        Ended June 30,               Ended June 30,
                                                                   ------------------------     -----------------------
                                                                     1998            1997         1998           1997
                                                                   ---------      ---------     ---------     ---------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:

       Interest                                                       $5,669         $2,806        $9,578        $5,067
                                                                   ---------      ---------     ---------     ---------

       Taxes                                                          $  925         $  880        $2,510        $  880
                                                                   ---------      ---------     ---------     ---------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES

       Acquisition of real estate owned through
         foreclosure of related mortgage loans                        $1,038         $  281        $1,308        $1,030
                                                                   ---------      ---------     ---------     ---------

See notes to unaudited  consolidated financial statements.                     4

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
               THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997



1.  ORGANIZATION

      United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation, a California corporation, was organized in 1997 as a wholly-owned subsidiary of the Company and is presently acting as agent for the Bank in secondary marketing activities.

      In 1997, the Company changed its fiscal year end from June 30 to December 31 for financial reporting purposes. For income tax purposes, the Company has filed an application with the appropriate taxing authorities to change its fiscal year end from June 30 to December 31.

2.  BASIS OF PRESENTATION

      Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; risks in connection with the securitization of mortgage loans; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Factors That May Affect Future Results."

      The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., United PanAm Mortgage Corporation and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and United PanAm Mortgage Corporation and they represent substantially all of the Company's consolidated assets and liabilities as of June 30, 1998 and December 31, 1997. Significant inter-company accounts and transactions have been eliminated in consolidation.

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (File No. 333-39941), as amended, declared effective by the SEC on April 23, 1998 in connection with its initial public offering.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.  EARNINGS PER SHARE

      At December 31, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share" ("SFAS 128").
Under SFAS 128, basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock.

      Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 1998 and 1997:

                                                                    Three Months                           Six Months
(In thousands, except per share amounts)                           Ended June 30,                        Ended June 30,
                                                         ---------------------------------     --------------------------------
                                                               1998              1997               1998               1997
                                                         --------------    ---------------     -------------     --------------
Earnings per share-basic
     Net income                                                 $ 4,213            $   940           $ 5,666            $ 1,173
                                                         ==============    ===============     =============     ==============
     Average common shares outstanding                           15,469             10,669            13,210             10,669
                                                         ==============    ===============     =============     ==============
     Earnings per share-basic                                   $  0.27            $  0.09           $  0.43            $  0.11
                                                         ==============    ===============     =============     ==============
Earnings per share-diluted
     Net income                                                 $ 4,213            $   940           $ 5,666            $ 1,173
                                                         ==============    ===============     =============     ==============
     Average common shares outstanding                           15,469             10,669            13,210             10,669
     Add: Stock options                                             907                485               850                471
                                                         --------------    ---------------     -------------     --------------
     Average common shares outstanding-diluted                   16,376             11,154            14,060             11,140
                                                         ==============    ===============     =============     ==============
     Earnings per share-diluted                                 $  0.26            $  0.08           $  0.40            $  0.11
                                                         ==============    ===============     =============     ==============

4.    ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the three and six months ended June 30, 1998 and 1997, the Company had no items of comprehensive income to report other than net income.

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

      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value.

SFAS 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999.

5.  INITIAL PUBLIC OFFERING

      On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its common stock at a price of $11.00 per share was declared effective by the SEC. The Company received approximately $56 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the Underwriters' over-allotment option for 825,000 shares of common stock was exercised resulting in $8 million of additional proceeds being received by the Company, after underwriting discount.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

      Certain statements in this Quarterly Report on Form 10-Q including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" and other risks identified from time to time in the Company's filings with the SEC.

GENERAL

  THE COMPANY

      The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment or sale residential mortgage loans, personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company believes that management's experience in originating, assessing, pricing and managing credit risk enables the Company to earn attractive risk-adjusted returns. The Company has funded its operations to date principally through retail deposits, Federal Home Loan Bank ("FHLB") advances, a mortgage warehouse line of credit, loan securitizations, and whole loan sales at its federal savings bank subsidiary, Pan American Bank, FSB (the "Bank").

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

      Finance companies, such as the Company, generate income from a combination of (i) "spread" or "net interest" income (i.e., the difference between the yield on loans, net of loan losses, and the cost of funding) and (ii) "non-interest" income (i.e., the fees received for various services and gain on the sale of loans). Income is used to cover operating expenses incurred (i.e., compensation and benefits, occupancy and other expenses) in generating that income. Each of the Company's businesses, as described below, generates income from a combination of spread and non-interest income.

  MORTGAGE FINANCE

  The Company originates and sells subprime mortgage loans secured primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value.

  The Company's mortgage lending income is generated from cash gains on sales of loans, and a spread component resulting from loans held prior to sale. Income generated from this mortgage finance business covers operating costs, including compensation, occupancy, loan origination, and administrative expenses.

  INSURANCE PREMIUM FINANCE

  In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (such business, "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances primarily automobile insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals for the purchase of single premium automobile insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

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

  As a result of the Commonwealth acquisition, IPF increased its commercial insurance premium financing to approximately 7.5% of loans outstanding at June 30, 1998, and it is expected that this business will increase to approximately 15% of loans outstanding by the end of the year.

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

  THE BANK

  The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit and loan sales and securitizations. As of June 30, 1998, the Bank was a five-branch federal savings bank with $300.3 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $70.5 million in principal amount (before unearned discounts and premiums) at June 30, 1998.

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

  The Company is using both internal and external resources to identify, correct and test systems that may be affected by year 2000 dates. System identification has been completed with testing and implementation scheduled for completion during the last half of 1998 and in 1999. The Company believes that year 2000 compliance will not pose significant operational issues for the Company. However, the failure to implement timely year 2000 compliant systems could have a material adverse effect on the operations of the Company.

  Dependence on third-party vendors could adversely affect the Company's efforts to successfully complete year 2000 compliance for all systems in a timely manner. The Company is requiring third-party vendors to represent that their products are year 2000 compliant and will implement a program to test for compliance. Contingency plans are being developed in the event that a vendor is not able to provide timely year 2000 compliance.

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

  The Company has assessed the expense of year 2000 compliance and the effect on the Company's earnings is not considered material.

  AVERAGE BALANCE SHEETS

  The following tables set forth information relating to the Company for the three and six months ended June 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                     Three Months Ended June 30,
                                      ----------------------------------------------------------------------------------
                                                          1998                                      1997
                                      ------------------------------------------  ------------------------------------
                                                                      Average                                 Average
(Dollars in thousands)                      Average                    Yield/       Average                    Yield/
                                           Balance(1)     Interest      Cost       Balance(1)     Interest      Cost
                                         -------------   ----------  ---------    -----------    ---------   ---------
ASSETS                                                                      (Unaudited)
Interest earning assets
   Investment securities                   $ 20,243        $   280       5.54%     $ 10,968         $  155       5.67%
   Mortgage loans, net(2)                   299,672          7,501      10.01%      146,355          3,529       9.64%
   IPF loans, net(3)                         52,699          1,775      13.47%       48,258          1,728      14.33%
   Automobile installment
    contracts, net(4)                        40,299          2,536      25.18%       13,771            909      26.41%
                                          ---------       --------                ---------        -------
      Total interest earning assets         412,913         12,092      11.71%      219,352          6,321      11.53%
                                                          --------                                 -------
Non-interest earnings assets                 34,880                                  10,989
                                          ---------                               ---------
       Total assets                        $447,793                                $230,341
                                          =========                               =========

LIABILITIES AND EQUITY
Interest bearing liabilities
   Customer deposits                        296,423          3,876       5.25%      182,225          2,303       5.07%
   Notes payable                             11,430            152       5.34%       10,930            150       5.49%
   FHLB advances                             17,276            244       5.67%       24,863            357       5.76%
   Warehouse line of credit                  56,971            907       6.38%           --             --         --
                                          ---------       --------                ---------        -------
       Total interest bearing
        liabilities                         382,100          5,179       5.44%      218,018          2,810       5.17%
                                                          --------                                 -------
Non-interest bearing liabilities             18,522                                   5,558
                                           --------                               ---------
       Total liabilities                    400,622                                 223,576
Equity                                       47,171                                   6,765
                                           --------                               ---------
       Total liabilities and equity        $447,793                                $230,341
                                          =========                               =========
Net interest income before  provision
       for loan losses                                     $ 6,913                                  $3,511
                                                          ========                                 =======
Net interest rate spread(5)                                              6.27%                                   6.36%
Net interest margin(6)                                                   6.70%                                   6.40%
Ratio of interest earning assets to
       interest bearing liabilities                                     108.1%                                  100.6%

_________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges, and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

                                                                       Six Months Ended June 30,
                                      -----------------------------------------------------------------------------------
                                                          1998                                      1997
                                      -----------------------------------------  ----------------------------------------
                                                                      Average                                 Average
(Dollars in thousands)                      Average                    Yield/       Average                    Yield/
                                           Balance(1)     Interest      Cost       Balance(1)     Interest      Cost
                                         -------------   ----------  ---------    -----------    ---------   ---------
ASSETS                                                                      (Unaudited)
Interest earning assets
   Investment securities                   $ 15,929        $   466       5.85%     $ 10,404      $   273       5.26%
   Mortgage loans, net(2)                   264,019         13,358      10.12%      137,697        6,525       9.48%
   IPF loans, net(3)                         48,011          3,236      13.48%       43,080        3,046      14.14%
   Automobile installment
          contracts, net(4)                  36,307          4,575      25.20%       11,551        1,521      26.34%
                                          ---------       --------     ------     ---------      -------
      Total interest earning assets         364,266         21,635      11.88%      202,732       11,365      11.21%
                                                          --------                               -------
Non-interest earnings assets                 35,859                                  14,460
                                          ---------                               ---------
       Total assets                        $400,125                                $217,192
                                          =========                               =========

LIABILITIES AND EQUITY
Interest bearing liabilities
   Customer deposits                        274,196          7,123       5.24%      172,958        4,346       5.07%
   Notes payable                             12,073            340       5.68%       10,930          298       5.48%
   FHLB advances                             19,226            545       5.72%       16,072          444       5.57%
   Warehouse line of credit                  46,227          1,466       6.40%           --           --         --
                                          ---------       --------                ---------      -------
       Total interest bearing
        liabilities                         351,722          9,474       5.43%      199,960        5,088       5.13%
                                                          --------                               -------
Non-interest bearing liabilities             15,804                                  10,737
                                          ---------                               ---------
       Total liabilities                    367,526                                 210,697
Equity                                       32,599                                   6,495
                                          ---------                               ---------
       Total liabilities and equity        $400,125                                $217,192
                                          =========                               =========
Net interest income before  provision
       for loan losses                                     $12,161                               $ 6,277
                                                          ========                               =======
Net interest rate spread(5)                                              6.45%                                 6.08%
Net interest margin(6)                                                   6.73%                                 6.24%
Ratio of interest earning assets to                                     103.6%                                101.4%
       interest bearing liabilities

_________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges, and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

  GENERAL

  Net income increased from $940,000 for the three months ended June 30, 1997 to $4.2 million for the three months ended June 30, 1998. This increase was due primarily to the expansion of the Company's mortgage, insurance premium and auto finance businesses, all of which showed improved operating results during 1997 and 1998. Also contributing to the favorable operating results for the three months ended June 30, 1997 compared with the same period in 1998 was an increase of $12.6 million in gain on sale of loans from the Company's mortgage finance operations and $3.4 million in net interest income offset by an increase in non-interest expense of $9.5 million and an increase in provision for loan losses of $800,000. Net interest income was also favorably impacted during the second quarter of 1998 by using the $63.4 million of net proceeds from the Company's initial public offering of common stock to supplement the financing of its mortgage operations.

  As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $108.5 million for the three months ended June 30, 1997 to $335.0 million for the three months ended June 30, 1998, while insurance premium financing originations increased from $42.0 million to $43.9 million, respectively, and auto contracts purchased increased from $9.5 million to $19.9 million, respectively. Sales of mortgage loans were $344.6 million for the three months ended June 30, 1998 and $92.5 million for the comparable period in 1997.

  INTEREST INCOME

  Interest income increased from $6.3 million for the three months ended June 30, 1997 to $12.1 million for the three months ended June 30, 1998 due primarily to a $193.6 million increase in average interest earning assets and a 0.18% increase in the average yield on interest earning assets. The largest components of growth in average interest earning assets were mortgage loans, insurance premium finance loans and auto contracts, which increased $153.3 million, $4.4 million and $26.5 million, respectively. The increase in the average yield on interest earning assets was attributable to an increase in the origination or purchase of higher yielding loans principally related to the expansion and growth of the mortgage, insurance premium and automobile finance businesses. The increase in mortgage loan receivables was a result of an increase in loans held for sale, which increased from $61.7 million at June 30, 1997 to $161.0 million at June 30, 1998. Generally, these loans are originated for sale in the secondary mortgage market. The increase in such loans was primarily a result of growth in the Company's mortgage finance business and the opening of 13 retail lending branches and two wholesale loan centers since June of 1997. The growth in IPF loans was primarily a result of new loan originations associated with changes in California's automobile insurance laws effective January 1, 1997, much of which took place in the first two quarters of 1997, and the purchase of the rights to solicit new and renewal insurance premium finance business in connection with the Commonwealth acquisition. The increase in auto contracts principally resulted from the opening of seven new branch offices since June of 1997 and the purchasing of additional dealer contracts in these new markets.

  INTEREST EXPENSE

  Interest expense increased from $2.8 million for the three months ended June 30, 1997 to $5.2 million for the three months ended June 30, 1998 due to a $164.1 million increase in average interest bearing liabilities and a 0.27% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $182.2 million during the quarter ended June 30, 1997 to $296.4 million during the quarter ended June 30, 1998. The average cost of deposits increased from 5.07% for the three months ended June 30, 1997 to 5.25% for the comparable period in 1998.

  The increase in deposits resulted from the use of retail and wholesale certificates of deposit ("CDs") to finance the Company's lending operations, and the increase in the average yield on the Bank's deposits reflects the repricing of accounts to higher rates.

  The second largest component of growth in average interest bearing liabilities was from borrowings under the Bank's warehouse line of credit, increasing to $57.0 million for the three months ended June 30, 1998. In October 1997, the Bank entered into a master repurchase agreement under which it may sell and repurchase, at a set price, mortgage loans pending the sale or securitization of these loans. The weighted average interest rate on such borrowings was 6.38% for the three months ended June 30, 1998. There were no warehouse line of credit advances outstanding during the quarter ended June 30, 1997.

  PROVISION FOR LOAN LOSSES

  Provision for loan losses increased from $285,000 for the three months ended June 30, 1997 to $1.1 million for the three months ended June 30, 1998. The increase in provision for losses reflects the Company's loan growth over the past 12 months and management's decision to increase general loan loss allowances as a result of this growth. The total allowance for loan losses was $5.9 million at June 30, 1997 compared with $8.4 million at June 30, 1998. The increase in the allowance for loan losses is attributable to the additional provision for losses and acquisition discounts related to the Company's purchase of auto contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. Net charge-offs to average loans were 1.67% for the three months ended June 30, 1998 compared with 0.71% for the comparable period in 1997.

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

  NON-INTEREST INCOME

  Non-interest income increased $12.6 million, from $4.9 million for the three months ended June 30, 1997 to $17.5 million for the three months ended June 30, 1998. This increase resulted from cash gains on sales of mortgage loans and is due primarily to a substantial increase in the volume of mortgage loans sold by the Company. During the three months ended June 30, 1997, the Company sold $92.5 million in mortgage loans on a whole loan non-recourse basis compared to $344.6 million in mortgage loans sold during the comparable period in 1998. Net gains on sales of loans, as a percentage of loans sold, were 5.08% for the three months ended June 30, 1997 compared to 5.03% for the three months ended June 30, 1998. The decline reflects competitive pressure in the securitization and whole loan sale markets resulting, in part, from higher industry-wide loan prepayment rates in the later part of 1997 and 1998 as compared to the second quarter of 1997.

  Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $60,000, from $179,000 for the three months ended June 30, 1997 to $239,000 for the three months ended June 30, 1998.

  NON-INTEREST EXPENSE

  Non-interest expense increased $9.5 million, from $6.5 million for the three months ended June 30, 1997 to $16.0 million for the three months ended June 30, 1998. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $6.3 million associated with the expansion of the Company's mortgage and automobile finance operations. In addition, occupancy expense increased $695,000, reflecting an increase in the number of mortgage and automobile lending offices. Marketing expense was $891,000 for the three months ended June 30, 1998, compared with $356,000 for the three months ended June 30, 1997. This increase is attributable to the Company's retail mortgage lending operations which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Also, as a result of growth in the Company's mortgage finance and automobile lending operations, other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $2.0 million during the three months ended June 30, 1998 compared with the same period in 1997.

  During the last 12 months, the Company expanded significantly its mortgage and automobile finance operations, resulting in an increase from 188 employees in 13 offices and 43 employees in six offices, respectively, as of June 30, 1997 to 541 employees in 28 offices and 84 employees in 13 offices, respectively, as of June 30, 1998.

  INCOME TAXES

  Income taxes increased $2.5 million, from $666,000 for the three months ended June 30, 1997 to $3.2 million for the three months ended June 30, 1998. This increase occurred as a result of a $5.8 million increase in income before income taxes between the two periods and an increase in the effective tax rate from 41.5% for the three months ended June 30, 1997 to 43.0% for the three months ended June 30, 1998.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

  GENERAL

  Net income increased from $1.2 million for the six months ended June 30, 1997 to $5.7 million for the six months ended June 30, 1998. This increase was due primarily to the expansion of the Company's mortgage, insurance premium and auto finance businesses in the second half of 1997 and during 1998. Also contributing to the favorable operating results for the six months ended June 30, 1997 compared with the same period in 1998 was in increase of $20.1 million in gain on sale of loans from the Company's mortgage finance operations and $5.9 million in net interest income offset by an increase in non-interest expense of $17.5 million and an increase in provision for loan losses of $744,000.

     As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $175.8 million for the six months ended June 30, 1997 to $598.8 million for the six months ended June 30, 1998, while insurance premium finance originations increased from $85.3 million to $87.8 million, respectively, and auto contracts purchased increased from $17.2 million to $37.7 million, respectively. Sales of mortgage loans were $538.4 million for the six months ended June 30, 1998 and $132.7 million for the comparable period in 1997.

  INTEREST INCOME

  Interest income increased from $11.4 million for the six months ended June 30, 1997 to $21.6 million for the six months ended June 30, 1998 due primarily to a $161.5 million increase in average interest earning assets and a 0.67% increase in the yield on average earning assets. The largest components of growth in average earning assets were mortgage loans, insurance premium finance loans and auto contracts, which increased $126.3 million, $4.9 million and $24.8 million, respectively. The increase in the average yield on interest earning assets was attributable to an increase in the origination or purchase of higher yielding loans principally related to the expansion and growth of the mortgage, insurance premium and automobile finance businesses. The increase in mortgage loan receivables was a result of an increase in loans held for sale. These loans are generally held for sale in the secondary mortgage market and the increase in such loans was primarily a result of growth in the Company's mortgage finance business and the opening of additional retail lending branches and wholesale loan centers. The growth in IPF loans was primarily a result of new loan originations associated with changes in California's automobile insurance laws effective January 1, 1997 and the purchase of the rights to solicit new and renewal insurance premium finance business in connection with the Commonwealth acquisition. The increase in auto contracts principally resulted from the opening of new branch offices and the purchasing of additional dealer contracts in these new markets.

  INTEREST EXPENSE

  Interest expense increased from $5.1 million for the six months ended June 30, 1997 to $9.5 million for the six months ended June 30, 1998 due to a $151.8 million increase in average interest bearing liabilities and a 0.18% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in interest bearing liabilities was deposits of the Bank, which increased from an average balance of $173.0 million for the six months ended June 30, 1997 to $274.2 million for the six months ended June 30, 1998. The average cost of deposits increased from 5.07% for the six months ended June 30, 1997 to 5.24% for the comparable period in 1998.

     The second largest component of growth in average interest bearing liabilities was from borrowings under the Bank's warehouse line of credit. During the six months ended June 30, 1998, the average balance outstanding under this warehouse line of credit was $46.2 million with an average interest rate of 6.40%. There were no warehouse line of credit advances outstanding during the six months ended June 30, 1997. The increase in both deposits and the warehouse line of credit were attributable to additional financing requirements as a result of the growth in the Company's lending operations.

  PROVISION FOR LOAN LOSSES

  Provision for loan losses increased from $379,000 for the six months ended June 30, 1997 to $1.1 million for the six months ended June 30, 1998. The increase in provision for loan losses reflects management's decision to increase general valuation allowances as a result of the increase in loans made by the
Company.   Net charge-offs to average loans were 1.36% for the six months ended
June 30, 1998 compared with 0.71% for the comparable period in 1997.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loan portfolio and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  NON-INTEREST INCOME

  Non-interest income increased $20.2 million, from $7.4 million for the six months ended June 30, 1997 to $27.6 million for the six months ended June 30, 1998. This increase resulted from cash gains on sales of mortgage loans and is due to a substantial increase in the volume of loans sold. During the six months ended June 30, 1997, the Company sold $132.7 million in mortgage loans compared with $538.4 million in mortgage loans sold during the comparable period in 1998. Net gains on sales of loans, as a percentage of loans sold, were 5.05% for the six months ended June 30, 1998 compared with 5.33% for the six months
ended June 30, 1997.   All loans sold during the six months ended June 30, 1998
and 1997 were sold as whole loans with servicing released to the investor.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $118,000, from $322,000 for the six months ended June 30, 1997 to $440,000 for the six months ended June 30, 1998.

  NON-INTEREST EXPENSE

  Non-interest expense increased $17.5 million, from $11.3 million for the six months ended June 30, 1997 to $28.8 million for the six months ended June 30, 1998. This increase reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $11.7 million associated with the growth and expansion of the Company's mortgage and automobile finance operations. Also, as a result of this growth, occupancy expense increased from $1.1 million for the six months ended June 30, 1997 to $2.5 million for the six months ended June 30, 1998. Marketing expense was $1.7 million for the six months ended June 30, 1998, compared with $498,000 for the
comparable period in 1997.   This increase is attributable to the Company's
retail mortgage lending operations, which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $3.2 million during the six months ended June 30, 1998 compared with the same period in 1997.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1998 AND DECEMBER 31, 1997

  Total assets increased $101.0 million, from $310.8 million at December 31, 1997 to $411.8 million at June 30, 1998. This increase occurred primarily as a result of a $73.9 million increase in loans, from $268.5 million at December 31, 1997 to $342.4 million as of June 30, 1998. The increase in loans was comprised of a $53.7 million increase in subprime mortgage loans, a $16.7 million increase (net of unearned finance charges) in auto contracts and a $16.2 million increase in insurance premium finance loans, offset by a $11.5 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments.

  Cash and cash equivalents increased $29.4 million, from $19.0 million at December 31, 1997 to $48.4 million at June 30, 1998, primarily as a result of an increase in short-term investments.

  Residual interests in securitizations were $8.2 million at December 31, 1997 which were entirely attributable to the Company's first securitization in December 1997. In March 1998, the Company sold its residual interests from the December securitization for $8.3 million in cash and recorded a gain on sale of approximately $100,000. Accordingly, as of June 30, 1998, the Company had no remaining residual interests in securitizations reflected on its balance sheet.

  Premises and equipment increased from $3.1 million at December 31, 1997 to $4.5 million at June 30, 1998 as a result of purchases of furniture and equipment for the Company's new branch offices and the continued growth in lending operations.

  Deposits increased $67.1 million, from $233.2 million at December 31, 1997 to $300.3 million at June 30, 1998, due primarily to an increase in CDs of $64.2 million, from $197.1 million at December 31, 1997 to $261.3 million at June 30, 1998. Included in deposits at June 30, 1998 and December 31, 1997 are $17.5 million in brokered CDs. The growth in deposits reflects the continued financing of the Company's mortgage, insurance premium finance and auto lending activities with retail and wholesale deposits through the Bank's five-branch network.

  Other interest bearing liabilities include the RTC notes payable which remained unchanged at $10.9 million between the period ends, FHLB advances which were $28.0 million as of December 31, 1997 at a weighted average interest rate of 7.07%, notes payable to shareholders which were $2.0 million at December 31, 1997 and a warehouse line of credit which was $6.2 million at December 31, 1997. At June 30, 1998, there were no FHLB advances or warehouse line of credit advances outstanding. In addition, the notes payable to shareholders were paid off.

  Net deferred tax assets were $3.0 million at June 30, 1998 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market.

  Shareholders' equity increased from $13.0 million at December 31, 1997 to $82.1 million at June 30, 1998, solely as a result of the Company's net income of $5.7 million during the six months ended June 30, 1998 and the net proceeds received of $63.4 million from the Company's initial public offering completed in the second quarter of 1998.

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

  The Bank's interest rate sensitivity is monitored by the Board of Directors and management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and "NPV Ratio" is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company reviews a market value model (the "OTS NPV model") prepared quarterly by the Office of Thrift Supervision (the "OTS"), based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

  At March 31, 1998, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (i) a 200 basis point decrease in interest rates was 138 basis points and would result in a $6.6 million increase in the NPV of the Bank and (ii) a 200 basis point increase in interest rates was 143 basis points and would result in a $6.7 million decrease in the NPV of the Bank. At March 31, 1998, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

  The following table shows the NPV and projected change in the NPV of the Bank at March 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

                INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                                                    NPV as % of Portfolio
                                                  Net Portfolio Value                                  Value of Assets
                               ------------------------------------------------------     ---------------------------------------
        Change in Rates            $ Amount           $ Change             % Change            NPV Ratio             % Change
        ---------------        --------------     --------------      ---------------     ----------------      -----------------
                                                                    (Dollars in thousands)
+400 bp                               $39,279           $(22,427)                 (36)%                9.81%               (498)bp
+300 bp                               $48,086           $(13,620)                 (22)%               11.83%               (296)bp
+200 bp                               $54,970           $ (6,736)                 (11)%               13.36%               (143)bp
+100 bp                               $59,211           $ (2,495)                  (4)%               14.26%                (53)bp
0 bp                                  $61,706                 --                   --                 14.79%                    --
-100 bp                               $64,281           $  2,575                   +4 %               15.32%                +53 bp
-200 bp                               $68,345           $  6,639                  +11 %               16.17%               +138 bp
-300 bp                               $73,626           $ 11,920                  +19 %               17.27%               +248 bp
-400 bp                               $80,307           $ 18,601                  +30 %               18.63%               +384 bp


LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

  The Company's primary sources of funds have been deposits at the Bank, FHLB advances, financing under a secured warehouse line of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on securities and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and the Company has always met or exceeded this requirement. Management, through its Asset and Liability Committee, which meets monthly or more frequently if necessary, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

  Sales and securitizations of loans have been one of the primary sources of funds for the Company. During the six months ended June 30, 1998 and 1997, cash flows from sales of loans were $562.6 million, and $139.8 million, respectively.

  Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 1998, such retail deposits were $215.1 million or 71.62% of total deposits.

  The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at June 30, 1998, wholesale deposits were $67.7 million or 22.55% of total deposits while broker-originated deposits were $17.5 million or 5.83% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

  The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                                                                    December 31,
                                          June 30,             -------------------------------------------------------
                                            1998                         1997                         1996
                                  -----------------------      -------------------------      ------------------------
                                                 Weighted                       Weighted                      Weighted
                                                 Average                        Average                       Average
                                  Balance          Rate         Balance          Rate         Balance           Rate
                                  -------        --------      --------         --------      -------         --------
                                                             (Dollars in thousands)
Passbook accounts                 $ 29,431       3.84%         $ 26,095         3.76%        $ 17,054        2.84%
Checking accounts                    9,567       1.44%            9,959         1.33%          10,642        1.32%
Certificates of deposit
   Under $100,000                  174,221       5.54%          144,926         5.56%         123,914        5.47%
   $100,000 and over                87,115       5.83%           52,214         5.89%           7,451        5.89%
                                  --------                     --------                      --------
     Total                        $300,334       5.32%         $233,194         5.25%        $159,061        4.68%
                                  ========                     ========                      ========



  The following table sets forth the time remaining until maturity for all CDs at June 30, 1998, December 31, 1997 and 1996.

                                                          June 30,                December 31,                December 31,
                                                            1998                      1997                        1996
                                                  -----------------------    --------------------       ----------------------
                                                                                 (In thousands)
Maturity within one year                                         $229,973                $181,858                     $103,369
Maturity within two years                                          31,256                  14,984                       26,819
Maturity within three years                                           107                     298                        1,177
                                                  -----------------------    --------------------       ----------------------
Total certificates of deposit                                    $261,336                $197,140                     $131,365
                                                  =======================    ====================       ======================


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

  At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with (i) tangible capital of $28.9 million, or 7.08% of total adjusted assets, which is above the required level of $6.1 million, or 1.50%; (ii) core capital of $28.9 million, or 7.08% of total adjusted assets, which is above the required level of $12.2 million, or 3.00%; and (iii) risk-based capital of $32.7 million, or 10.96% of risk-weighted assets, which is above the required level of $23.9 million, or 8.00%.

  Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at June 30, 1998.

  The Company has other sources of liquidity, including FHLB advances, a warehouse line of credit and securities maturing within one year. Through the Bank, the Company obtains advances from the FHLB, collateralized by its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of June 30, 1998, the Bank's available borrowing capacity under this credit facility was $31.6 million.

  The Bank has a $150 million master repurchase agreement under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. The arrangement provides for an advance rate approximating 100% of the outstanding principal balance of qualifying mortgage loans and a rate of interest to be determined by the parties upon each such sale of mortgage loans, but which shall not exceed LIBOR plus 0.90%. Qualifying mortgage loans consist of first and second mortgage loans with an LTV that does not exceed 90%, subject to certain restrictions. This agreement may be terminated at any time
at the option of either party.   At June 30, 1998, there were no balances
outstanding under this warehouse line of credit.

  Other borrowings of the Company at June 30, 1998 consist of the RTC Notes Payable (as defined below) which mature in 1999.

  The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse line of credit) at or for the periods ended on the dates indicated.

                                                                                         December 31,
                                                           June 30,        ---------------------------------------
                                                             1998                  1997                  1996
                                                     -----------------     -----------------     -----------------
                                                                          (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                 $34,500               $40,900                $4,000
     Balance at end of period                                       --                28,000                 4,000
     Average balance for period                                 20,876                18,526                 1,170
   Weighted average interest rate on
     Balance at end of period                                       --%                 7.07%                 5.70%
     Average balance for period                                   5.27%                 5.95%                 6.15%
Warehouse line of credit
     Maximum month-end balance                                 $83,441               $64,359                $   --
     Balance at end of period                                       --                 6,237                    --
     Average balance for period                                 53,348                 8,914                    --
  Weighted average interest rate on
     Balance at end of period                                       --%                 6.70%                   --%
     Average balance for period                                   5.54%                 6.10%                   --%

  The Company had no material contractual obligations or commitments for capital expenditures at June 30, 1998. However, the Company is in the process of expanding its mortgage and auto finance operations, which will entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. At June 30, 1998, the Company had outstanding commitments to originate loans of $364.9 million, compared to $117.4 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

LENDING ACTIVITIES

  To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a non-recourse, servicing released basis. As a result, upon sale, all risks and rewards of ownership, including those associated with loan payments and prepayments, transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual interests in this securitization to a third-party. Accordingly, to date, prepayments have not had a significant effect on the Company's operations.

  Summary of Loan Portfolio.  At June 30, 1998, the Company's loan portfolio
  -------------------------
constituted $342.4 million, or 83.2% of the Company's total assets, of which $181.5 million, or 53.0%, were held for investment and $161.0 million, or 47.0%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

  The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                           June 30,                December 31,                December 31,
                                                             1998                      1997                        1996
                                                    --------------------      --------------------      -----------------------
                                                                                  (In thousands)
MORTGAGE LOANS
Mortgage loans (purchased primarily from RTC)                   $ 70,533                  $ 81,995                     $102,733
                                                    --------------------      --------------------      -----------------------
Subprime mortgage loans
     Held for sale                                               160,963                   120,002                       20,766
     Held for investment                                          18,109                     5,375                        1,294
                                                    --------------------      --------------------      -----------------------
     Total subprime mortgage loans                               179,072                   125,377                       22,060
                                                    --------------------      --------------------      -----------------------
     Total mortgage loans                                        249,605                   207,372                      124,793
                                                    --------------------      --------------------      -----------------------
CONSUMER LOANS
Automobile installment contracts                                  61,273                    40,877                       10,830
Insurance premium financing                                       56,208                    39,990                       32,058
Other consumer loans                                                 344                       267                          230
                                                    --------------------      --------------------      -----------------------
     Total consumer loans                                        117,825                    81,134                       43,118
                                                    --------------------      --------------------      -----------------------
     Total loans                                                 367,430                   288,506                      167,911
Unearned discounts and premiums                                   (2,335)                   (2,901)                      (3,697)
Unearned finance charges                                         (14,290)                  (10,581)                      (3,271)
Allowance for loan losses                                         (8,357)                   (6,487)                      (5,356)
                                                    --------------------      --------------------      -----------------------
     Total loans, net                                           $342,448                  $268,537                     $155,587
                                                    ====================      ====================      =======================

  Loan Maturities.  The following table sets forth the dollar amount of loans
  ---------------
maturing in the Company's loan portfolio at June 30, 1998 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.


                                                                      June 30, 1998
                          --------------------------------------------------------------------------------------------------------
                                         More Than 1     More Than 3   More Than 5     More Than 10
                          One Year or     Year to         Years to      Years to       Years to 20     More Than 20       Total
                            Less          3 Years         5 Years       10 Years         Years            Years           Loans
                          -------         -------         -------        ------         -------         --------         --------
                                                                               (In thousands)
Mortgage loans held
   for investment         $    28         $   545         $ 1,867        $6,642         $24,109         $ 55,451         $ 88,642
Mortgage loans held
   for sale                    --              --              --            --           9,135          151,828          160,963
Consumer loans             57,444          29,262          31,119            --              --               --          117,825
                          -------         -------         -------        ------         -------         --------         --------
     Total                $57,472         $29,807         $32,986        $6,642         $33,244         $207,279         $367,430
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

  At June 30, 1998, the Company had $1.3 million in assets classified as special mention, $11.8 million of assets classified as substandard, $70,000 in assets classified as doubtful and no assets classified as loss.

  The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at June 30, 1998, December 31, 1997 and 1996.

Loan                June 30,     % of Total    December 31,     % of Total     December 31,    % of Total
Delinquencies        1998          Loans          1997             Loans          1996           Loans
                  ----------      -------       ---------         -------       ---------       --------
                                                 (Dollars in thousands)
30 to 59 days        $ 4,251         1.2%          $  356            0.1%          $1,941           1.2%
60 to 89 days          2,411         0.7%             994            0.4%             109           0.1%
90+ days              10,520         3.0%           7,101            2.6%           6,430           3.9%
                  ----------      -------       ---------         -------       ---------       --------
Total                $17,182         4.9%          $8,451            3.1%          $8,480           5.2%
                  ==========      =======       =========         =======       =========       ========

  Nonaccrual and Past Due Loans.  The Company's general policy is to discontinue
  -----------------------------
accrual of interest on a mortgage loan when it is delinquent 90 days or more, and on a non-mortgage loan when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at June 30, 1998 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums, unearned finance charges and specific allowances) at June 30, 1998, December 31, 1997 and 1996.

                                                                                          December 31,
                                                             June 30,       ----------------------------------------
                                                               1998                  1997                  1996
                                                       -----------------    -------------------    -----------------
                                                                           (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                    $8,769                 $5,219               $5,044
     Multi-family residential                                         80                     81                   81
     Consumer and other loans                                        496                  1,333                  710
                                                       -----------------    -------------------    -----------------
          Total                                                   $9,345                 $6,633               $5,835
                                                       =================    ===================    =================

Nonaccrual loans as a percentage of
     Total loans held for investment                                5.15%                  4.31%                4.19%
     Total assets                                                   2.27%                  2.13%                3.09%
General allowance for loan losses as a percentage of
     Total loans held for investment                                3.43%                  3.54%                3.14%
     Nonaccrual loans                                              66.71%                 82.33%               74.90%


  Real Estate Owned.  Real estate acquired through foreclosure or by deed in
  -----------------
lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. At June 30, 1998, December 31, 1997 and 1996, real estate owned was $1.2 million, $562,000 and $988,000, respectively, and consisted entirely of one to four family residential properties.

  Allowance for Loan Losses.  The following is a summary of the changes in the
  -------------------------
consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                                At or For the
                                                                                                  Year Ended
                                                           At or For the Six                     December 31,
                                                        Months Ended June 30,     ----------------------------------------
                                                                  1998                     1997                  1996
                                                        ---------------------     -------------------    -----------------
                                                                               (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                        $ 6,487                 $ 5,356               $5,250
     Provision for loan losses                                          1,123                     507                  194
     Charge-offs
          Mortgage loans held for investment                             (212)                   (373)                (285)
          Mortgage loans held for sale                                     --                      --                   --
          Consumer loans                                               (1,617)                 (2,101)                (433)
                                                        ---------------------     -------------------    -----------------
                                                                       (1,829)                 (2,474)                (718)
     Recoveries
          Mortgage loans held for investment                               --                      77                   --
          Mortgage loans held for sale                                     --                      --                   --
          Consumer loans                                                  709                   1,068                  274
                                                        ---------------------     -------------------    -----------------
                                                                          709                   1,145                  274
                                                        ---------------------     -------------------    -----------------
     Net charge-offs                                                   (1,120)                 (1,329)                (444)
                                                        ---------------------     -------------------    -----------------
     Acquisition discounts allocated to loss allowance                  1,867                   1,953                  356
                                                        ---------------------     -------------------    -----------------
Balance at end of period                                              $ 8,357                 $ 6,487               $5,356
                                                        =====================     ===================    =================
     Annualized net charge-offs to average loans                         1.36%                   0.60%                0.30%
     Ending allowance to period end loans, net                           4.61%                   4.37%                3.97%

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

  The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                                                  December 31,
                                                             June 30,           ------------------------------------------------
                                                               1998                       1997                       1996
                                                     ---------------------      ---------------------      ---------------------
                                                                                (Dollars in thousands)
Balance at end of period
     Overnight deposits                                            $22,500                     $4,000                    $21,000
     Commercial paper                                               19,930                         --                         --
     U.S. agency securities                                             --                      1,002                         --
                                                     ---------------------      ---------------------      ---------------------
     Total                                                         $42,430                     $5,002                    $21,000
                                                     =====================      =====================      =====================

Weighted average yield at end of period
     Overnight deposits                                               5.50%                      3.50%                      5.02%
     Commercial paper                                                 5.60%                        --                         --
     U.S. agency securities                                             --                       6.54%                        --
Weighted average maturity at end of period
     Overnight deposits                                              1 day                      1 day                      1 day
     Commercial paper                                              22 days                         --                         --
     U.S. agency securities                                             --                  24 months                         --


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

  NEED FOR ADDITIONAL FINANCING

  The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, a mortgage warehouse line of credit, loan securitizations, and whole loan sales at the Bank. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's mortgage, insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of

Operations  Liquidity and Capital Resources."

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

  SECURITIZATIONS

  The Company completed its first securitization of mortgage loans in December 1997 and expects to sell or securitize mortgage loans on a periodic basis in the future. The Company will, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests in this securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If securitizations represented a significant portion of the Company's revenues and net income and the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk."

PART II.        OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           -----------------

  NOT APPLICABLE


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           -----------------------------------------

     Use of proceeds - As discussed in Note 5 to Unaudited Notes to Consolidated Financial Statements under "Item 1. Financial Information" of this Quarterly Report, the Company completed an initial public offering of common stock. In connection therewith:

     1. The effective date of the Company's Registration Statement on Form S-1, as amended (File No. 333-39941) ("Registration Statement"), was April 23, 1998.

     2. The offering commenced on April 23, 1998 and was terminated on May 28, 1998 with the sale of all of the registered securities at a price to the public of $11.00 per share.

     3. NationsBanc Montgomery Securities LLC and Piper Jaffray Inc. acted as managing underwriters for the Company.

     4. The class of securities registered pursuant to the Registration Statement was common stock, no par value per share. The aggregate amount of such securities registered and sold was 6,325,000 shares for an aggregate dollar amount of $69.6 million. There were no selling shareholders.

     5. Expenses incurred by the Company in connection with the sale of the shares of common stock, none of which were paid directly or indirectly to directors or officers of the Company or their associates, included the following (dollars in thousands):

                  Underwriting discounts and commissions      $4,870
                  Finders' fees                                   --
                  Expenses paid to or for underwriters            --
                  Other expenses                               1,314
                                                             -------
                                                              $6,184
                                                             =======

     6. The net offering proceeds to the Company after deduction of the above expenses were approximately $63.4 million and were used for general corporate purposes, including financing the growth of the Company's mortgage and automobile finance operations, and to repay $2.0 million in indebtedness to certain shareholders. Such use of proceeds did not represent a material change in the use of proceeds described in the Company's Registration Statement.



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

       Not applicable


ITEM 5.    OTHER INFORMATION.
           -----------------

       Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           --------------------------------

           (a)  Exhibits

                10.86 Mortgage Loan Purchase and Interim Servicing Agreement, dated June 23, 1998, between Pan American Bank, FSB and Countrywide Home Loans, Inc.

                27.1          Financial Data Schedule


           (b)  Reports on Form 8-K

                None

                                   SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    UNITED PANAM FINANCIAL CORP.



DATE:    August 7, 1998             By:  /s/ Lawrence J. Grill
                                         ------------------------------------
                                         Lawrence J. Grill
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)



         August 7, 1998             By:  /s/ Carol M. Bucci
                                         ------------------------------------
                                         Carol M. Bucci
                                         Senior Vice President
                                         and Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)