Form 10-Q
period 1998-09-30
UNITED PANAM FINANCIAL CORP
filed 1998-11-12
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the quarterly period ended September 30, 1998

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X         No
                                              ------           -----


The number of shares outstanding of the Registrant's Common Stock as of November 6, 1998 was 17,275,000 shares.

                          UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                               SEPTEMBER 30, 1998

                                     INDEX


                                                                                   Page
                                                                                   ----
PART I.         FINANCIAL INFORMATION

Item 1.         Financial Statements

                Consolidated Statements of Financial Condition as of
                September 30, 1998 and December 31, 1997                             1

                Consolidated Statements of Operations
                for the three and nine months ended September 30, 1998
                and September 30, 1997                                               2

                Consolidated Statements of Cash Flows
                for the three and nine months ended September 30, 1998
                and September 30, 1997                                               3

                Notes to Unaudited Consolidated Financial Statements                 5

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                        8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk          29


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings                                                   30

Item 2.         Changes in Securities and Use of Proceeds                           30

Item 3.         Defaults Upon Senior Securities                                     30

Item 4.         Submission of Matters to a Vote of Security Holders                 31

Item 5.         Other Information                                                   31

Item 6.         Exhibits and Reports on Form 8-K                                    31

PART I.                      FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
           --------------------

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)

                                                                           September 30,               December 31,
(Dollars in thousands, except per share data)                                  1998                        1997
                                                                        -------------------          ------------------
ASSETS

Cash and due from banks                                                            $ 45,436                    $ 15,026
Short term investments                                                               15,500                       4,000
                                                                        -------------------          ------------------
Cash and cash equivalents                                                            60,936                      19,026
Securities available for sale, at fair value                                             --                       1,002
Residual interests in securitizations, at fair value                                     --                       8,230
Loans, net                                                                          187,197                     148,535
Loans held for sale                                                                 167,070                     120,002
Federal Home Loan Bank stock, at cost                                                 2,089                       1,945
Accrued interest receivable                                                           2,046                       1,494
Real estate owned, net                                                                1,192                         562
Premises and equipment, net                                                           4,650                       3,085
Deferred tax assets                                                                   2,975                       3,171
Intangible assets                                                                       363                         457
Other assets                                                                          8,758                       3,333
                                                                        -------------------          ------------------
     Total assets                                                                  $437,276                    $310,842
                                                                        ===================          ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits                                                                           $317,342                    $233,194
Notes payable                                                                        10,930                      12,930
Federal Home Loan Bank advances                                                          --                      28,000
Warehouse line of credit                                                                 --                       6,237
Accrued expenses and other liabilities                                               22,285                      17,472
                                                                        -------------------          ------------------
     Total liabilities                                                              350,557                     297,833
                                                                        -------------------          ------------------

Commitments and contingencies
Preferred stock (par value $0.01 per share):                                             --                          --
     Authorized, 2,000,000 shares
     None issued and outstanding
Common stock (par value $0.01 per share):                                                --                          --
    Authorized, 20,000,000 shares
    Issued and outstanding, 17,275,000 and 10,950,000 shares at
    September 30, 1998 and December 31, 1997, respectively                              173                         110
Additional paid-in capital                                                           68,438                       5,127
Retained earnings                                                                    18,108                       7,772
                                                                        -------------------          ------------------
     Total stockholders' equity                                                      86,719                      13,009
                                                                        -------------------          ------------------

     Total liabilities and stockholders' equity                                    $437,276                    $310,842
                                                                        ===================          ==================


See notes to unaudited consolidated financial statements.                      1

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                       Three Months                          Nine Months
(Dollars in thousands, except per share data)                      Ended September 30,                   Ended September 30,
                                                           ---------------------------------      --------------------------------
                                                                1998                1997               1998               1997
                                                           -------------       -------------      -------------      -------------
INTEREST INCOME
   Loans                                                         $11,617             $ 6,775            $32,786            $17,867
   Short term investments and securities available
    for sale                                                         353                 174                819                447
                                                           -------------       -------------      -------------      -------------
        Total interest income                                     11,970               6,949             33,605             18,314
                                                           -------------       -------------      -------------      -------------

INTEREST EXPENSE
   Deposits                                                        4,063               2,532             11,186              6,710
   Federal Home Loan Bank advances                                   114                 389                659              1,001
   Warehouse line of credit                                          652                  --              2,118                 --
   Notes payable                                                     145                 184                485                482
                                                           -------------       -------------      -------------      -------------
         Total interest expense                                    4,974               3,105             14,448              8,193
                                                           -------------       -------------      -------------      -------------
             Net interest income                                   6,996               3,844             19,157             10,121
   Provision for loan losses                                         661                  66              1,784                445
                                                           -------------       -------------      -------------      -------------
             Net interest income after provision for
              loan losses                                          6,335               3,778             17,373              9,676
                                                           -------------       -------------      -------------      -------------

NON-INTEREST INCOME
   Gain on sale of loans, net                                     17,071               8,183             44,262             15,260
   Loan related charges and fees                                      33                 166                105                360
   Service charges and fees                                          173                  18                478                123
   Other income                                                       33                  17                 96                 40
                                                           -------------       -------------      -------------      -------------
          Total non-interest income                               17,310               8,384             44,941             15,783
                                                           -------------       -------------      -------------      -------------

NON-INTEREST EXPENSE
   Compensation and benefits                                       9,961               5,164             28,733             12,195
   Occupancy expense                                               1,458                 720              3,936              1,847
   Other expenses                                                  4,223               2,105             11,737              5,243
                                                           -------------       -------------      -------------      -------------
     Total non-interest expense                                   15,642               7,989             44,406             19,285
                                                           -------------       -------------      -------------      -------------

     Income before income taxes                                    8,003               4,173             17,908              6,174

Income taxes                                                       3,333               1,752              7,572              2,580
                                                           -------------       -------------      -------------      -------------

Net income                                                       $ 4,670             $ 2,421            $10,336            $ 3,594
                                                           =============       =============      =============      =============

Earnings per share-basic                                         $  0.27             $  0.23            $  0.71            $  0.34
                                                           =============       =============      =============      =============

Earnings per share-diluted                                       $  0.26             $  0.21            $  0.67            $  0.32
                                                           =============       =============      =============      =============

Weighted average shares outstanding-basic                         17,275              10,669             14,565             10,669
                                                           =============       =============      =============      =============

Weighted average shares outstanding-diluted                       18,021              11,126             15,359             11,117
                                                           =============       =============      =============      =============

See notes to unaudited consolidated financial statements.                   2

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Dollars in thousands)                                                  Three Months                    Nine Months
                                                                    Ended September 30,             Ended September 30,
                                                              ----------------------------    ----------------------------
                                                                  1998            1997            1998            1997
                                                              ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       $   4,670       $   2,421       $  10,336       $   3,594

Adjustments to reconcile net income
 to net cash (used in) provided by operating activities:
   Gain on sale of loans                                           (17,071)         (8,183)        (44,262)        (15,260)
   Origination of mortgage loans held for sale                    (359,090)       (161,726)       (957,247)       (338,214)
   Sales of mortgage loans held for sale                           356,443         158,660         919,009         298,454
   Net proceeds from sale of residual interests in
    securitizations                                                     --              --           8,302              --
   Provision for loan losses                                           661              66           1,784             445
   Accretion of discount on loans                                      (24)           (185)           (566)           (538)
   Depreciation and amortization                                       485             219           1,241             504
   FHLB stock dividend                                                 (30)            (33)            (86)            (74)
   (Increase) decrease in accrued interest receivable                 (534)             76            (552)            (82)
   Increase in other assets                                           (512)         (2,711)         (5,124)         (3,345)
   Deferred income taxes                                                26          (1,145)            196          (1,125)
   Increase in accrued expenses and other liabilities                3,816           2,157           4,814           6,675
                                                              ------------    ------------    ------------    ------------
     Net cash used in operating activities                         (11,160)        (10,384)        (62,155)        (48,966)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                    --              --           1,002              --
   Repayments of mortgage loans                                     11,055           6,615          30,196          16,859
   Originations, net of repayments, of non-mortgage loans           (4,336)         (2,322)        (36,357)        (30,346)
   Purchase of securities available for sale                            --              --              --          (2,002)
   Purchase of premises and equipment                                 (581)           (636)         (2,684)         (1,869)
   Purchase of FHLB stock, net                                          --             (65)            (58)           (407)
   Proceeds from sale of real estate owned                             545             609             995           1,797
   Other, net                                                           --              --            (330)             --
                                                              ------------    ------------    ------------    ------------
     Net cash provided by (used in) investing activities             6,683           4,201          (7,236)        (15,968)
                                                              ------------    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds, net of repayments, from notes payable to
    shareholders                                                        --           1,940          (2,000)          1,940
   Net increase in deposits                                         17,008          15,632          84,148          51,722
   Proceeds from initial public offering of common stock,
    net                                                                 --              --          63,390              --
   Proceeds, net of repayments, from warehouse line of
    credit                                                              --              --          (6,237)             --
   Proceeds, net of repayments, from FHLB advances                      --          15,000         (28,000)         31,000
                                                              ------------    ------------    ------------    ------------
       Net cash provided by financing activities                    17,008          32,572         111,301          84,662
                                                              ------------    ------------    ------------    ------------

Net increase in cash and cash equivalents                           12,531          26,389          41,910          19,728

Cash and cash equivalents at beginning of period                    48,405          19,402          19,026          26,063
                                                              ------------    ------------    ------------    ------------

Cash and cash equivalents at end of period                       $  60,936       $  45,791       $  60,936       $  45,791
                                                              ============    ============    ============    ============

See notes to unaudited consolidated financial statements.                   3

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (UNAUDITED)

(Dollars in thousands)                                             Three Months Ended         Nine Months Ended
                                                                     September 30,              September 30,
                                                                ----------------------     ----------------------
                                                                   1998         1997          1998         1997
                                                                ---------     --------     ---------     --------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Cash paid for:

       Interest                                                    $5,047       $3,135       $14,625       $8,062
                                                                ---------     --------     ---------     --------

       Taxes                                                       $5,775       $1,500       $ 8,285       $2,380
                                                                ---------     --------     ---------     --------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                  $  797       $  416       $ 2,105       $1,446
                                                                ---------     --------     ---------     --------

See notes to unaudited  consolidated financial statements.                   4

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
            THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997


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

      In 1997, the Company changed its fiscal year end from June 30 to December 31 for financial and income tax reporting purposes.

2.    BASIS OF PRESENTATION

      Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; risks in connection with the securitization of mortgage loans; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

      The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., United PanAm Mortgage Corporation and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and United PanAm Mortgage Corporation and they represent substantially all of the Company's consolidated assets and liabilities as of September 30, 1998 and December 31, 1997. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

      Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 1998 and 1997:

                                                                  Three Months                             Nine Months
(Dollars in thousands, except per share amounts)              Ended September 30,                      Ended September 30,
                                                        --------------------------------      -----------------------------------
                                                            1998                1997                1998                 1997
                                                        ------------        ------------         -----------         ------------
Earnings per share -- basic
     Net income                                              $ 4,670             $ 2,421             $10,336              $ 3,594
                                                        ============        ============         ===========         ============
     Average common shares outstanding                        17,275              10,669              14,565               10,669
                                                        ============        ============         ===========         ============
     Earnings per share -- basic                             $  0.27             $  0.23             $  0.71              $  0.34
                                                        ============        ============         ===========         ============
Earnings per share -- diluted
     Net income                                              $ 4,670             $ 2,421             $10,336              $ 3,594
                                                        ============        ============         ===========         ============
     Average common shares outstanding                        17,275              10,669              14,565               10,669
     Add: Stock options                                          746                 457                 794                  448
                                                        ------------        ------------         -----------         ------------
     Average common shares outstanding -- diluted             18,021              11,126              15,359               11,117
                                                        ============        ============         ===========         ============
     Earnings per share -- diluted                           $  0.26             $  0.21             $  0.67              $  0.32
                                                        ============        ============         ===========         ============

4.    ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the three and nine months ended September 30, 1998 and 1997, the Company had no items of comprehensive income to report other than net income.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS.
           ---------------------

      Certain statements in this Quarterly Report on Form 10-Q including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Factors That May Affect Future Results" and other risks identified from time to time in the Company's filings with the SEC.

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

      The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN Corporation ("BPN"). In 1996, the Company commenced its current mortgage and automobile finance businesses. The Company was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of the Predecessor into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor.

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

  MORTGAGE FINANCE

      The Company originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value.

      To date, the Company's mortgage lending income is generated from cash gains on sales of loans, and a spread component resulting from loans held prior to sale. Income generated from this mortgage finance business covers operating costs, including compensation, occupancy, loan origination, and administrative expenses.

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

      In January 1998, the Company and BPN purchased from Providian National Bank and others the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously have provided contracts to Commonwealth Premium Finance. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The relationship between the Company and BPN continues to be governed by the joint venture agreement already in effect. The Company also acquired the Commonwealth name and certain equipment and software. The agreement also provides that Providian National Bank and the servicers of its insurance premium finance business may not solicit or engage in the insurance premium finance business in California for a period of three years.

      As a result of the Commonwealth acquisition, IPF increased its commercial insurance premium financing to approximately 10.9% of loans outstanding at September 30, 1998, and it is expected that this business will increase to approximately 15% of loans outstanding by the end of the year.

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

  THE BANK

      The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit and loan sales and securitizations. As of September 30, 1998, the Bank was a five-branch federal savings bank with $317.3 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $66.9 million in principal amount (before unearned discounts and premiums) at September 30, 1998.

      The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from (i) loans purchased from the RTC, (ii) its short term investments portfolio, and (iii) consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

  YEAR 2000 COMPLIANCE

      State of Readiness.

      The Company is working to resolve the potential impact of the Year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the Year 1900 rather than the Year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operations.

      The Company established a Year 2000 project management team in 1997 to ensure that its operating systems will be fully capable of processing its transactions. The Company also adopted a Year 2000 operating plan in accordance with the guidelines prescribed by the Office of Thrift Supervision and the Federal Financial Institutions Examination Council. The assessment and awareness phases of the plan have been completed and the Company is now in the testing phase. It is expected that all internal computer applications will be tested and validated by the end of 1998.

      The Company relies upon third-party software vendors and service providers for a substantial amount of its electronic data processing. Thus, one of the Company's Year 2000 focuses is to monitor the progress of its primary software vendors and service providers towards compliance with Year 2000 issues and prepare to test actual data of the Company on simulated processing of future sensitive dates. It is expected that all critical systems provided by third party service providers will be tested and validated by June 1999.

      The Company has initiated formal communications with its customers and vendors to determine the extent to which the Company may be affected by the failure of these parties to correct their own year 2000 issues. The company's borrowers and customers are generally consumers which mitigates much of the Year 2000 risk. As of this time, the Company has not identified any significant issues with its major customers or vendors.

      Costs to Address the Year 2000 Issue.

      The Company has budgeted expenditures of approximately $600,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of fully dedicated Year 2000 project management team resources, some of whom are third party contractors. The Company estimates that it has incurred approximately $200,000 of its Year 2000 budget expenditures through September 30, 1998 and will incur an additional $75,000 by the end of 1998. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues.

  Risks Presented by the Year 2000 Issue.

      Should the Company and/or its third-party software vendors and service providers upon whom the Company relies fail to timely identify, address and correct material Year 2000 issues, such failure could have a material adverse impact on the Company's ability to operate. The range of adverse impacts may include the requirement to pay significant overtime to manually process certain transactions and added costs to process certain financing activity through a centralized administrative function. In addition, if corrections made by such third-party software vendors and service providers to address Year 2000 issues are incompatible with the Company's systems, the Year 2000 issue could have a material adverse impact on the Company's operations.

      Despite the Company's activities in regards to the Year 2000 issue, there can be no assurance that partial or total systems interruptions or the costs necessary to update hardware and software will not have a material adverse effect on the Company's business, financial condition, results of operations and business prospects.

      Contingency Plans.

      The Year 2000 project management team currently is developing contingency plans in the event of an unanticipated business interruption as a result of a Year 2000 systems failure. These plans will address how the Company operates its critical activities in a business interruption resulting from any Year 2000 issues. An initial draft of the plan is scheduled to be completed by the end of 1998 with final plans adopted by June 1999. There can be no assurance, however, that such contingency plans will be successful.

  AVERAGE BALANCE SHEETS

      The following tables set forth information relating to the Company for the three and nine months ended September 30, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                 Three Months Ended September 30,
                                         --------------------------------------------------------------------------------
                                                            1998                                     1997
                                         ---------------------------------------   --------------------------------------
                                                                        Average                                  Average
(Dollars in thousands)                     Average                      Yield/       Average                     Yield/
                                          Balance(1)      Interest       Cost       Balance(1)     Interest       Cost
                                         ------------   -----------   ----------   ------------  ------------   ---------
                                                                            (Unaudited)
ASSETS
Interest earning assets
   Investment securities                    $ 32,474      $   353       4.35%          $ 12,510       $  174       5.56%
   Mortgage loans, net(2)                    299,338        6,839       9.14%           155,668        3,855       9.91%
   IPF loans, net(3)                          53,725        1,756      13.07%            48,696        1,688      13.87%
   Automobile installment
    Contracts, net(4)                         50,118        3,022      24.12%            19,112        1,232      25.78%
                                         -----------    ---------                   -----------    ---------
      Total interest earning assets          435,655       11,970      10.99%           235,986        6,949      11.78%
                                                        ---------                                  ---------
Non-interest earnings assets                  37,630                                     21,311
                                         -----------                                -----------
       Total assets                         $473,285                                   $257,297
                                         ===========                                ===========

LIABILITIES AND EQUITY
Interest bearing liabilities
   Customer deposits                        $306,254      $ 4,063       5.26%          $203,968       $2,532       4.93%
   Notes payable                              10,930          145       5.26%            11,415          184       6.40%
   FHLB advances                               7,871          114       5.75%            23,607          389       6.54%
   Warehouse line of credit                   38,039          652       6.71%                --           --         --
                                         -----------    ---------                   -----------    ---------
       Total interest bearing
        liabilities                          363,094        4,974       5.43%           238,990        3,105       5.15%
Non-interest bearing liabilities              26,665                                     10,776
                                         -----------                                -----------
       Total liabilities                     389,759                                    249,766
Equity                                        83,526                                      7,531
                                         -----------                                -----------
       Total liabilities and equity         $473,285                                   $257,297
                                         ===========                                ===========
Net interest income before  provision
       for loan losses                                    $ 6,996                                     $3,844
                                                        ---------                                  ---------
Net interest rate spread(5)                                             5.56%                                      6.62%
Net interest margin(6)                                                  6.42%                                      6.52%
Ratio of interest earning assets to                                                                                  99%
       interest bearing liabilities                                      120%

__________________________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

                                                                  Nine Months Ended September 30,
                                         --------------------------------------------------------------------------------
                                                            1998                                     1997
                                         ---------------------------------------   --------------------------------------
                                                                        Average                                  Average
(Dollars in thousands)                     Average                      Yield/       Average                     Yield/
                                          Balance(1)      Interest       Cost       Balance(1)     Interest       Cost
                                         ------------   -----------   ----------   ------------  ------------   ---------
                                                                            (Unaudited)
ASSETS
Interest earning assets
   Investment securities                    $ 20,893      $   819       5.23%          $  9,772      $   447       6.12%
   Mortgage loans, net(2)                    275,573       20,197       9.77%           143,715       10,378       9.63%
   IPF loans, net(3)                          49,725        4,992      13.39%            44,591        4,735      14.16%
   Automobile installment
          contracts, net(4)                   40,450        7,597      25.04%            14,113        2,754      26.09%
                                         -----------    ---------                   -----------    ---------
      Total interest earning assets          386,641       33,605      11.59%           212,191       18,314      11.51%
                                                        ---------                                  ---------
Non-interest earnings assets                  36,390                                     17,485
                                         -----------                                -----------
       Total assets                         $423,031                                   $229,676
                                         ===========                                ===========

LIABILITIES AND EQUITY
Interest bearing liabilities
   Customer deposits                        $283,814      $11,186       5.27%          $183,134      $ 6,710       4.89%
   Notes payable                              11,730          485       5.53%            11,124          482       5.79%
   FHLB advances                              15,441          659       5.71%            20,334        1,001       6.38%
   Warehouse line of credit                   43,498        2,118       6.51%                --           --         --
                                         -----------    ---------                   -----------    ---------
       Total interest bearing
        liabilities                          354,483       14,448       5.45%           214,592        8,193       5.10%
                                                        ---------                                  ---------
Non-interest bearing liabilities              20,671                                      7,459
                                         -----------                                -----------
       Total liabilities                     375,154                                    222,051
Equity                                        47,877                                      7,625
                                         -----------                                -----------
       Total liabilities and equity         $423,031                                   $229,676
                                         ===========                                ===========
Net interest income before provision
       for loan losses                                    $19,157                                    $10,121
                                                        =========                                  =========
Net interest rate spread(5)                                             6.14%                                      6.41%
Net interest margin(6)                                                  6.61%                                      6.36%
Ratio of interest earning assets to
       interest bearing liabilities                                      109%                                        99%

__________________________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

  GENERAL

     Net income increased from $2.4 million for the three months ended September 30, 1997 to $4.7 million for the three months ended September 30, 1998. This increase was due primarily to the expansion of the Company's mortgage, insurance premium and auto finance businesses, all of which showed improved operating results during 1997 and 1998. Also contributing to the favorable operating results for the three months ended September 30, 1998 compared with the same period in 1997 was an increase of $8.9 million in gain on sale of loans from the Company's mortgage finance operations and $3.2 million in net interest income offset by an increase in non-interest expense of $7.7 million and an increase in provision for loan losses of $595,000. Net interest income also was favorably impacted during the third quarter of 1998 by using the $63.4 million of net proceeds from the Company's initial public offering of common stock to finance a portion of its mortgage operations.

     As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $161.1 million for the three months ended September 30, 1997 to $358.6 million for the three months ended September 30, 1998, while insurance premium finance originations increased from $31.9 million to $35.4 million, respectively, and auto contracts purchased increased from $12.4 million to $23.0 million, respectively. Sales of mortgage loans were $347.9 million for the three months ended September 30, 1998 and $140.4 million for the comparable period in 1997.

  INTEREST INCOME

     Interest income increased from $6.9 million for the three months ended September 30, 1997 to $12.0 million for the three months ended September 30, 1998 due primarily to a $199.7 million increase in average interest earning assets offset by a decline of 0.79% in the average yield on interest earning assets. The largest components of growth in average interest earning assets were mortgage loans, automobile installment contracts and investment securities, which increased $143.7 million, $31.0 million and $20.0 million, respectively. The increase in mortgage loan receivables was a result of an increase in loans held for sale, which increased from $70.2 million at September 30, 1997 to $167.1 million at September 30, 1998. Generally, these loans are originated for sale or securitization in the secondary mortgage market. The increase in such loans was primarily a result of growth in the Company's mortgage finance business and the opening of 10 retail lending branches and one wholesale loan center since September of 1997. The increase in auto contracts principally resulted from the opening of five new branch offices since September of 1997 and the purchasing of additional dealer contracts in existing and new markets. The increase in investment securities was a result of an increase in the Company's liquidity and short-term investment portfolio reflecting the overall growth in the Company's total assets.

     The decline in the average yield on interest earning assets was principally due to an increase in non-accrual mortgage loans from $3.6 million at September 30, 1997 to $19.5 million at September 30, 1998. The Company ceases to accrue interest on its mortgage loans when a borrower is delinquent two payments or more. As a result of an increase in mortgage loans 60-89 days or more delinquent and the repurchase of certain mortgage loans relating to first payment defaults on loans originated prior to June 1998, the Company placed $10.7 million of loans on non-accrual status during the quarter ended September 30, 1998.

  INTEREST EXPENSE

     Interest expense increased from $3.1 million for the three months ended September 30, 1997 to $5.0 million for the three months ended September 30, 1998 due to a $124.1 million increase in average interest bearing liabilities and a 0.28% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $204.0 million during the quarter ended September 30, 1997 to $306.3 million during the quarter ended September 30, 1998. The average cost of deposits increased from 4.93% for the three months ended September 30, 1997 to 5.26% for the comparable period in 1998 generally as a result of an increase in the Bank's wholesale deposits.

     The increase in deposits resulted from the use of retail and wholesale certificates of deposit ("CDs") to finance the Company's lending growth, and the increase in the average yield on the Bank's deposits reflects the repricing of accounts to higher rates and overall growth in the deposit portfolio at interest rates higher than those in previous quarters.

     The second largest component of growth in average interest bearing liabilities was from borrowings under the Bank's warehouse line of credit, increasing to $38.0 million for the three months ended September 30, 1998. In October 1997, the Bank entered into a master repurchase agreement under which it may sell and repurchase, at a set price, mortgage loans pending the sale or securitization of these loans. The weighted average interest rate on such borrowings was 6.71% for the three months ended September 30, 1998. There were no warehouse line of credit advances outstanding during the quarter ended September 30, 1997.

  PROVISION FOR LOAN LOSSES

     Provision for loan losses increased from $66,000 for the three months ended September 30, 1997 to $661,000 for the three months ended September 30, 1998. The increase in provision for losses reflects the Company's loan growth over the past 12 months as well as an increase in specific loss allowances related to non-performing mortgage loans. The total allowance for loan losses was $6.2 million at September 30, 1997 compared with $8.9 million at September 30, 1998, representing 4.73% and 4.07% of loans held for investment at September 30, 1998 and 1997, respectively. In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. Annualized net charge-offs to average loans were 1.92% for the three months ended September 30, 1998 compared with 1.04% for the comparable period in 1997.

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

  NON-INTEREST INCOME

     Non-interest income increased $8.9 million, from $8.4 million for the three months ended September 30, 1997 to $17.3 million for the three months ended September 30, 1998. This increase resulted from cash gains on sales of mortgage loans and is due primarily to a substantial increase in the volume of mortgage loans sold by the Company. During the three months ended September 30, 1998, the Company sold $347.9 million in mortgage loans on a whole loan primarily non-recourse basis compared with $140.4 million in mortgage loans sold during the comparable period in 1997. Net gains on sales of loans, as a percentage of loans sold, were 4.91% for the three months ended September 30, 1998 compared with 5.83% for the three months ended September 30, 1997. The decline reflects continued competitive pressure in the securitization and whole loan sale markets resulting, in part, from higher industry-wide loan prepayment rates in the later part of 1997 and 1998 as compared to the third quarter of 1997.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $38,000, from $201,000 for the three months ended September 30, 1997 to $239,000 for the three months ended September 30, 1998.

  NON-INTEREST EXPENSE

     Non-interest expense increased $7.6 million, from $8.0 million for the three months ended September 30, 1997 to $15.6 million for the three months ended September 30, 1998. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $4.8 million associated with the expansion of the Company's mortgage and automobile finance operations. In addition, occupancy expense increased $758,000, reflecting an increase in the number of mortgage and automobile lending offices. Marketing expense was $1.1 million for the three months ended September 30, 1998, compared with $434,000 for the three months ended September 30, 1997. This increase is attributable to the Company's retail mortgage lending operations which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Also, as a result of growth in the Company's mortgage finance and automobile lending operations, other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $1.4 million during the three months ended September 30, 1998 compared with the same period in 1997.

     During the last 12 months, the Company expanded significantly its mortgage and automobile finance operations, resulting in an increase from 260 employees in six offices and 54 employees in 11 offices, respectively, as of September 30, 1997, to 534 employees in 28 offices and 93 employees in 14 offices, respectively, as of September 30, 1998.

  INCOME TAXES

     Income taxes increased $1.5 million, from $1.8 million for the three months ended September 30, 1997 to $3.3 million for the three months ended September 30, 1998. This increase occurred as a result of a $3.8 million increase in income before income taxes between the two periods offset by a decrease in the effective tax rate from 42.0% for the three months ended September 30, 1997 to 41.6% for the three months ended September 30, 1998.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

  GENERAL

     Net income increased from $3.6 million for the nine months ended September 30, 1997 to $10.3 million for the nine months ended September 30, 1998. This increase was due primarily to the expansion of the Company's mortgage, insurance premium and auto finance businesses in the second half of 1997 and during 1998. Also contributing to the favorable operating results for the nine months ended September 30, 1998 compared with the same period in 1997 was an increase of $29.0 million in gain on sale of loans from the Company's mortgage finance operations and $9.0 million in net interest income offset by an increase in non-interest expense of $25.1 million and an increase in provision for loan losses of $1.3 million.

     As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $336.9 million for the nine months ended September 30, 1997 to $957.4 million for the nine months ended September 30, 1998, while insurance premium finance originations increased from $117.1 million to $123.2 million, respectively, and auto contracts purchased increased from $29.8 million to $60.7 million, respectively. Sales of mortgage loans were $886.4 million for the nine months ended September 30, 1998 and $273.1 million for the comparable period in 1997.

  INTEREST INCOME

     Interest income increased from $18.3 million for the nine months ended September 30, 1997 to $33.6 million for the nine months ended September 30, 1998 due primarily to a $174.5 million increase in average interest earning assets and a 0.08% increase in the yield on average earning assets. The largest components of growth in average earning assets were mortgage loans, auto contracts and investment securities, which increased $131.9 million, $26.3 million and $11.1 million, respectively. The increase in mortgage loan receivables was a result of an increase in loans held for sale. These loans are generally held for sale in the secondary mortgage market and the increase in such loans was primarily a result of growth in the Company's mortgage finance business and the opening of additional retail lending branches and wholesale loan centers. The increase in auto contracts principally resulted from the opening of new branch offices and the purchasing of additional dealer contracts in these new markets. The increase in investment securities resulted from an increase in the Company's liquidity and short-term investment portfolio reflecting the overall growth in the Company's total assets. The increase in the average yield on interest earning assets was attributable to an increase in the origination or purchase of higher yielding loans principally related to the expansion and growth of the mortgage, insurance premium and automobile finance businesses.

  INTEREST EXPENSE

     Interest expense increased from $8.2 million for the nine months ended September 30, 1997 to $14.4 million for the nine months ended September 30, 1998 due to a $139.9 million increase in average interest bearing liabilities and a 0.35% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in interest bearing liabilities was deposits of the Bank, which increased from an average balance of $183.1 million for the nine months ended September 30, 1997 to $283.8 million for the nine months ended September 30, 1998. The average cost of deposits increased from 4.89% for the nine months ended September 30, 1997 to 5.27% for the comparable period in 1998.

     The second largest component of growth in average interest bearing liabilities was from borrowings under the Bank's warehouse line of credit. During the nine months ended September 30, 1998, the average balance outstanding under this warehouse line of credit was $43.5 million with an average interest rate of 6.51%. There were no warehouse line of credit advances outstanding during the nine months ended September 30, 1997. The increase in both deposits and the warehouse line of credit were attributable to additional financing requirements as a result of the growth in the Company's lending operations.

  PROVISION FOR LOAN LOSSES

     Provision for loan losses increased from $445,000 for the nine months ended September 30, 1997 to $1.8 million for the nine months ended September 30, 1998. The increase in provision for loan losses reflects management's decision to increase general valuation allowances as a result of the increase in loans made by the Company and an increase in specific loss allowances related to non-
performing loans.   Annualized net charge-offs to average loans were 2.03% for the nine months ended September 30, 1998 compared with 0.81% for the comparable period in 1997.

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

  NON-INTEREST INCOME

     Non-interest income increased $29.2 million, from $15.7 million for the nine months ended September 30, 1997 to $44.9 million for the nine months ended September 30, 1998. This increase resulted from cash gains on sales of mortgage loans and is due to a substantial increase in the volume of mortgage loans sold by the Company. During the nine months ended September 30, 1998, the Company sold $886.4 million in mortgage loans on a whole loan primarily non-recourse basis compared with $273.1 million in mortgage loans sold during the comparable period in 1997. Net gains on sales of loans, as a percentage of loans sold, were 4.99% for the nine months ended September 30, 1998 compared with 5.59% for the nine months ended September 30, 1997. The decline reflects continued competitive pressure in the securitization and whole loan sale markets resulting, in part, from higher industry-wide loan prepayment rates in the later part of 1997 and 1998.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $156,000, from $523,000 for the nine months ended September 30, 1997 to $679,000 for the nine months ended September 30, 1998.

  NON-INTEREST EXPENSE

     Non-interest expense increased $25.1 million, from $19.3 million for the nine months ended September 30, 1997 to $44.4 million for the nine months ended September 30, 1998. This increase reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $16.5 million associated with the growth and expansion of the Company's mortgage and automobile finance operations. Also, as a result of this growth, occupancy expense increased from $1.8 million for the nine months ended September 30, 1997 to $3.9 million for the nine months ended September 30, 1998. Marketing expense was $2.8 million for the nine months ended September 30, 1998, compared with $932,000 for the comparable period in 1997. This increase is attributable to the Company's retail mortgage lending operations, which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $4.6 million during the nine months ended September 30, 1998 compared with the same period in 1997.

  INCOME TAXES

     Income taxes increased $5.0 million from $2.6 million for the nine months ended September 30, 1997 to $7.6 million for the nine months ended September 30, 1998. This increase occurred as a result of a $11.7 million increase in income before taxes between the two periods and an increase in the effective tax rate from 41.8% for the nine months ended September 30, 1997 to 42.3% for the nine months ended September 30, 1998.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1998 AND DECEMBER 31, 1997

     Total assets increased $126.5 million, from $310.8 million at December 31, 1997 to $437.3 million at September 30, 1998. This increase occurred primarily as a result of an $85.8 million increase in loans, from $268.5 million at December 31, 1997 to $354.3 million as of September 30, 1998. The increase in loans was comprised of a $64.6 million increase in subprime mortgage loans, a $26.3 million increase (net of unearned finance charges) in auto contracts and a $11.5 million increase in insurance premium finance loans, offset by a $15.1 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments.

     Cash and cash equivalents increased $41.9 million, from $19.0 million at December 31, 1997 to $60.9 million at September 30, 1998, primarily as a result of an increase in the Company's liquidity and short-term investments portfolio.

     Residual interests in securitizations were $8.2 million at December 31, 1997 which were entirely attributable to the Company's first securitization in December 1997. In March 1998, the Company sold its residual interests from the December securitization for $8.3 million in cash and recorded a gain on sale of approximately $100,000. Accordingly, as of September 30, 1998, the Company had no remaining residual interests in securitizations reflected on its balance sheet.

     Premises and equipment increased from $3.1 million at December 31, 1997 to $4.7 million at September 30, 1998 as a result of purchases of furniture and equipment for the Company's new branch offices and the continued growth in lending operations.

     Deposits increased $84.1 million, from $233.2 million at December 31, 1997 to $317.3 million at September 30, 1998, due primarily to an increase in CDs of $77.0 million, from $197.1 million at December 31, 1997 to $274.1 million at September 30, 1998. Included in deposits at September 30, 1998 and December 31, 1997 are $25.0 million in brokered CDs. The growth in deposits reflects the continued financing of the Company's mortgage, insurance premium finance and auto lending activities with retail and wholesale deposits through the Bank's five-branch network.

     Other interest bearing liabilities include the RTC notes payable which remained unchanged at $10.9 million between the period ends, FHLB advances which were $28.0 million as of December 31, 1997 at a weighted average interest rate of 7.07%, notes payable to shareholders which were $2.0 million at December 31, 1997 and a warehouse line of credit which was $6.2 million at December 31, 1997. At

September 30, 1998, there were no FHLB advances or warehouse line of credit advances outstanding. In addition, the notes payable to shareholders were paid off.

     Net deferred tax assets were $2.9 million at September 30, 1998 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to financial statement reporting where loans are recorded at the lower of cost or market.

     Shareholders' equity increased from $13.0 million at December 31, 1997 to $86.7 million at September 30, 1998, solely as a result of the Company's net income of $10.3 million during the nine months ended September 30, 1998 and the net proceeds received of $63.4 million from the Company's initial public offering completed in the second quarter of 1998.

MANAGEMENT OF INTEREST RATE RISK

     The principal objective of the Company's interest rate risk management program is to evaluate the interest rate risk inherent in the Company's business activities, determine the level of appropriate risk given the Company's operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Board of Directors reviews on a quarterly basis the asset/liability position of the Company, including simulation of the effect on capital of various interest rate scenarios.

     The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities which can be adversely affected by movements in interest rates. In addition, between the time the Company originates loans and investors' sales commitments are received, the Company may be exposed to interest rate risk to the extent that interest rates move upward or downward during the time the loans are held for sale. The Company mitigates these risks somewhat by purchasing or originating adjustable rate mortgages that reprice frequently in an increasing or declining interest rate environment. Also, the Company sells substantially all of its loans held for sale on a regular basis, thereby reducing significantly the amount of time these loans are held by the Company.

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

     At June 30, 1998, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (i) a 200 basis point decrease in interest rates was 79 basis points and would result in a $4.3 million increase in the NPV of the Bank and (ii) a 200 basis point increase in interest rates was 75 basis points and would result in a $3.9 million decrease in the NPV of the Bank. At June 30, 1998, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at June 30, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                                               NPV as % of Portfolio
                                             Net Portfolio Value                                 Value of Assets
                               -------------------------------------------------      ------------------------------------
  Change in Rates                $ Amount          $ Change           % Change           NPV Ratio            % Change
  ---------------              ------------      ------------       ------------      --------------       ---------------
                                                                 (Dollars in thousands)
+400 bp                          $38,742          $(13,164)               -25%               9.37%              -269 bp
+300 bp                           43,961            (7,945)               -15%              10.48%              -158 bp
+200 bp                           48,016            (3,890)                -7%              11.31%               -75 bp
+100 bp                           50,581            (1,325)                -3%              11.82%               -24 bp
0 bp                              51,906                --                 --               12.06%                   --
-100 bp                           53,732             1,826                 +4%              12.39%               +33 bp
-200 bp                           56,202             4,296                 +8%              12.85%               +79 bp
-300 bp                           59,453             7,547                +15%              13.46%              +140 bp
-400 bp                           63,451            11,545                +22%              14.20%              +214 bp


LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

     The Company's primary sources of funds have been deposits at the Bank, FHLB advances, financing under a secured warehouse line of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and the Company has always met or exceeded this requirement. Management, through its Asset and Liability Committee, which meets monthly or more frequently if necessary, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. During the nine months ended September 30, 1998 and 1997, cash flows from sales of loans were $919.0 million, and $298.5 million, respectively.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At September 30, 1998, such retail deposits were $234.2 million or 73.8% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at September 30, 1998, wholesale deposits were $58.1 million or 18.3% of total deposits while broker-originated deposits were $25.0 million or 7.9% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                                                                    December 31,
                                    September 30,            --------------------------------------------------------------
                                        1998                            1997                              1996
                             ---------------------------     --------------------------       -----------------------------
                                              Weighted                        Weighted                          Weighted
                                               Average                         Average                           Average
                               Balance          Rate           Balance          Rate            Balance           Rate
                             -----------   -------------     -----------    -----------       -----------     -------------
                                                                   (Dollars in thousands)
Passbook accounts               $ 32,745          3.96%         $ 26,095          3.76%          $ 17,054           2.84%
Checking accounts                 10,481          1.41%            9,959          1.33%            10,642           1.32%
Certificates of deposit
   Under $100,000                214,625          5.52%          144,926          5.56%           123,914           5.47%
   $100,000 and over              59,491          5.75%           52,214          5.89%             7,451           5.89%
                             -----------                     -----------                      -----------
     Total                      $317,342          5.27%         $233,194          5.25%          $159,061           4.68%
                             ===========                     ===========                      ===========


     The following table sets forth the time remaining until maturity for all CDs at September 30, 1998, December 31, 1997 and 1996.


                                                     September 30,          December 31,             December 31,
                                                         1998                   1997                     1996
                                                  ------------------     -----------------       ------------------
                                                                         (Dollars in thousands)
Maturity within one year                                    $246,005              $181,858                 $103,369
Maturity within two years                                     27,998                14,984                   26,819
Maturity within three years                                      113                   298                    1,177
                                                  ------------------     -----------------       ------------------
Total certificates of deposit                               $274,116              $197,140                 $131,365
                                                  ==================     =================       ==================


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

     At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with (i) tangible capital of $33.6 million, or 7.73% of total adjusted assets, which is above the required level of $6.5 million, or 1.50%;
(ii) core capital of $33.6 million, or 7.73% of total adjusted assets, which is above the required level of $13.0 million, or 3.00%; and (iii) risk-based capital of $37.3 million, or 12.50% of risk-weighted assets, which is above the required level of $23.9 million, or 8.00%.

     Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at September 30, 1998.

     The Company has other sources of liquidity, including FHLB advances, a warehouse line of credit and its liquidity and short-term investments portfolio. Through the Bank, the Company obtains advances from the FHLB, collateralized by its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of September 30, 1998, the Bank's available borrowing capacity under this credit facility was $30.1 million.

     The Bank has $300 million in master repurchase agreements under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. These agreements may be terminated at any time at the option of either party. At September 30, 1998, there were no balances outstanding under these warehouse lines of credit.

     Other borrowings of the Company at September 30, 1998 consist of the RTC Notes Payable (as defined below) which mature in 1999.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse line of credit) at or for the periods ended on the dates indicated.

                                                                                           December 31,
                                                        September 30,       ------------------------------------------
                                                            1998                   1997                    1996
                                                      ----------------      ------------------      ------------------
                                                                            (Dollars in thousands)
FHLB advances
     Maximum month-end balance                             $34,500                 $40,900                  $4,000
     Balance at end of period                                   --                  28,000                   4,000
     Average balance for period                             15,441                  18,526                   1,170
  Weighted average interest rate on
     Balance at end of period                                   --%                   7.07%                   5.70%
     Average balance for period                               5.71%                   5.95%                   6.15%
Warehouse line of credit
     Maximum month-end balance                             $95,000                 $64,359                  $   --
     Balance at end of period                                   --                   6,237                      --
     Average balance for period                             43,498                   8,914                      --
  Weighted average interest rate on
     Balance at end of period                                   --%                   6.70%                     --%
     Average balance for period                               6.51%                   6.10%                     --%

     The Company had no material contractual obligations or commitments for capital expenditures at September 30, 1998. However, the Company is in the process of expanding its mortgage and auto finance operations, which will entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. At September 30, 1998, the Company had outstanding commitments to originate loans of $41.1 million, compared to $9.6 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

LENDING ACTIVITIES

     To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a primarily non-recourse, servicing released basis. As a result, upon sale, risks and rewards of ownership transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual interests in this securitization to a third-party.

     Summary of Loan Portfolio. At September 30, 1998, the Company's loan portfolio constituted $354.3 million, or 81.0% of the Company's total assets, of which $187.2 million, or 52.8%, were held for investment and $167.1 million, or 47.2%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                      September 30,           December 31,          December 31,
                                                           1998                   1997                  1996
                                                    -----------------      -----------------      ----------------
                                                                         (Dollars in thousands)
MORTGAGE LOANS
Mortgage loans (purchased primarily from RTC)                $ 66,893               $ 81,995              $102,733
                                                    -----------------      -----------------      ----------------
Subprime mortgage loans
     Held for sale                                            167,070                120,002                20,766
     Held for investment                                       22,949                  5,375                 1,294
                                                    -----------------      -----------------      ----------------
     Total subprime mortgage loans                            190,019                125,377                22,060
                                                    -----------------      -----------------      ----------------
     Total mortgage loans                                     256,912                207,372               124,793
                                                    -----------------      -----------------      ----------------
CONSUMER LOANS
Automobile installment contracts                               72,483                 40,877                10,830
Insurance premium financing                                    51,487                 39,990                32,058
Other consumer loans                                              361                    267                   230
                                                    -----------------      -----------------      ----------------
     Total consumer loans                                     124,331                 81,134                43,118
                                                    -----------------      -----------------      ----------------
     Total loans                                              381,243                288,506               167,911
Unearned discounts and premiums                                (2,237)                (2,901)               (3,697)
Unearned finance charges                                      (15,881)               (10,581)               (3,271)
Allowance for loan losses                                      (8,858)                (6,487)               (5,356)
                                                    -----------------      -----------------      ----------------
     Total loans, net                                        $354,267               $268,537              $155,587
                                                    =================      =================      ================

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at September 30, 1998 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                                   September 30, 1998
                       ----------------------------------------------------------------------------------------------------------
                                       More Than 1     More Than 3     More Than 5    More Than 10
                        One Year or      Year to        Years to        Years to       Years to 20    More Than 20      Total
                           Less          3 Years         5 Years        10 Years          Years           Years         Loans
                       ------------  --------------  --------------  --------------  --------------  --------------  ------------
                                                                  (Dollars in thousands)
Mortgage loans held
   for investment           $    52         $ 1,046         $ 3,339         $11,294         $36,488        $ 37,623      $ 89,842
Mortgage loans held
   for sale                      --              --              --              --           9,682         157,388       167,070
Consumer loans               53,146          34,934          35,162           1,089              --              --       124,331
                       ------------  --------------  --------------  --------------  --------------  --------------  ------------
     Total                  $53,198         $35,980         $38,501         $12,383         $46,170        $195,011      $381,243
                       ============  ==============  ==============  ==============  ==============  ==============  ============


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

     At September 30, 1998, the Company had $1.5 million in assets classified as special mention, $21.6 million of assets classified as substandard, $57,000 in assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at September 30, 1998, December 31, 1997 and 1996.

Loan
----                  September 30,    % of Total   December 31,    % of Total    December 31,   % of Total
Delinquencies             1998           Loans         1997           Loans           1996          Loans
-------------         -------------   -----------   ------------   ------------   ------------   -----------
                                                      (Dollars in thousands)
30 to 59 days               $ 8,410         2.32%         $  356           0.1%         $1,941          1.2%
60 to 89 days                 3,959         1.09%            994           0.4%            109          0.1%
90+ days                     15,726         4.33%          7,101           2.6%          6,430          3.9%
                      -------------   -----------   ------------   ------------   ------------   -----------
Total                       $28,095         7.74%         $8,451           3.1%         $8,480          5.2%
                      =============   ===========   ============   ============   ============   ===========

     Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent, accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at September 30, 1998 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at September 30, 1998, December 31, 1997 and 1996.

                                                                                       December 31,
                                                        September 30,      -------------------------------------
                                                            1998                 1997                 1996
                                                       ---------------     -----------------     ---------------
                                                                           (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                 $18,901                $5,766              $5,504
     Multi-family residential and commercial                       604                   605                 605
     Consumer and other loans                                    1,446                 1,426                 928
                                                       ---------------     -----------------     ---------------
          Total                                                $20,951                $7,797              $7,037
                                                       ===============     =================     ===============

Nonaccrual loans as a percentage of
     Total loans held for investment                             11.19%                 5.25%               5.22%
     Total assets                                                 4.80%                 2.51%               3.73%
Allowance for loan losses as a percentage of
     Total loans held for investment                              4.73%                 4.37%               3.97%
     Nonaccrual loans                                            42.28%                83.20%              76.11%

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. At September 30, 1998, December 31, 1997 and 1996, real estate owned was $1.2 million, $562,000 and $988,000, respectively, and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                                     At or For the
                                                           At or For the Nine                          Year Ended
                                                              Months Ended                            December 31,
                                                             September 30,             -----------------------------------------
                                                                  1998                       1997                     1996
                                                         ---------------------         ----------------        -----------------
                                                                                    (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                         $ 6,487                  $ 5,356                   $5,250
     Provision for loan losses                                           1,784                      507                      194
     Charge-offs
          Mortgage loans held for investment                               (36)                    (373)                    (285)
          Mortgage loans held for sale                                    (959)                      --                       --
          Consumer loans                                                (2,769)                  (2,101)                    (433)
                                                         ---------------------         ----------------        -----------------
                                                                        (3,764)                  (2,474)                    (718)
     Recoveries
          Mortgage loans held for investment                                 9                       77                       --
          Mortgage loans held for sale                                      40                       --                       --
          Consumer loans                                                 1,060                    1,068                      274
                                                         ---------------------         ----------------        -----------------
                                                                         1,109                    1,145                      274
                                                         ---------------------         ----------------        -----------------
     Net charge-offs                                                    (2,655)                  (1,329)                    (444)
     Acquisition discounts allocated to loss allowance                   3,242                    1,953                      356
                                                         ---------------------         ----------------        -----------------
Balance at end of period                                               $ 8,858                  $ 6,487                   $5,356
                                                         =====================         ================        =================
     Annualized net charge-offs to average loans                          2.03%                    0.60%                    0.30%
     Ending allowance to period end loans, net                            4.73%                    4.37%                    3.97%

     The Company's policy is to maintain an allowance for loan losses to absorb future losses which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts.

     The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

     The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's current year examination by its regulatory agencies was recently completed and no adjustments to the Bank's allowance for loan losses were required.

CASH EQUIVALENTS AND SECURITIES PORTFOLIO

     The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities, which generally have maturities of less than 90 days, satisfy regulatory requirements for liquidity.

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                                             December 31,
                                                       September 30,          -------------------------------------------
                                                            1998                     1997                     1996
                                                     ------------------       ------------------       ------------------
                                                                            (Dollars in thousands)
Balance at end of period
     Overnight deposits                                         $15,500                   $4,000                  $21,000
     Commercial paper                                                --                       --                       --
     U.S. agency securities                                          --                    1,002                       --
                                                     ------------------       ------------------       ------------------
     Total                                                      $15,500                   $5,002                  $21,000
                                                     ==================       ==================       ==================

Weighted average yield at end of period
     Overnight deposits                                            5.38%                    3.50%                    5.02%
     Commercial paper                                                                         --                       --
     U.S. agency securities                                          --                     6.54%                      --
Weighted average maturity at end of period                           --
     Overnight deposits                                           1 day                    1 day                    1 day
     Commercial paper                                                --                       --                       --
     U.S. agency securities                                          --                24 months                       --

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

  DEPENDENCE ON LOAN SALE AND SECURITIZATION MARKETS

     The Company generates substantial revenues from whole loan sales or securitizations. There can be no assurance that whole loan purchasers will continue to purchase the Company's loans or that they will continue to purchase loans at present prices, and failure to do so could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Further, adverse conditions in the asset-backed securitization market could adversely affect the Company's ability to sell or securitize loans at present prices.

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


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
           ----------------------------------------------------------

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations Management of Interest Rate Risk; and Factors That May Affect Future Results Dependence on Loan Sale and Securitization Markets"

PART II.                     OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS.
           -----------------

     Not applicable


ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS.
           -----------------------------------------

     Use of proceeds -- As discussed in Note 5 to Unaudited Notes to Consolidated Financial Statements under "Item 1. Financial Information" of this Quarterly Report, the Company completed an initial public offering of common stock. in connection therewith:

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

           5. Expenses incurred by the Company in connection with the sale of the shares of common stock, none of which were paid directly or indirectly to directors or officers of the Company or their associates, included the following (dollars in thousands):

                       Underwriting discounts and commissions       $4,870
                       Finders' fees                                    --
                       Expenses paid to or for underwriters             --
                       Other expenses                                1,394
                                                                    ------
                                                                    $6,264
                                                                    ======

           6. The net offering proceeds to the Company after deduction of the above expenses were approximately $63.3 million and were used for general corporate purposes, including financing the growth of the Company's mortgage and automobile finance operations, and to repay $2.0 million in indebtedness to certain shareholders. Such use of proceeds did not represent a material change in the use of proceeds described in the Company's Registration Statement.


ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.
           -------------------------------

     Not applicable

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
           ---------------------------------------------------

     Not applicable


ITEM 5.    OTHER INFORMATION.
           -----------------

     Not applicable


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.
           --------------------------------

     (a)   Exhibits
     (b)   10.87    Assignment, Assumption and Recognition Agreement dated
                    August 14, 1998, between Countrywide Home Loans, Inc.,
                    Associates Home Equity Services, Inc. and Pan American Bank,
                    FSB.

           10.88 Assignment, Assumption and Recognition Agreement dated August 14, 1998, between Countrywide Home Loans, Inc., Fidelity Federal Bank, FSB and Pan American Bank, FSB.

           10.89 Assignment, Assumption and Recognition Agreement dated September 15, 1998 between Countrywide Home Loans, Inc., Southern Mortgage Acquisitions, Inc. and Pan American Bank, FSB.

           10.90 Assignment, Assumption and Recognition Agreement dated September 30, 1998, between Countrywide Home Loans, Inc., Fidelity Federal Bank, FSB and Pan American Bank, FSB.

           10.91 Employment Agreement dated July 6, 1998, between United PanAm Mortgage Corporation and Edward Pollard.

           27.1     Financial Data Schedule


     (c)   Reports on Form 8-K

           None

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                           UNITED PANAM FINANCIAL CORP.



DATE:    November 6, 1998              By: /s/ Lawrence J. Grill
                                           -------------------------------------
                                           Lawrence J. Grill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



         November 6, 1998              By: /s/ Carol M. Bucci
                                           -------------------------------------
                                           Carol M. Bucci
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                            Officer)