Form 10-K
period 1998-12-31
UNITED PANAM FINANCIAL CORP
filed 1999-03-26
CIK 1049231

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1998

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

       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No
                                   Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes    X         No   __
                                              ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $10,200,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on March 17, 1999. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of March 17, 1999 was 16,843,750 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 1999 Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference in PART III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1998.

                         UNITED PANAM FINANCIAL CORP.

                       1998 ANNUAL REPORT ON FORM 10-K

                              TABLE OF CONTENTS

                                    PART I

Item 1.   Business                                                                                    1
             General                                                                                  1
             Recent Events                                                                            1
             Mortgage Finance                                                                         2
             Insurance Premium Finance                                                               12
             Automobile Finance                                                                      18
             Pan American Bank, FSB                                                                  23
             Industry Segments                                                                       24
             Competition                                                                             24
             Employees                                                                               24
             Supervision and Regulation                                                              24
             Taxation                                                                                34
             Subsidiaries                                                                            35
             Factors That May Affect Future Results of Operations                                    35
Item 2.   Properties                                                                                 39
Item 3.   Legal Proceedings                                                                          40
Item 4.   Submission of Matters to a Vote of Security Holders                                        40

                                                PART II

Item 5.   Market For Registrant's Common Equity and Related Shareholder Matters                      40
Item 6.   Selected Financial Data                                                                    41
Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                              43
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk                                 67
Item 8.   Financial Statements                                                                       67
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosures                                                                             67

                                                PART III

Item 10.  Directors and Executive Officers of the Registrant                                         67
Item 11.  Executive Compensation                                                                     67
Item 12.  Security Ownership of Certain Beneficial Owners and Management                             68
Item 13.  Certain Relationships and Related Transactions                                             68

                                                PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                            68
SIGNATURES                                                                                           77

                                     PART I

     Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.'s (the "Company") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; risks in connection with the securitization of mortgage loans; general economic conditions; risks relating to the Year 2000; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 1. Business Factors That May Affect Future Results of Operations."

Item 1.    BUSINESS

  GENERAL

     The Company was incorporated in California on April 19, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc., ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation ("RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation, a California corporation, was organized in 1997 and is a wholly-owned subsidiary of UPFC.

     The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment or sale residential mortgage loans, personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances, warehouse lines of credit, and whole loan sales or securitizations.

     The Company commenced operations in 1994, as a Hispanic-controlled financial institution, by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN Corporation ("BPN"). In 1996, the Company commenced its current mortgage and automobile finance businesses.

  RECENT EVENTS

     During November 1998, the Company and BPN, purchased from Norwest Financial Coast, Inc. ("Coast") for $3.0 million the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Coast. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The Company also acquired the "Coast" name, and certain furniture, equipment and software.

     In March 1999, United PanAm Mortgage Corporation completed its second securitization of approximately $225 million in mortgage loans.

  MORTGAGE FINANCE

     The Company originates and sells or securitizes subprime mortgage loans secured primarily by first mortgages on single family residences through United PanAm Mortgage, a division of the Bank (such business, together with the Bank's mortgage finance activities are referred to as "UPAM"). UPAM's mortgage customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. UPAM's customers use the proceeds of the mortgage loans primarily to finance home purchases and improvements, debt consolidation, education and other consumer needs, and may benefit from consolidating existing consumer debt through mortgage loans with lower monthly payments.

     UPAM's strategy utilizes a balanced retail and wholesale origination approach. The retail division originates loans through the direct solicitation of borrowers by mail and telemarketing and accounted for $382.4 million, or 32%, of UPAM's total loan production during 1998. The wholesale division originates loans through independent loan brokers and accounted for $807.4 million, or 68%, of UPAM's total loan production during the same period.

     During 1998, UPAM sold its loans with servicing released to other mortgage companies and investors through whole loan packages offered for bid several times per month. During 1998, UPAM sold $1.1 billion of loans through whole loan sales at a weighted average sales price equal to 104.9% of the original principal balance of the loans sold. UPAM completed its first securitization of $114.9 million in mortgage loans in December 1997 at a net gain on sale of 5.2% of the principal amount of loans securitized. In March 1998, the Company sold its residual interests in this securitization for cash in the amount of $8.3 million which exceeded its carrying value of approximately $8.2 million at the date of sale. UPAM completed its second securitization of $225 million in mortgage loans in March 1999.

     SUBPRIME MORTGAGE INDUSTRY

     The residential mortgage market can be separated into two major segments:
"prime" and "subprime." Prime borrowers comprise greater than 80% of the market and have credit quality and documentation that satisfy the requirements of the Government National Mortgage Association ("GNMA"), Federal National Mortgage Association ("FNMA") or Federal Home Loan Mortgage Corporation ("FHLMC").

     Historically, the subprime mortgage loan market has been a highly fragmented niche market dominated by local brokers with direct ties to investors who owned and serviced this relatively higher margin, riskier product. In recent years, subprime loan origination volume has increased significantly due to additional loan products, aggressive marketing to consumers leading to more awareness of subprime loan products, the tremendous growth in the asset-backed securities ("ABS") market and additional market capacity provided by large well-capitalized financial institutions that have entered the subprime market recently.

     As a result of disruptions in the capital markets and the international flight to quality in the ABS market during the fourth quarter of 1998, spreads on such securities widened considerably causing significant reductions in prices in the securitization and whole loan sale market. Because UPAM has historically sold substantially all of its loans in the whole loan sale market, this reduction in pricing significantly impacted the Company's reported gains on sales of loans. During the first three quarters of 1998, average sales of loans were at prices in excess of 105% of the unpaid principal balance of the loan. This compares with average prices in the fourth quarter of 1998 of 102.8% of the unpaid principal balance of the loan, a decline of over 40%. Mitigating some of the impact of this price erosion was continued strong consumer demand enabling UPAM to tighten underwriting standards, reduce loan to value ratios ("LTV"), increase note rates and fees, and increase prepayment penalties.

  BUSINESS STRATEGY

  UPAM's strategic objective is to continue to develop its national subprime residential mortgage business. In order to achieve this objective, UPAM intends to (i) continue to originate subprime mortgage loans through a balanced retail and wholesale network, (ii) originate high quality profitable loans to ensure best pricing in the secondary market, and (iii) continue to develop a lower cost operating structure. The Company believes that the subprime residential mortgage market is highly fragmented and that success in this market depends primarily on the ability to provide superior customer service, and competitive pricing in a low cost environment. UPAM seeks to (i) locate experienced loan officers in geographic proximity to large population centers, (ii) issue conditional loan approvals promptly, generally within 24 hours after receipt of an application, (iii) avoid imposing unnecessarily restrictive conditions on loan approvals, (iv) fund loans on a timely basis, generally within 15 to 20 days following conditional approval, and in accordance with approved terms, and
(v) competitively price loans according to risk and market conditions.

  OPERATING SUMMARY

  The following table presents a summary of UPAM's key operating results and statistics on a quarterly basis for 1998.

                                                                                For the Quarter Ended
                                                    --------------------------------------------------------------------------------

                                                        March 31,          June 30,           September 30,         December 31,
                                                           1998              1998                 1998                 1998
                                                    ---------------     ---------------       ---------------       --------------
                                                                                (Dollars in thousands)
LOAN ORIGINATION STATISTICS
Loans originated                                       $263,790            $335,026             $358,567              $232,358
Number of loans originated                                2,707               3,401                3,597                 2,229
Average principal balance per loan                     $     97            $     99             $    100              $    104
Weighted average interest rate
     Fixed-rate loans                                     10.33%              10.39%               10.31%                10.40%
     Adjustable-rate loans                                 9.59%               9.58%                9.63%                 9.70%
Weighted average loan-to-value ratio                         75%                 75%                  76%                   76%
First mortgage loans                                         96%                 95%                  96%                   97%
Fixed-rate loans                                             28%                 27%                  31%                   29%
Owner occupied                                               84%                 87%                  89%                   91%
Retail originations                                          34%                 34%                  33%                   25%
California                                                   40%                 44%                  44%                   42%
Loans with prepayment penalties
     Retail                                                  91%                 92%                  91%                   86%
     Wholesale                                               72%                 82%                  84%                   86%

BORROWER-QUALITY STATISTICS (1)
AA or A-                                                     68%                 66%                  64%                   59%
B or C                                                       28%                 30%                  32%                   38%
C- or D                                                       4%                  4%                   4%                    3%

LOAN SALES STATISTICS
Loans sold or securitized                              $193,844            $344,578             $347,930              $198,349
Average sales price
     (% of principal balance)                             105.5%              105.3%               105.2%                102.8%

OPERATING STATISTICS
States loans originated in                                   33                  44                   37                    40
Retail loan branches                                         23                  22                   22                    18
Wholesale loan centers                                        5                   6                    6                     4

_________
(1)  See "--Loan Production by Borrower Risk Classification."

  LOAN ORIGINATION

  Retail Division. During 1998, the retail division originated $382.4 million in loans, or 32%, of UPAM's total loan production. As of December 31, 1998, the retail division employed 69 loan officers, located in 18 retail branches. Ten of these branches are located in California, two are in Washington, and one each in Arizona, Colorado, Florida, Illinois, Nevada, and Oregon.

  The following table sets forth selected information relating to UPAM's retail loan originations during the periods shown.

                                                                               For the Quarter Ended
                                                ----------------------------------------------------------------------------------
                                                    March 31,          June 30,            September 30,           December 31,
                                                       1998              1998                 1998                     1998
                                                ---------------    ---------------     -------------------       -----------------
                                                                                (Dollars in thousands)

Loans originated                                   $90,736             $115,231             $117,454                $58,938
Number of loans originated                             847                1,076                1,108                    545
Average principal balance per loan                 $   107             $    107             $    106                $   108
Weighted average interest rate
     Fixed-rate loans                                 9.87%               10.02%                9.82%                  9.89%
     Adjustable-rate loans                            8.82%                8.90%                8.95%                  8.99%
Weighted average loan-to-value ratio                    74%                  73%                  73%                    74%
First mortgage loans                                    96%                  95%                  95%                    96%
Owner occupied properties                               76%                  79%                  82%                    88%

     Wholesale Division. The wholesale division funded $807.4 million in loans, or 68% of UPAM's total loan production, during the twelve months ended December 31, 1998. At December 31, 1998, the wholesale division had four loan centers located in Utah, California, Florida and Ohio, and employed 58 account executives. These loan centers maintain relationships with brokers that provide loans to UPAM. During the twelve months ended December 31, 1998, UPAM originated loans through approximately 1,400 independent mortgage brokers, with the top 37 brokers generating 25% of those loans and the largest broker accounting for 1.82%.

     The following table sets forth selected information relating to wholesale loan originations during the periods shown.

                                                                               For the Quarter Ended
                                               ------------------------------------------------------------------------------------

                                                   March 31,            June 30,           September 30,           December 31,
                                                     1998                 1998                 1998                    1998
                                               -----------------      -------------      -------------------     ------------------
                                                                                (Dollars in thousands)
Loans originated                                     $173,054            $219,795              $241,113               $173,420
Number of loans originated                              1,860               2,325                 2,489                  1,684
Average principal balance per loan                   $     93            $     94              $     97               $    103
Weighted average interest rate
     Fixed-rate loans                                   10.79%              10.69%                10.67%                 10.72%
     Adjustable-rate loans                               9.89%               9.84%                 9.85%                  9.87%
Weighted average loan-to-value ratio                       76%                 77%                   78%                    76%
First mortgage loans                                       96%                 96%                   97%                    97%
Owner occupied properties                                  88%                 91%                   91%                    93%


     PRODUCTS AND PRICING

     UPAM offers both fixed-rate loans and adjustable rate loans ("ARMs"), as well as loans with an interest rate that is initially fixed for a period of time and subsequently converts to an adjustable-rate. Most of the ARMs originated by UPAM are offered at a lower initial interest rate and are subject to lifetime interest rate caps. At each interest rate adjustment date, UPAM adjusts the rate, subject to certain limitations on the amount of any single adjustment, until the rate charged equals the lower of the fully indexed rate or the lifetime interest rate cap. There can be no assurance, however, that the interest rate on these loans will reach the fully indexed rate if interest rates rise rapidly to the level of the cap, the loans are pre-paid or the loans migrate to foreclosure. UPAM's borrowers are classified under one of five subprime risk classifications, and loan products are available at different interest rates and with different origination points and fees depending on the particular borrower's risk classification. UPAM's maximum loan amount is generally $350,000 with an LTV of 90%, $500,000 with an LTV of 85% and $750,000 with an LTV of 75%. Loans over $750,000 are made on a case-by-case basis. Loans originated by UPAM during the twelve months ending December 31, 1998 had an average loan amount of approximately $99,000 and an average LTV of approximately 75%. Unless prohibited by law or otherwise waived by UPAM upon the payment by the borrower of higher origination fees and a higher interest rate, UPAM generally imposes a prepayment penalty on the borrower. As of December 31, 1998, approximately 86% of UPAM's loans included a prepayment penalty.


     UNDERWRITING STANDARDS

     UPAM originates loans in accordance with underwriting criteria that generally do not satisfy traditional underwriting standards, such as those utilized by GNMA, FNMA or FHLMC, and therefore may result in rates of delinquencies and foreclosures that are higher, and may be substantially higher, than those rates experienced by loans underwritten in a more traditional manner. UPAM's underwriting guidelines are intended to evaluate the applicant's credit history and capacity to repay the loan, the value of the proposed collateral and the adequacy of such collateral for the loan. UPAM determines the loan terms, including interest rate and maximum LTV based upon the underwriting guidelines.

     Underwriters are required to have had either substantial subprime underwriting experience or substantial experience with UPAM in other aspects of the Company's subprime mortgage finance business before becoming part of UPAM's underwriting department. Underwriters are not given approval authority until their work has been reviewed by a corporate-based underwriter or a specifically identified branch underwriter. In addition, a sampling of a new underwriter's work is reviewed by a corporate level underwriter. No branch-based underwriter has an approval limit greater than $400,000. All loans over $400,000 require approval of the Chief Credit Officer or a designated corporate-based underwriter. Exceptions from these established guidelines are also subject to approvals, often at the corporate level. This approval process is reviewed periodically by the Board of Directors. The Chief Credit Officer periodically re-evaluates the authority levels of all underwriting personnel.

     UPAM's underwriting guidelines require a credit report on each applicant from a credit reporting company. UPAM's underwriters review the applicant's credit history based on the information contained in the application and reports available from credit reporting bureaus to determine if the applicant's credit history meets UPAM's underwriting guidelines. A number of factors determine a loan applicant's creditworthiness, including debt ratios, payment history and the combined LTV for all existing mortgages on a property. Based on this review, the underwriter assigns a preliminary rating to the application.

     Assessment of the applicant's ability to pay is one of the principal elements of UPAM's underwriting philosophy. UPAM's underwriters review the applicant's credit profile to evaluate whether an impaired credit history is a result of previous adverse circumstances or a continuing inability or unwillingness to meet credit obligations in a timely manner.

     All mortgaged properties are appraised by qualified independent appraisers prior to funding of the loan. All appraisals are required to conform to the Uniform Standards of Professional Appraisal Practice. Review appraisals are required on substantially all wholesale loans (consistent with industry standards since the appraiser involved on a wholesale origination would generally not be on a list of approved appraisers maintained by UPAM) and retail loans where the appraisal was prepared by an appraiser who has not been approved by UPAM.

     UPAM has a loan quality control process designed to ensure compliance with its policies and procedures. Prior to funding a loan, UPAM performs a pre-funding quality control audit which consists of verifying a loan applicant's credit and employment. UPAM also ensures that the documentation is complete once the loan is originated to facilitate its subsequent sale.

     The underwriting guidelines set forth in the following table, and the letter grades applied to each sub-prime borrower category, reflect solely the Company's internal standards, and may not be comparable to those used by other subprime mortgage lenders. UPAM continually evaluates its underwriting guidelines and periodically modifies the underwriting guidelines as required by investors.

                                                             CREDIT CRITERIA MATRIX (LTV'S UP TO 85%)
                                -------------------------------------------------------------------------------------------------
                                              AA                                A-                                B
                                -----------------------------    ------------------------------    ------------------------------
MORTGAGE RATING                     Maximum one 30-day late          Maximum two 30-day late           Maximum four 30-day late
Last 12 Months                      payment and no 60 or 90          payments and no 60 or 90          payments and one 60-day
                                   day late payments within          day late payments within        late payment within last 12
                                   last 12 months.  Not more        last 12 months.  Not more         months.  Not more than 59
                                  than 29 days delinquent at        than 29 days delinquent at       days delinquent at closing.
                                           closing.                          closing.


CONSUMER CREDIT                            Excellent                           GOOD                          SATISFACTORY
                                -----------------------------    ------------------------------       ---------------------------
                                       24-Month History                  12-MONTH HISTORY                  12-MONTH HISTORY
                                -----------------------------    ------------------------------       ---------------------------
All open and/or active             - Excellent credit prior         - Good credit prior 12            - Satisfactory credit
 accounts in the review              24 months.                       months.  Isolated                 prior 12 months.  Isolated
 period, are considered            - No accounts currently            incidences of minor 60 day        incidences of 90 day credit
 when calculating the                30 days or more delinquent.      delinquencies will be             delinquencies will be
 ratio of derogatory               - less than or equal to 25%        considered.                       considered.
 accounts to total                   of credit report items         - Sufficient number of            - Demonstrate
 accounts.                           derogatory in last 12 months.    accounts paid as agreed to        ability/willingness to pay
                                   - No 60 or 90+ day late            offset isolated incidences        majority of accounts as
                                     payments within last 12          of 60 day delinquencies.          agreed.
                                     months.                        - No accounts currently 30        - No accounts currently 60
                                                                      days or more delinquent.          days or more delinquent are
                                                                    - less than or equal to 35% of      allowed.
                                                                      credit report items derogatory
                                                                      in last 12 months.              - less than or equal to 45%
                                                                                                        of credit report items
                                                                                                        derogatory in last 12
                                                                    - No 60 or 90+ day late             months.
                                                                      payments within last 12         - No 90 day late payments
                                                                      months.                           in last 12 months.
BANKRUPTCY                         3 years since                    2 years since                     18 months since
                                   discharge/dismissal.             discharge--Chapter 7 and          discharge--Chapter 7 and
                                   Re-established excellent         Chapter 11.  Two years            Chapter 11.  One year since
                                   ("AA") credit since              since filing Chapter 13.          discharge or 18 months
                                   discharge/dismissal.             Must be discharged prior to       since filing with evidence
                                                                    loan application or paid in       plan paid as
                                                                    full through closing.             agreed--Chapter 13.  Must
                                                                    Re-established good "A-"          be discharged prior to loan
                                                                    credit since                      application or paid in full
                                                                    discharge-dismissal.              through closing.
                                                                                                      Re-established good ("B")

FORECLOSURE                       No foreclosures last 3           No foreclosures last 2             No foreclosures last 2
                                  credit since discharge/          years.                             years.
                                  dismissal. years.

COLLECTIONS                       No collections,                  No collections or                 No collections or
CHARGE-OFFS                       charge-offs allowed in           charge-offs in the last 12        charge-offs in the last 12
                                  last 24 months.                  months.                           months.

TAX LIENS                         No liens, judgments last         No liens, judgments last 12       Liens, judgments last 12
JUDGMENTS                         24 months.                       months.                           months.

                                                  CREDIT CRITERIA MATRIX (LTV'S UP TO 85%)
                                 --------------------------------------------------------------------------
                                                   C                                     C-
                                 -----------------------------------    -----------------------------------
MORTGAGE RATING                     Maximum six 30-day, one 60-day           Unlimited number of 30-day,
Last 12 Months                        and no 90-day late payments          60-day and 90-day late payments
                                   within last 12 months.  Not more          or one 120-day late payment
                                      than 89 days delinquent at           within last 12 months.  Current
                                               closing.                   NOD or cured foreclosure allowed
                                                                           if LTV is less than 70%. Not more
                                                                             than 119 days delinquent at
                                                                                       closing.

CONSUMER CREDIT                                  Fair                                   POOR
                                 -----------------------------------    -----------------------------------
                                           12-Month History                       24-MONTH HISTORY
                                 -----------------------------------    -----------------------------------
All open and/or active            -  Moderate to significant            -  Majority of credit report
 accounts in the review              credit derogatories in the past.      items derogatory in last 12
 period, are considered           -  Currently delinquent accounts         months.
 when calculating the ratio          allowed.                           -  Percentage of derogatory
 of derogatory accounts to        -  less than or equal to 55% of          credit items is not a factor.
 total accounts.                     credit report items derogatory
                                     in last 12 months.
                                  -  30, 60 and 90-day late
                                     payments allowed.

                                  This category applies to
                                  borrowers who do not have at
                                  least three accounts with
                                  payments activity in last 12
                                  months.

BANKRUPTCY                        1 year since bankruptcy filing        Bankruptcy filed within last 12
                                  date.  Must be discharged prior       months.  Must be discharged
                                  to loan application or, for           prior to loan application or,
                                  Chapter 13,  paid in full             for Chapter 13, paid in full
FORECLOSURE                       through closing.                      through closing.

                                  No foreclosures in last 12            Foreclosures cured in last 12
                                  months.                               months.

COLLECTIONS                       Collections, charge-offs last 12      Collections, charge-offs last 12
CHARGE-OFFS                       months allowed.  Pay off of           months allowed.  Pay off of
                                  unpaid accounts required at           unpaid accounts required at
                                  underwriters discretion.              underwriters discretion.


TAX LIENS                          Liens, judgments last 12 months.     Liens, judgments last 12 months.
JUDGMENTS

     LOAN PRODUCTION BY BORROWER RISK CLASSIFICATION

     The following table sets forth information concerning UPAM's loan production by subprime borrower risk classification for the periods shown. The letter grades applied to each subprime borrower category reflect solely the Company's internal standards, and may not be comparable to those used by other subprime mortgage lenders.

                                                                          FOR THE YEAR ENDED
                                                            --------------------------------------------
                                                                 DECEMBER 31,             DECEMBER 31,
                                                                     1998                     1997
                                                            -------------------      -------------------
AA Risk Grade
     Percent of total originations                                           27%                      30%
     Weighted average loan-to-value ratio                                    76%                      75%
     Weighted average interest rate                                        9.13%                    9.25%
A- Risk Grade
     Percent of total originations                                           37%                      40%
     Weighted average loan-to-value ratio                                    74%                      76%
     Weighted average interest rate                                        9.65%                    9.47%
B Risk Grade
     Percent of total originations                                           25%                      22%
     Weighted average loan-to-value ratio                                    73%                      76%
     Weighted average interest rate                                       10.24%                   10.09%
C Risk Grade
     Percent of total originations                                            7%                       4%
     Weighted average loan-to-value ratio                                    72%                      70%
     Weighted average interest rate                                       10.67%                   10.51%
C- Risk Grade
     Percent of total originations                                            2%                       2%
     Weighted average loan-to-value ratio                                    71%                      68%
     Weighted average interest rate                                       11.83%                   11.25%
D Risk Grade
     Percent of total originations                                            2%                       2%
Weighted average loan-to-value ratio                                         69%                      62%
     Weighted average interest rate                                       12.72%                   12.69%

     LOAN PRODUCTION BY GEOGRAPHIC DISTRIBUTION

     The following table sets forth the percentage of UPAM's loans (based upon dollar amounts) originated by state for the period shown.

                                              FOR THE YEAR ENDED
                                --------------------------------------------
                                     DECEMBER 31,             DECEMBER 31,
                                         1998                     1997
                                -------------------      -------------------
California                                    43%                      47%
Florida                                       10%                       5%
Washington                                     9%                      14%
Ohio                                           7%                       3%
Colorado                                       6%                       7%
Utah                                           4%                       7%
New Jersey                                     3%                       2%
Arizona                                        2%                       5%
Georgia                                        2%                      --
Nevada                                         2%                       2%
New Mexico                                     2%                       1%
Oregon                                         2%                       3%
All other combined                             8%                       4%
                                        -----------              -----------
          Total                              100%                     100%
                                        ===========              ===========

     LOAN SALES AND SECURITIZATIONS

     Whole Loan Sales. During the twelve months ended December 31, 1998, UPAM sold, for cash paid in full at closing, $1.1 billion of mortgage loans through whole loan sales at a weighted average sales price equal to 104.9% of the original principal balance of the loans sold.

     Whole loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by UPAM regarding the underwriting criteria applied by UPAM in the origination process. In the event of a breach of such representations and warranties, UPAM may be required to repurchase or substitute loans. In addition, UPAM sometimes commits to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between UPAM and the purchaser. UPAM also is required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower. During 1998, UPAM repurchased from investors $21.2 million of loans primarily as a result of early payment defaults. Such loans have been reported, generally, as non-performing loans and are included in the Company's held for investment portfolio. On a case by case basis UPAM has sold some of the non-performing loans and may do so in the future. Specific loss reserves have been recorded on these loans if the outstanding principal balance is in excess of its estimated fair value.

     UPAM seeks to maximize its premium on whole loan sales revenue by closely monitoring institutional purchasers' requirements and focusing on originating the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums. During the twelve months ended December 31, 1998, UPAM sold loans to 20 institutional purchasers, four of which purchased approximately 84% of the loans sold by UPAM in this period.

     Securitizations. UPAM completed its first securitization of mortgage loans in December 1997, in the principal amount of $114.9 million. No loan securitizations were completed during 1998. UPAM completed its second securitization of mortgage loans in March 1999 in the principal amount of approximately $225 million. Whether, when and how significantly UPAM decides to enter the securitization market in the future will depend upon economic and secondary market conditions and available financial resources.

     LOAN SERVICING AND DELINQUENCIES

     UPAM currently sells most of its loans on a servicing released basis. All loans are serviced and held by the Bank until sold. The Bank subcontracts with a third-party sub-servicer to conduct its servicing operations, and monitors the sub-servicer's activities to ensure that they comply with its guidelines. If UPAM securitizes additional mortgage loans, it may develop expanded in-house capabilities for delinquency, foreclosure and REO activities management, while continuing to use a third-party servicer to perform payment processing, account maintenance, tax and insurance escrow accounting and other primary servicing activities.

     UPAM began receiving applications for mortgage loans under its regular lending programs in January 1996 and to date has sold substantially all of its loans on a whole loan, servicing released basis. Accordingly, UPAM does not have representative historical delinquency, bankruptcy, foreclosure or default experience that may be referred to for purposes of estimating future delinquency, loss and prepayment data with respect to its loans.

  INSURANCE PREMIUM FINANCE

     BUSINESS OVERVIEW

     In May 1995, the Company entered into a joint venture with BPN under the name "ClassicPlan" (such business "IPF"). Under this joint venture, which commenced operations in September 1995, (i) the Bank underwrites and finances automobile insurance premiums in California and (ii) BPN markets this financing primarily to independent insurance agents that sell automobile insurance in California and, thereafter, services such loans for the Bank. IPF markets to drivers who are classified by insurance companies as non-standard or high risk for a variety of reasons, including age, driving record, a lapse in insurance coverage or ownership of high value or high performance automobiles. Insurance companies that underwrite insurance for such drivers, including those participating in the assigned risk programs established by California law, generally either do not offer financing of insurance premiums or do not offer terms as flexible as those offered by IPF.

     Customers are directed to BPN through a non-exclusive network of insurance brokers and agents who sell automobile insurance and offer financing through programs like those offered by IPF. On a typical twelve-month insurance policy, the borrower makes a cash down payment of 15% or 20% of the premium (plus certain fees) and the balance is financed under a contract that contains a payment period of shorter duration than the policy term. In the event that the insured defaults on the loan, the Bank has the right to obtain directly from the insurance company the unearned insurance premium held by the insurance company, which can then be applied to the outstanding loan balance (premiums are earned by the insurance company over the life of the insurance policy). Each contract is designed to ensure that, at any point during the term of the underlying policy, the unearned premium under the insurance policy exceeds the unpaid principal amount due under the contract. Under the terms of the contract, the insured grants IPF a power of attorney to cancel the policy in the event the insured defaults under the contract. Upon cancellation, the insurance company is required by California law to remit the unearned premium to IPF which, in turn, offsets this amount against any amounts due from the insured. IPF does not sell or have the risk of underwriting the underlying insurance policy. IPF seeks to minimize its credit risk by (i) perfecting a security interest in the unearned premium, (ii) avoiding concentrations of policies with insurance companies that are below certain industry ratings, and (iii) doing business to date only in California which maintains an insurance guaranty fund which protects consumers and insurance premium finance companies against losses from failed insurance companies.

     In addition to insurance premiums, IPF will also finance broker fees (i.e., fees paid by the insured to the agent). If a policy cancels, the agent repays any unearned broker fee financed by IPF. Broker fee financing represents approximately 4% of total loans outstanding. At December 31, 1998, approximately 80% of all broker fee financing was to a single insurance agency. When IPF agrees to finance an agent's broker fees, a credit limit is established for the agent. Agents are required to maintain deposits with the Bank to mitigate IPF's possible losses on broker fees financed. To date, the Bank has not charged-off a broker fee balance.

     At December 31, 1998 the aggregate gross amount of insurance premium finance contracts was $44.7 million with 104,000 contracts outstanding. During the twelve months ended December 31, 1998, IPF originated 137,743 insurance premium finance contracts. During the last two years, growth in IPF primarily resulted from the adoption in California of mandatory automobile insurance on January 1, 1997 and the purchase in January 1998, with BPN, from Providian National Bank for $450,000 of the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Commonwealth Premium Finance ("CPF"). The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The relationship between the Company and BPN continues to be governed by the joint venture arrangement already in effect. See "Relationship with BPN" below. The Company also acquired the Commonwealth name and certain equipment and software. The agreement also provides that Providian National Bank and the servicers of its insurance premium finance business may not solicit or engage in the insurance premium finance business in California for a period of three years from the date of the agreement.

     During November 1998, the Company and BPN, purchased from Norwest Financial Coast, Inc. ("Coast") for $3.0 million the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Coast. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The Company also acquired the "Coast" name, and certain furniture, equipment and software. The agreement also provides that Coast may not solicit or engage in the insurance premium finance business in California and certain other states for five years from the date of the agreement. Existing Coast customer receivables were not acquired.

     RELATIONSHIP WITH BPN

     BPN is headquartered in Chino, California, and markets the Company's insurance premium finance program under the trade name "ClassicPlan." The Company believes that IPF is the largest provider of financing for consumer automobile insurance premiums in California. On a more limited basis, IPF also finances insurance premiums for businesses purchasing property, casualty and liability insurance. At December 31, 1998, BPN had 52 employees.

     BPN solicits insurance agents and brokers to submit their clients' financing requests to the Bank. BPN is responsible for monitoring the agents' performance and assisting with IPF's compliance with applicable consumer protection, disclosure and insurance laws, and providing customer service, data processing and collection services to IPF. The Bank pays fees to BPN for these services. The amount of these fees is based on fixed charges, which include a loan service fee per contract and cancellation fees charged by the Bank, and the earnings of the loan portfolio, which include (i) 50% of the interest earned on portfolio loans after the Bank subtracts a specified floating portfolio interest rate and (ii) 50% of late fees and returned check fees charged by the Bank. Additionally, BPN and the Bank share equally (i) certain collection and legal expenses which may occur from time-to-time, (ii) all net loan losses experienced on the insurance premium loan portfolio and (iii) all net losses up to $375,000 experienced on the broker fees loan portfolio. BPN bears losses over $375,000 experienced on the broker fees loan portfolio.

     The shareholders of BPN have entered into certain guaranty agreements in favor of the Bank whereby they agree to pay any sums owed to the Bank and not paid by BPN. The total potential liability of the guarantors to the Bank is limited to $2,000,000 plus any amounts by which BPN is obligated to indemnify the

Bank. Under these guaranties, all debts of BPN to the guarantors are subordinated to the full payment of all obligations of BPN to the Bank.

     The Company has entered into an option agreement with BPN and its shareholders whereby the Company may purchase all of the issued and outstanding shares of BPN (the "Shares Option") and all additional shares of any BPN affiliate which may be organized outside of California (the "Affiliate Share Option"). The option period expires March 31, 2005. The Company has agreed not to exercise the Share Option prior to April 29, 1999 unless BPN or its shareholders have breached their outstanding agreements with the Company. Until the date occurring 90 days after delivery to the Company of a notice stating that BPN has had $30,000,000 or more in loans outstanding for the six months preceding delivery of such notice, which notice cannot be delivered prior to October 29, 1999, the Company may exercise the Share Option for $3,250,000 and must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN (the "Noncompete Payment"). If the Share Option is exercised any time thereafter, the Noncompete Payment will be made and the option exercise price shall be the greater of (a) $3,250,000 or (b) four times BPN's pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the Noncompete Payment. The Affiliate Share Option may not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option will equal the sum of four times BPN Affiliate's pre-tax earnings for the twelve month period prior to exercise.

     In connection with the purchase of the rights to solicit new and renewal business from Coast, the Bank made loans to two shareholders of BPN in the aggregate amount of $1.2 million. The loans earn interest at a rate of 9.25% per annum and are secured by the common stock of BPN. The loans provide for principal and interest payments over a three-year period.

     AUTOMOBILE INSURANCE PREMIUM FINANCE INDUSTRY

     Insurance Finance. The private passenger automobile insurance industry in the United States is estimated by A.M. Best Company ("A.M. Best"), a provider of independent ratings on the financial strength and claims payment ability of insurance companies, to have been a $109 billion market in annual premium volume during 1996, with nonstandard automobile insurance comprising $23 billion of this market. Although reliable data concerning the size and composition of the personal lines premium finance market is not available, the Company believes that the industry is highly fragmented with no independent insurance premium finance company accounting for a significant share of the market. The Company believes that the insurance premium finance industry in California is somewhat more concentrated than elsewhere in the nation, with several long-established competitors.

     California Insurance Laws. Under current law, automobiles in the state of California cannot be registered without providing proof of insurance or posting required bonds with the Department of Motor Vehicles.

     In California, as in most states, insurance companies fall into two categories, admitted or non-admitted. All insurance companies licensed to do business in California are required to be members of the California Insurance Guarantee Association ("CIGA"), and are classified as "admitted" companies.
CIGA was established to protect insurance policyholders in the event the company that issued a policy fails financially, and to establish confidence in the insurance industry. Should an insurance company fail, CIGA is empowered to raise money by levying member companies. CIGA pays claims against insurance companies, which protects both the customer and the premium financiers should an admitted insurance company fail. In such event, CIGA will refund any unearned premiums. This provides protection to companies, such as IPF, that provide insurance premium financing. As a result, IPF's policy is to limit financing of insurance policies issued by non-admitted carriers to less than 5% of its total portfolio. At December 31, 1998, policies issued by non-admitted carriers comprised 4.6% of IPF's total portfolio.

     Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program ("CAARP"), to which all admitted companies writing private passenger automobile insurance policies must belong. This 43-year-old program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers. CAARP policies are distributed to the admitted companies in proportion to their share of California's private passenger automobile insurance market. The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program. The customers are arbitrarily assigned to them by CAARP. Although CAARP offers financing of its policy premiums, its terms are not as competitive as the insurance premium finance companies and, therefore, many CAARP policies are financed by others.
At December 31, 1998, approximately 13% of the insurance policies financed by IPF were issued under CAARP.

     BUSINESS STRATEGY

     IPF's business strategy is to increase profitably the volume of contracts originated and maintained in its portfolio by expanding its relationship with insurance brokers and agents and insurance companies in California and, potentially, in other states. IPF intends to implement this strategy by:

     . Strengthening its relationships with insurance brokers and agents by offering a variety of high-quality support services (e.g., computer hardware and software and customer reports) and finance programs designed to enable them to better serve their customers;

     . Investing additional resources to ensure IPF's ability to continue to provide technologically advanced and efficient contract origination and servicing systems and support services;

     . Expanding its premium financing to other insurance lines of business (e.g., commercial, property, casualty and liability insurance); and

     . Expanding the Company's operations into new states either through joint ventures or the acquisition of existing insurance premium finance businesses in those states.

     OPERATING SUMMARY

     The following table presents a summary of IPF's key operating and statistical results for the years ended December 31, 1998 and 1997.

                                                                                     AT OR FOR THE
                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                              -------------------------------------------------------
                                                                        1998                           1997
                                                              ------------------------      -------------------------
                                                                  (Dollars in thousands, except portfolio averages)
OPERATING DATA
Loan originations                                                             $152,998                      $145,167
Loans outstanding at period end                                                 44,709                        39,990
Average gross yield (1)                                                          19.51%                        19.79%
Average net yield (2)                                                            13.90%                        14.01%
Allowance for loan losses                                                     $    349                      $    450

LOAN QUALITY DATA
Allowance for loan losses (% of loans outstanding)                                0.78%                         1.13%
Net charge-offs (% of average loans outstanding) (3)                              0.78%                         0.35%
Delinquencies (% of loans outstanding) (4)                                        1.79%                         1.64%

PORTFOLIO DATA
Average monthly loan originations (number of loans)                             11,501                        10,443
Average loan size at origination                                              $  1,109                      $  1,158
Commercial insurance policies (% of loans outstanding)                           13.14%                          2.1%
CAARP policies (% of loans outstanding)                                          13.05%                         24.8%
Cancellation rate (% of premiums financed)                                        42.1%                         49.0%

_____________
(1) Gross yield represents total rates and fees paid by the borrower.
(2) Net yield represents the yield to the Bank after interest and fee sharing with BPN.
(3) Includes only the Bank's 50% share of charge-offs.
(4) This statistic measures delinquencies on canceled policy balances. Since IPF seeks recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

     PRODUCTS AND PRICING

     IPF generally charges from 16% to 23% annualized interest (depending on the amount financed) and a $40 processing fee for each consumer contract, which the Company believes is competitive in IPF's industry. In addition, contracts provide for the payment by the insured of a delinquency charge and, if the default results in cancellation of any insurance policy listed in the contract, for the payment of a cancellation charge. Certain of these finance charges and fees are shared with BPN. See "Relationship with BPN." The insured makes a minimum 15% down payment on an annual policy and pays the remainder in a maximum of ten monthly payments.

     IPF designs its programs so that the unearned premium is equal to or greater than the remaining principal amount due on the contract by requiring a down payment and having a contract term shorter than the underlying policy term.

     SALES AND MARKETING

     IPF currently markets its insurance premium finance program through a network of over 700 agents, primarily located in Los Angeles, Orange and San Bernardino counties. Relationships with agents are established by BPN's marketing representatives. The Company believes that IPF has been able to attract and maintain its relationship with agents by offering a higher level of service than its competitors. IPF focuses on providing each agent with up-to-date information on its customers' accounts, which allows the agent to service customers' needs and minimize the number of policies that are canceled. Many of IPF's largest agents have computer terminals provided by BPN in their offices which allow on-line access to customer information. Agents for IPF receive their producer fees ($20, equal to 50% of the aforementioned $40 processing fee per contract), as collateral against early cancellations. IPF does not require return of this $20 producer fee for early policy cancellation unless the policy pays off in the first 30 days.

     To minimize its exposure to reliance on a limited number of agents, the Company has instituted portfolio guidelines generally limiting the dollar amount of contracts originated by any agent to 15% of IPF's total portfolio. The Company performs a quarterly analysis of all agents based on information provided by BPN. At December 31, 1998, IPF had one agent that exceeded the 15% portfolio parameter, accounting for 32.7% of IPF's total portfolio.

     UNDERWRITING STANDARDS

     IPF is a secured lender, and upon default, relies on its security interest in the unearned premium held by the insurance company. IPF can, however, suffer a loss on an insurance premium finance contract for four reasons: (i) loss of all or a portion of the unearned premium due to its failure to cancel the contract on a timely basis; (ii) an insolvency of the insurance company holding the unearned premium not otherwise covered by CIGA; (iii) inadequacy of the unearned premium to cover charges in excess of unpaid principal amount; and (iv) cost of collection and administration, including the time value of money, exceeding the unpaid principal and other charges due under the contract. For the twelve months ended December 31, 1998, IPF canceled for nonpayment contracts representing approximately 42.1% of all premiums financed. Careful administration of contracts is critical to protecting IPF against loss.

     Credit application are taken at the insurance agent's office. Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, IPF does not carry out a credit investigation of a borrower on loans under $25,000. At December 31, 1998, IPF had one insurance premium finance loan with an original principal amount over $25,000.

     SERVICING AND COLLECTION

     The Company believes that an efficient and accurate servicing and collection system is the most important management tool that an insurance premium financing company can use to protect itself from losses as a result of an insured's default on a contract. The insurance premium finance industry is acutely time sensitive because insurance premiums are earned each day that an insurance policy remains in effect, thus reducing, on a daily basis, the collateral support provided by the unearned premium.

     During July 1998, BPN purchased and installed a new computer system, a Proliant 2500, manufactured by Compaq Computer Corporation. In addition, BPN developed an Oracle-based management information system software which provides complete online, real-time information processing services. The system also provides direct electronic processing of many functions that were previously paper intensive. This system satisfies IPF's current requirements for (i) application processing, (ii) payment processing and collections, and (iii) monitoring and reporting, and has significant capacity remaining. The Bank purchased a 50% interest in the Oracle-based software developed by BPN for $175,000.

     Billing Process. A customer's monthly payments are recorded in BPN's computer system on the date of receipt. BPN's computer system is designed to provide protection against principal loss by automatically canceling a policy no later than 18 days after the customer's latest payment due date. If a payment is not received on its due date, BPN's computer system automatically prints a notice of intent to cancel and assesses a late fee which is mailed to the insured and his or her insurance agent stating that payment must be received within 18 days after the due date or IPF will cancel the insurance policy. If payment is received within the 18 day period, BPN's computer system returns the account to normal status.

     Collections Process. If IPF does not receive payment within the statutory period set forth in the notice of intent to cancel, BPN's computer system will automatically generate a cancellation notice on the next business day, instructing the insurance company to cancel the insured's insurance policy and refund any unearned premium directly to IPF for processing.

     Although California law requires the insurance company to refund unearned premiums within 30 days of the cancellation date, most insurance companies pay on more extended terms. After cancellation, IPF charges certain allowable fees and continues to earn interest. Although the gross return premium may not fully cover the fees and accrued interest owed to IPF by the insured, principal generally is fully covered. Policies which are canceled in the first two months generally have a greater risk of loss of fees.

     IPF charges against income a general provision for possible losses on finance receivables in such amounts as management deems appropriate. Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to IPF's allowance for possible losses. This allowance amount is reviewed periodically in light of economic conditions, the status of outstanding contracts and other factors.

     Insurance Company Failure. One of the principal risks involved in financing insurance premiums is the possible insolvency of an insurance company. Another risk is that an insurance company's financial circumstances cause it to delay its refunds of unearned premiums. Either event can adversely affect the yield to an insurance premium finance company on a contract. Despite the protection afforded by CIGA, IPF also reviews the ratings assigned to the insurance companies by A.M. Best or their financial statements. To minimize its exposure to risks resulting from the insolvency of an insurance company, IPF limits the number of policies financed that are issued by insurance companies rated "B" or lower by A.M. Best.

  AUTOMOBILE FINANCE

     BUSINESS OVERVIEW

     The Company entered the subprime automobile finance business in February 1996 through the establishment of United Auto Credit Corporation ("UACC") as a subsidiary of the Bank. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 79% of which have been independent dealers and 21% of which have been franchisees of automobile manufacturers. The borrowers on contracts purchased by UACC are classified as subprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC maintains nine branch offices located in California and one each in Arizona, Colorado, Florida, Oregon, Utah and Washington. At December 31, 1998, UACC's portfolio contained 10,654 auto contracts in the aggregate gross amount of $83.9 million, including unearned finance charges of $17.4 million.

     SUBPRIME AUTOMOBILE FINANCE INDUSTRY

     Automobile financing is one of the largest consumer finance markets in the United States. In general, the automobile finance industry can be divided into two principal segments: a prime credit market and a subprime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, thrift and loan companies, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The subprime automobile credit market, in which UACC operates, provides financing to borrowers who generally cannot obtain financing from traditional lenders.

     Historically, traditional lenders have not serviced the subprime market or have done so only through programs that were not consistently available. Recently, however, independent companies specializing in subprime automobile financing and subsidiaries of larger financial services companies have entered this segment of the automobile finance market, but it remains highly fragmented, with no company having a significant share of the market.

     BUSINESS STRATEGY

     UACC's business strategy includes controlled growth at the branch level, with limited volume goals and the gradual addition of new branches. Each branch is targeted to generate between $650,000 and $750,000 in gross contracts per month within five months of opening. The Company believes that UACC's strategy of (i) controlled growth, (ii) disciplined underwriting, (iii) strong internal audit procedures and (iv) focused servicing and collection efforts at the branch level, will result in sustainable profitability and lower levels of delinquency and loss than those experienced by many of its competitors, whose rapid growth has resulted in portfolio quality problems.

     The Company believes that the subprime automobile finance market is inconsistently or poorly serviced by the consumer finance industry. As a result, UACC's strategy is to differentiate itself by providing dealers with consistent, same day decisions and rapid funding of approved contracts. The Company believes that UACC is also more flexible than some of its competitors in financing older, higher mileage vehicles and maintenance warranties.

     OPERATING SUMMARY

     The following table presents a summary of UACC's key operating and statistical results for the years ended December 31, 1998 and 1997.

                                                                          AT OR FOR THE
                                                                            YEAR ENDED
                                                                           DECEMBER 31,
                                                     -----------------------------------------------------
                                                                1998                          1997
                                                     ------------------------      -----------------------
                                                        (Dollars in thousands, except portfolio and other
                                                                              data)
OPERATING DATA
Gross contracts purchased                                             $86,098                      $44,056
Gross contracts outstanding                                            83,921                       40,877
Unearned finance charges                                               17,371                       10,581
Net contracts outstanding                                              66,550                       30,296
Average purchase discount                                                9.12%                        9.79%
APR to customers                                                        21.31%                        21.0%
Allowance for loan losses                                             $ 4,138                      $ 1,791

LOAN QUALITY DATA
Allowance for loan losses (% of net contracts)                           6.22%                        5.91%
Delinquencies (% of net contracts)
     31-60 days                                                          0.44%                        0.84%
     61-90 days                                                          0.16%                        0.20%
     90+ days                                                            0.08%                        0.22%
Net charge-offs (% of average net contracts)                             4.56%                        4.94%
Repossessions (net) (% of net contracts)                                 0.72%                        0.64%

PORTFOLIO DATA
Used vehicles                                                            99.0%                        99.0%
Vehicle age at time of contract (years)                                   6.2                          6.1
Original contract term (months)                                          40.6                         38.4
Gross amount financed to WSBB (1)                                         117%                         116%
Net amount financed to WSBB (2)                                           106%                         105%
Net amount financed per contract                                      $ 7,725                      $ 7,517
Down payment                                                               20%                          20%
Monthly payment                                                       $   270                      $   270

OTHER DATA
Number of branches                                                         15                           10

___________
(1) WSBB represents Kelly Wholesale Blue Book for used vehicles.
(2) Net amount financed equals the gross amount financed less unearned finance charges or discounts.

     PRODUCTS AND PRICING

     UACC targets transactions which involve (i) a used automobile with an average age of five to eight years and (ii) an average original contract term of 38 to 42 months.

     The financial profile of the target transaction includes (i) an amount financed (before taxes, license, warranty and discount) equal to 95% to 100% of invoice for new vehicles or current WSBB for used vehicles (after tax, license, warranty and discount, the amount financed is targeted at 105% to 110%), (ii) a contract rate and discount which yields 28.5%, (iii) an amount financed of $7,000 to $10,000 with a down payment of 15% to 20%, and (iv) a monthly payment from $225 to $325.

     The target profile of a UACC borrower includes (i) time on the job of three to five years, (ii) time at current residence of three to five years, (iii) a ratio of total debt to total income of 33% to 37%, and (iv) a ratio of total monthly automobile payments to total monthly income of 12% to 15%.

     The application for an auto contract is taken by the dealer. UACC purchases the auto contract from the dealer at a discount which increases the effective yield on such contract. For the quarter ended December 31, 1998, the Company allocated 80% of the discount to the allowance for loan losses, representing 8% of the net contract amount. Management periodically reviews the portion of the discount allocated to the allowance for loan losses in light of the Company's operations and, in January 1999, increased the allocation to 9% of the net contract amount.

     SALES AND MARKETING

     UACC markets its financing program to both independent used and franchised automobile dealers. UACC's marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up. The Company uses facsimile software programs to send marketing materials to established dealers and potential dealers on a twice weekly basis in each branch market. UACC's experienced local staff seeks to establish strong relationships with dealers in their vicinity.

     UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC's programs, train dealer personnel in UACC's program requirements and assist dealers in identifying consumers who qualify for UACC's programs. In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on a salary with a bonus that requires the achievement of delinquency, charge-off, volume and return on average assets targets established for the branch, as well as satisfactory audit results.

     As of December 31, 1998, UACC directly marketed its programs to dealers through its 15 branch offices in California, Colorado, Washington, Utah, Oregon, Arizona and Florida.

                                                                              GROSS              NUMBER OF CONTRACTS
                                                                            CONTRACTS             PURCHASED OVER THE
                                                                          OUTSTANDING AT              YEAR ENDED
                                                                           DECEMBER 31,              DECEMBER 31,
BRANCH LOCATION                                DATE ESTABLISHED                1998                      1998
---------------                              -------------------        -----------------       ---------------------
                                                                         (IN THOUSANDS)
Irvine, CA                                   March 1996                           $10,149                          620
San Diego, CA                                June 1996                             11,659                          867
Riverside, CA                                September 1996                        11,940                          869
San Jose, CA                                 November 1996                          7,847                          593
Los Angeles, CA                              March 1997                             8,978                          737
San Fernando, CA                             May 1997                               8,679                          830
Upland, CA                                   July 1997                              7,312                          804
Salt Lake City, UT                           August 1997                            3,517                          438
Phoenix, AZ                                  September 1997                         4,650                          634
Portland, OR                                 December 1997                          2,921                          454
Denver, CO                                   February 1998                          2,296                          362
Sacramento, CA                               May 1998                               2,069                          200
Tacoma, WA                                   June 1998                              1,269                          217
Redlands, CA                                 September 1998                           635                           70
Orlando, FL                                  December 1998                             --                           --
                                                                             ------------                  -----------
                                                                                  $83,921                        7,695
                                                                             ============                  ===========

     When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet are completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer's representations and warranties. When UACC holds auto contracts aggregating $50,000 or more from a dealer, UACC obtains a Dun and Bradstreet Analysis Report for such dealer. Branch management periodically monitors each dealer's overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct audits of the dealer's performance.

     The following table sets forth certain data for auto contracts purchased by UACC for the periods indicated.

                                                                                   For the Quarter Ended
                                                    --------------------------------------------------------------------------------
                                                        March 31,           June 30,            September 30,          December 31,
                                                          1998                1998                  1998                   1998
                                                    ---------------     ---------------     -------------------    -----------------
                                                                                  (Dollars in thousands)
Gross amount of contracts                                $  17,774          $  19,881              $  23,044           $  25,399
Average original term of contracts (months)                   39.2               40.5                   40.8                40.8

     At December 31, 1997, 95% of UACC's auto contracts were written by its California branches. During the last half of 1997 and 1998, UACC expanded into Salt Lake City, Phoenix, Portland, Denver, Tacoma and Orlando thereby reducing the level of auto contracts written by its California branches to 73% at December 31, 1998. In addition to diversifying its geographic concentrations, UACC intends to maintain a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 1998, no dealer accounted for more than 2.1% of UACC's portfolio and the ten dealers from which UACC purchased the most contracts accounted for approximately 13.6% of its aggregate portfolio.

     UNDERWRITING STANDARDS AND PURCHASE OF CONTRACTS

     Underwriting Standards and Purchase Criteria. Dealers submit credit applications directly to UACC's branches. UACC uses credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information. Only credit bureau reports that have been obtained by UACC are acceptable.

     UACC's credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager will have credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager's approval limit must be approved by UACC's Regional Manager, Operations Manager or President.

     Verification. Upon approving or conditioning any application, all required stipulations are presented to the dealer and must be satisfied before funding.

     All dealers are required to provide UACC with written evidence of insurance in force on a vehicle being financed when submitting the contract for purchase. Prior to funding a contract, the branch must verify by telephone with the insurance agent the customer's insurance coverage with UACC as loss payee. If UACC receives notice of insurance cancellation or non-renewal, the branch will notify the customer of his or her contractual obligation to maintain insurance coverage at all times on the vehicle. However, UACC will not "force place" insurance on an account if insurance lapses and, accordingly, UACC bears the risk of an uninsured loss in these circumstances.

     Post-Funding Quality Reviews. UACC's Regional Manager and Operations Manager complete quality control reviews of the newly originated auto contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of auto contract documentation. Additionally, UACC's Regional Manager and Operations Manager complete regular branch audits that focus on compliance with UACC's policies and procedures and the overall quality of branch operations and credit decisions.

     SERVICING AND COLLECTION

     UACC services at the branch level all of the auto contracts it purchases.

     Billing Process. UACC sends each borrower a coupon book. All payments are directed to the customer's respective UACC branch. UACC also accepts payments delivered to the branch by a customer in person.

     Collection Process. UACC's collection policy calls for the following sequence of actions to be taken with regard to all problem loans: (i) call the borrower at one day past due; (ii) immediate follow-up on all broken promises to pay; (iii) branch management review of all accounts at ten days past due; and
(iv) Regional Manager or Operations Manager review of all accounts at 45 days past due.

     UACC will consider extensions or modifications in working a collection problem. All extensions and modification require the approval of the branch manager, and are monitored by the Regional Manager and Operations Manager.

     Repossessions. It is UACC's policy to repossess the financed vehicle only when (i) payments are substantially in default, (ii) the customer demonstrates an intention not to pay or (iii) the customer fails to comply with material provisions of the contract. All repossessions require the prior approval of the branch manager. In certain cases, the customer is able to pay the balance due or bring the account current, thereby redeeming the vehicle.

     When a vehicle is repossessed and sold at an automobile auction or through a private sale, the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. UACC generally pursues all customer deficiencies.

     Allowance for Loan Losses. UACC's policy is to place on nonaccrual status accounts delinquent in excess of 120 days on a contractual basis, and to reverse all previously accrued but unpaid interest on such accounts. Accounts that have had their collateral repossessed are placed on nonaccrual by the end of the month in which they are repossessed regardless of delinquency status. Accounts are not returned to accrual status until they are brought current.

     UACC's policy is to charge-off accounts delinquent in excess of 120 days. The remaining balance of accounts where the collateral has been repossessed and sold is charged-off by the end of the month in which the collateral is sold and the proceeds collected.

     Loss reserves based on expected losses over the life of the contract are established when each contract is purchased from the dealer. The reserve is provided from the dealer discount that is taken on each transaction. Loss reserve analyses are performed regularly to determine the adequacy of current reserve levels. For the quarter ended December 31, 1998, the Company allocated 8% of the net contract purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represent an estimate of expected losses for these loans. If actual experience exceeds estimates, an additional provision for losses is established as a charge against earnings. Management periodically reviews the portion of the discount allocated to the allowance for loan losses in light of the Company's operations and, in January 1999, increased the allocation to 9% of the net contract amount.

     The following table reflects UACC's cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for each contract pool (defined as the total dollar amount of net contracts purchased in a six month period) purchased since UACC's inception.

Number of                Mar. 1996     Oct. 1996     Apr. 1997      Oct. 1997     Apr. 1998      Oct. 1998
Months                       -            -              -             -              -             -
Outstanding              Sept. 1996    Mar. 1997     Sept. 1997     Mar. 1998     Sept. 1998     Dec. 1998
                         ----------    ---------     ----------     ---------     ----------     ---------
1                              0.0%         0.0%           0.0%          0.0%           0.0%          0.0%
3                              0.0%         0.0%           0.0%          0.0%           0.0%          0.0%
5                              0.0%         0.0%           0.1%          0.1%           0.1%
7                              0.3%         0.4%           0.5%          0.5%           0.5%
9                              1.0%         0.9%           1.1%          1.2%           1.1%
11                             2.8%         2.1%           2.3%          2.1%
13                             4.4%         3.1%           3.3%          2.9%
15                             5.9%         4.1%           4.2%          3.7%
17                             6.8%         4.8%           4.8%
19                             7.7%         5.4%           5.3%
21                             8.5%         5.8%           5.7%
23                             8.7%         6.3%
25                             9.1%         6.6%
27                             9.2%         7.2%
29                             9.3%
31                             9.6%
33                             9.9%
Original Pool ($000)       $ 4,885      $ 9,297       $ 15,575     $  22,488       $ 30,271      $ 17,951
                           =======      =======       ========     =========       ========      ========
Remaining Pool ($000)      $   953      $ 2,953       $  7,499     $  14,768       $ 24,783      $ 16,505
                           =======      =======       ========     =========       ========      ========
     (%)                        19%          32%            48%           66%            82%           92%
                           =======      =======       ========     =========       ========      ========


     UACC purchased its first auto contracts in March 1996 and, accordingly, a maximum of 33 months of loss history was available at December 31, 1998.

  PAN AMERICAN BANK, FSB

     BUSINESS OVERVIEW

     The Bank is a federally chartered stock savings bank formed in 1994 to purchase from the RTC certain assets and to assume certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Bank has been the principal funding source to date for the Company's residential mortgage, insurance premium and automobile finance businesses primarily through its deposits, FHLB advances, warehouse lines of credit and whole loan sales. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $32.3 million (before unearned discounts and premiums) at December 31, 1998. The Bank has focused its branch marketing efforts on building a middle income customer base, including efforts targeted at local Hispanic communities. The Bank has bilingual employees in each of its branches, and key members of the Company's and the Bank's Board of Directors and management are of Hispanic heritage and are active in communities served by the Bank. In addition to operating its retail banking business at four branches located in Northern California and one in Southern California, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of the Company. The business of the Bank is subject to substantial government supervision and regulatory requirement. See "--Supervision and Regulation - Business Savings Bank Regulation."

  INDUSTRY SEGMENTS

     Information regarding industry segments is set forth in Footnote Number 21 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

  COMPETITION

     Each of the Company's businesses is highly competitive. Competition in the Company's markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company's competitors in subprime mortgage finance include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, savings associations and insurance companies. The Company competes in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. The Company competes in the subprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in subprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by the Company. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

     The historical profitability of the subprime lending industry and the low barriers to entry has attracted competitors. Certain large, national finance companies and mortgage originators have announced their intention to adapt their mortgage loan origination programs and allocate resources to the origination of subprime loans. The Company and its competitors may also face increasing competition from governmental-sponsored entities, such as FNMA and FHLMC. FHLMC currently purchases what it terms "Alternative-A" mortgage loans and may establish a program to purchase so-called "B" and "C" mortgage loans in the future. FHLMC also has purchased securities backed by subprime mortgage loans and has re-securitized them for resale. Additional competition may lower the rates the Company can charge borrowers, reduce the volume of the Company's loan origination and increase demand for the Company's key employees with the potential that such employees will leave the Company for its competitors.

     Fluctuations in interest rates and general and localized economic conditions also may affect the competition the Company faces. Competitors with lower costs of capital have a competitive advantage over the Company. During periods of declining interest rates, competitors may solicit the Company's customers to refinance their loans. In addition, during periods of economic slowdown or recession, the Company's borrowers may face financial difficulties and be more receptive to offers of the Company's competitors to refinance their loans. As the Company seeks to expand into new geographic markets, it will face additional competition from lenders already established in these markets.

  EMPLOYEES

     At December 31, 1998, the Company had 592 full-time equivalent employees. The Company believes its relations with its employees are satisfactory.

  SUPERVISION AND REGULATION

     Set forth below is a brief description of various laws and regulations affecting the operations of the Company and its subsidiaries. The description of laws and regulations contained herein does not purport to be complete and is qualified in its entirety by reference to applicable laws and regulations. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of the Company.

     HOLDING COMPANY REGULATION

     General. The Company is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision (the "OTS"). For purposes of this discussion, the description of holding company regulation also applies to PAFI, a direct subsidiary of the Company and the parent of the Bank. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund ("SAIF") and not for the benefit of shareholders of the Company.

     Qualified Thrift Lender Test. As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to section 7701 of the Internal Revenue Code of 1986, as amended (the "Code"). If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "- Business Savings Bank Regulation - Qualified Thrift Lender Test."

     Restrictions on Acquisitions. The Company must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

     REGULATION OF MORTGAGE FINANCE OPERATION

     The consumer financing industry is a highly regulated industry. UPAM's business is subject to extensive and complex rules and regulations of, and examinations by, various federal, state and local government authorities. These rules and regulations impose obligations and restrictions on UPAM's loan origination, credit activities and secured transactions. In addition, these rules limit the interest rates, finance charges and other fees UPAM may assess, mandate extensive disclosure to UPAM's customers, prohibit discrimination and impose multiple qualification and licensing obligations on UPAM. Failure to comply with these requirements may result in, among other things, demands for indemnification or mortgage loan repurchases, certain rights of rescission for mortgage loans, class action lawsuits, administrative enforcement actions and civil and criminal liability. Management of UPAM believes that UPAM is in compliance with these rules and regulations in all material respects.

     UPAM's loan origination activities are subject to the laws and regulations in each of the states in which those activities are conducted. UPAM's lending activities are also subject to various federal laws, including those described below.

     UPAM is subject to certain disclosure requirements under the Truth in Lending Act ("TILA") and the Federal Reserve Board's Regulation Z promulgated thereunder. TILA is designed to provide consumers with uniform, understandable information with respect to the terms and conditions of loan and credit transactions. TILA also guarantees consumers a three-day right to cancel certain credit transactions, including loans of the type originated by UPAM. Such three-day right to rescind may remain unexpired for up to three years if the lender fails to provide the requisite disclosures to the consumer.

     UPAM originates loans which are subject to the Home Ownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, other than residential mortgage transactions, reverse mortgage transactions or transactions under an open-end credit plan, in which the loan has either (i) total points and fees upon origination in excess of the greater of eight percent of the loan amount or $435 or (ii) an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. UPAM commenced originating Covered Loans during 1996.

     UPAM is also required to comply with the Equal Credit Opportunity Act ("ECOA") and the Federal Reserve Board's Regulation B promulgated thereunder, the Fair Credit Reporting Act ("FCRA"), the Real Estate Settlement Procedures Act of 1974 ("RESPA") and the Home Mortgage Disclosure Act ("HMDA"). Regulation B restricts creditors from requesting certain types of information from loan applicants. FCRA requires lenders, among other things, to supply an applicant with certain information if the lender denies the applicant credit. RESPA requires lenders, among other things, to supply an applicant with certain disclosures concerning settlement fees and changes and mortgage servicing transfer practices. It also prohibits the payment or receipt of kickbacks or referral fees in connection with the performance of settlement services. In addition, beginning with loans originated in 1994, UPAM must file an annual report with the Department of Housing and Urban Development pursuant to HMDA, which requires the collection and reporting of statistical data concerning loan transactions.

     In the course of its business, UPAM may acquire properties securing loans that are in default. There is a risk that hazardous or toxic waste could be found on such properties. In such event, UPAM could be held responsible for the cost of cleaning up or removing such waste, and such cost could exceed the value of the underlying properties.

     Because UPAM's business is highly regulated, the laws, rules and regulations applicable to UPAM are subject to regular modification. There are currently proposed various laws, rules and regulations which, if adopted, could materially affect UPAM's business. There can be no assurance that these proposed laws, rules and regulations, or other such laws, rules or regulations, will not be adopted in the future which could make compliance much more difficult or expensive, restrict UPAM's ability to originate, broker or sell loans, further limit or restrict the amount of commissions, interest and other charges earned on loans originated, brokered or sold by UPAM, or otherwise adversely affect the business or prospects of UPAM.

     REGULATION OF INSURANCE PREMIUM FINANCE COMPANIES

     The auto insurance premium finance industry is subject to state regulations. The regulatory structure of each state places certain restrictions on the terms of loans made to finance insurance premiums. These restrictions, among other things, generally provide that the lender must provide certain cancellation notices to the insured and the insurer in order to exercise an assigned right to cancel an automobile insurance policy in the event of a default under an insurance premium finance agreement and to obtain in connection therewith a return from the insurer of any unearned premiums that have been assigned by the insured to the lender. Such state laws also require that certain disclosures be delivered by the insurance agent or broker arranging for such credit to the insured regarding the amount of compensation to be received by such agent or broker from the lender.

     REGULATION OF SUBPRIME AUTOMOBILE LENDING

     UACC's automobile lending activities are subject to various federal and state consumer protection laws, including TILA, ECOA, FCRA, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact UACC's business. These laws, among other things, (i) require UACC to obtain and maintain certain licenses and qualifications, (ii) limit the finance charges, fees and other charges on the contracts purchased, (iii) require UACC to provide specified disclosures to consumers, (iv) limit the terms of the contracts, (v) regulate the credit application and evaluation process, (vi) regulate certain servicing and collection practices, and (vii) regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor. See "--Regulation of Mortgage Finance Operation."

     Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has compiled with all applicable laws and regulations with respect to each contract. The dealer is obligated to indemnify UACC for any breach of any of the representations and warranties and to repurchase any non-conforming contracts. UACC generally verifies dealer compliance with usury laws, but does not audit a dealer's full compliance with applicable laws. There can be no assurance that UACC will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase contracts or indemnify UACC against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement, could have a material adverse affect on UACC.

     UACC believes it is currently in compliance in all material respects with applicable laws, but there can be no assurance that UACC will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that UACC's interpretation of any such law was erroneous, could have a material adverse effect upon UACC. Furthermore, the adoption of additional laws, changes in the interpretation and enforcement of current laws or the expansion of UACC's business into jurisdictions that have adopted more stringent regulatory requirements than those in which UACC currently conducts business, could have a material adverse affect upon UACC.

     If a borrower defaults on a contract, UACC, as the servicer of the contract, is entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state (the "UCC"), which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower's right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner.

Financed vehicles repossessed generally are resold by UACC through unaffiliated wholesale automobile networks or auctions which are attended principally by used automobile dealers.

     BUSINESS SAVINGS BANK REGULATION

     As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation ("FDIC"). Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Board of Governors of the Federal Reserve System ("Federal Reserve Board").

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of mortgage documents utilized by the Bank.

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on the Company, the Bank, and their operations.

     Insurance of Deposit Accounts. The Bank's deposit accounts are insured by the SAIF, as administered by the FDIC, up to the maximum amount permitted by law. Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1995, SAIF members paid within a range of 23 cents to 31 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. Pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the FDIC imposed a special assessment on SAIF members to capitalize the SAIF at the designated reserve level of 1.25% as of October 1, 1996. Based on the Bank's deposits as of March 31, 1995, the date for measuring the amount of the special assessment pursuant to the Paperwork Reduction Act, the Bank paid a special assessment of $820,000 (pre-tax) to recapitalize the SAIF. This expense was accrued in December 1996 and paid in June 1997.

     Pursuant to the Paperwork Reduction Act, the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF ranging from 0 to 27 basis points as of October 1, 1996, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Beginning no later than January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed, at January 1, 1999, financial institutions such as the Bank were still chartered as savings associations. Should the insurance funds be merged before January 1, 2000, the rate paid by all members of this new fund to retire the Fico Bonds would be equal.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: (1) tangible capital equal to 1.5% of total adjusted assets, (2) leverage capital (core capital) equal to 3% of total adjusted assets, and (3) risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31, 1998, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (1) a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; (2) a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and (3) a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1998.


                                                                                              Percent of
                                                                         Amount             Adjusted Assets
                                                                 ----------------------   ---------------------
                                                                                (Dollars in Thousands)
GAAP Capital.............................................          $    31,654                      7.47%

TANGIBLE CAPITAL: (1)
Regulatory requirement...................................          $     6,321                      1.50%
Actual capital...........................................               29,251                      6.94%
                                                                   -----------                -----------
   Excess................................................          $    22,930                      5.44%
                                                                   ===========                ===========
LEVERAGE (CORE) CAPITAL: (1)

Regulatory requirement...................................          $    12,642                      3.00%
Actual capital...........................................               29,251                      6.94%
                                                                   -----------                -----------
   Excess................................................          $    16,609                      3.94%
                                                                   ===========                ===========
RISK-BASED CAPITAL: (2)
Regulatory requirement...................................          $    24,625                      8.00%
Actual capital...........................................               33,154                     10.77%
                                                                   -----------                -----------
   Excess................................................          $     8,529                      2.77%
                                                                   ===========                ===========

____________
(1) Regulatory capital reflects modifications from GAAP capital due to goodwill and other intangible assets and a portion of deferred tax assets not permitted to be included in regulatory capital.

(2)  Based on risk-weighted assets of $307.8 million.

     The Home Owners' Loan Act ("HOLA") permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 1998, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

     In general, the prompt corrective action regulation prohibits an insured depository institution from declaring any dividends, making any other capital distribution, or paying a management fee to a controlling person if, following the distribution or payment, the institution would be within any of the three undercapitalized categories. In addition, adequately capitalized institutions may accept Brokered Deposits only with a waiver from the FDIC and are subject to restrictions on the interest rates that can be paid on such deposits. Undercapitalized institutions may not accept, renew, or roll-over Brokered Deposits.

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.

     Loans-to-One Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: (i) the purchase price of each single-family dwelling in the development does not exceed $500,000; (ii) the savings association is in compliance with its fully phased-in capital requirements;
(iii) the loans comply with applicable loan-to-value requirements, and (iv) the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1998, the Bank's loans-to-one-borrower limit was $4.4 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank ("FHLB"). The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1998, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations, a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies; a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary; a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate; and covered transactions and certain other transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices. With certain exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130% (depending on the type of collateral) of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve Board decides to treat such subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail, and provides that certain classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in certain circumstances may be required to file an application and await approval from the OTS prior to making a capital distribution, may be required to file a notice 30 days prior to the capital distribution, or may be permitted to make the capital distribution without notice or application to the OTS.

     An application is required (1) if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; (2) the total amount of all of capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years; (3) the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or (4) the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

     A notice of a capital distribution is required if a savings association is not required to file an application, but: (1) would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution; (2) the proposed capital distribution would reduce the amount of or retire any part of your common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital (other than regular payments required under a debt instrument approved by the OTS); or (3) the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make a capital distribution. The OTS may prohibit the proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Activities of Subsidiaries. Federally chartered savings associations, such as the Bank, are permitted to invest up to 2% of their assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, the Bank was permitted to invest up to approximately $8.5 million at December 31, 1998. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Recent Legislation. Congress has been considering legislation in various forms that would require federal thrifts, such as the Bank, to convert their charters to national or state bank charters. The Treasury Department has been studying the development of a common charter for federal savings associations and commercial banks. Pursuant to the Paperwork Reduction Act, if the thrift charter is eliminated after January 1, 1999, the Paperwork Reduction Act would require the merger of the BIF and the SAIF into a single Deposit Insurance Fund on that date. In the absence of appropriate "grandfather" provisions, legislation eliminating the thrift charter could have a material adverse effect on the Bank and the Company because, among other things, the regulatory, capital, and accounting treatment for national and state banks and savings associations differs in certain significant respects. The Bank cannot determine whether, or in what form, such legislation may eventually be enacted and there can be no assurance that any legislation that is enacted would contain adequate grandfather rights for the Bank and the Company.

     Year 2000 Compliance. The Federal Financial Institutions Examination Council issued an interagency statement to the chief executive officers of all federally supervised financial institutions regarding year 2000 project management awareness. It is expected that unless financial institutions address the technology issues relating to the coming of the year 2000, there will be major disruptions in the operations of financial institutions. The statement provides guidance to financial institutions, providers of data services, and all examining personnel of the federal banking agencies regarding the year 2000 problem. The federal banking agencies intend to conduct year 2000 compliance examinations, and the failure to implement a year 2000 program may be seen by the federal banking agencies as an unsafe and unsound banking practice. If a federal banking agency determines that the Bank is operating in an unsafe and unsound manner, the Bank may be required to submit a compliance plan. Failure to submit a compliance plan or to implement an accepted plan may result in enforcement action being taken, which may include a cease and desist order and fines. To date, the OTS has completed three regular examinations of the Bank's Year 2000 compliance programs, and it is expected that they will complete two additional examinations by the end of 1999.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act ("CRA") and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the ECOA and the Fair Housing Act (together, the "Fair Lending Laws") prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of CRA could, at a minimum, result in regulatory restrictions on its activities and the denial of certain applications, and failure to comply with the Fair Lending Laws could result in enforcement actions by the OTS, as well as other federal regulatory agencies and the Department of Justice.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available to members loans (i.e., advances) in accordance with the policies and procedures established by the Board of Directors of the individual FHLB.

     As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: (i) 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, (ii) 0.3% of total assets, or (iii) 5% of its FHLB advances (borrowings). At December 31, 1998, the Bank had $2.1 million in FHLB stock, which was in compliance with this requirement.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either (1) its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or (2) the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations. The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1998, the Bank was in compliance with these requirements.

  TAXATION

     FEDERAL

     General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company has not been audited by the Internal Revenue Service. For its 1998 taxable year, the Company is subject to a maximum federal income tax rate of 34.0%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method or (ii) the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method.

     To the extent the allowable bad debt reserve balance using the thrift's historical computation method exceeds the allowable bad debt reserve method under the newly enacted provisions, such excess is required to be recaptured into income under the provisions of Code Section 481(a). Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period. Under the 1996 Act, the Bank is permitted to use the Experience Method to compute its allowable addition to its reserve for bad debts for the current year. The Bank's bad debt reserve as of December 31, 1995 was computed using the permitted Experience Method computation and was therefore not subject to the recapture of any portion of its bad debt reserve as discussed above.

     STATE

     The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporation (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 10.84% in 1998 and 1997. The Company and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. The Company has not been audited by the Franchise Tax Board.

  SUBSIDIARIES

     Pan American Financial, Inc., a wholly-owned subsidiary of the Company, acts as the parent company of Pan American Bank, FSB and is the obligor on loans obtained from the RTC in connection with the Minority Interim Capital Assistance Program provided under the Federal Home Loan Bank Act.

     United PanAm Mortgage Corporation, a wholly-owned subsidiary of the Company, acts as agent for the Bank in secondary marketing activities.

     United Auto Credit Corporation, a wholly-owned subsidiary of the Bank, holds for investment and services subprime retail automobile installment sales contracts.

     Pan American Service Corporation, a wholly-owned subsidiary of the Bank, acts as trustee under certain deeds of trust originated through the Bank's mortgage lending activities.

  FACTORS THAT MAY AFFECT FUTURE RESULTS OF OPERATIONS

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set from in the "Factors That May Affect Results of Operations" and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report .

     The following discusses certain factors which may affect the Company's financial results and operations and should be considered in evaluating the Company.

     LIMITED OPERATING HISTORY

     The Company purchased certain assets and assumed certain liabilities of Pan American Federal Savings Bank from the RTC in 1994. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN, and in 1996 the Company commenced its subprime mortgage and automobile finance businesses. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

     NEED FOR ADDITIONAL FINANCING

     The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales at the Bank. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's mortgage, insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources."

     CONCENTRATION OF BUSINESS IN CALIFORNIA

     The Company's lending activities are concentrated primarily in California and are likely to remain so for the foreseeable future. The performance of the Company's loans may be affected by changes in California's economic and business conditions, including its residential real estate market. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     RELIANCE ON SYSTEMS AND CONTROLS

     The Company depends heavily upon its systems and controls, some of which have been designed specifically for a particular business, to support the evaluation, acquisition, monitoring, collection and administration of that business. There can be no assurance that these systems and controls, including those specially designed and built for the Company, are adequate or will continue to be adequate to support the Company's growth. A failure of the Company's automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon the Company's financial condition, results of operations and business prospects.

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

     COMPETITION

     Each of the Company's businesses is highly competitive. Competition in the Company's markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company's competitors in subprime mortgage finance include other consumer finance companies, mortgage banking companies, commercial banks, credit unions, savings associations and insurance companies. The Company competes in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. The Company competes in the subprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in subprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by the Company. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

     Fluctuations in interest rates and general and localized economic conditions also may affect the competition the Company faces. Competitors with lower costs of capital have a competitive advantage over the Company. During periods of declining interest rates, competitors may solicit the Company's customers to refinance their loans. In addition, during periods of economic slowdown or recession, the Company's borrowers may face financial difficulties and be more receptive to offers of the Company's competitors to refinance their loans.

     As the Company expands into new geographic markets, it will face additional competition from lenders already established in these markets. There can be no assurance that the Company will be able to compete successfully with these lenders.

     CHANGES IN INTEREST RATES

     The Company's results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on the Company's net interest income. Further, a significant increase in market rates of interest could adversely affect demand for the Company's financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond the Company's control. The Company's liabilities generally have shorter terms and are more interest rate sensitive than its assets. Accordingly, changes in interest rates could have a material adverse effect on the profitability of the Company's lending activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations "Management of Internal Rate Risk."

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

     DEPENDENCE ON LOAN SALE AND SECURITIZATION MARKETS

     The Company generates substantial revenues from whole loan sales or securitizations. There can be no assurance that whole loan purchasers will continue to purchase the Company's loans, or that they will continue to purchase loans at present prices, and failure to do so could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Further, adverse conditions in the asset-backed securitization market could adversely affect the Company's ability to sell or securitize loans at present prices.

     SECURITIZATIONS

     The Company completed its first securitization of mortgage loans in December 1997 and expects to sell or securitize mortgage loans on a periodic basis in the future. The Company will, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests in this securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale. The Company completed its second securitization of mortgage loans in March 1999. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If securitizations represented a significant portion of the Company's revenues and net income and the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

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

     YEAR 2000 COMPLIANCE

     Most of the Company's operations are dependent on the efficient functioning of the Company's computer systems and software. Computer system failures or disruption could have a material adverse effect on the Company's business, financial condition and results of operations.

     Many computer programs were designed and developed utilizing only two digits in date fields, thereby creating the inability to recognize the year 2000 or years thereafter. Beginning in the year 2000, these date codes will need to accept four digit entries to distinguish 21st century dates from 20th century dates. This year 2000 issue creates risks for the Company from unforeseen or unanticipated problems in its internal computer systems as well as from computer systems of the Federal Reserve Bank, correspondent banks, customers and suppliers. Failures of these systems or untimely corrections could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company's year 2000 plan includes evaluating existing hardware, software, vaults, alarm systems, communication systems and other electrical devices, testing critical application programs and systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in 1998. The second phase was to execute those renovation plans and begin testing systems by simulating year 2000 data conditions. This phase was also largely completed in 1998. Testing and implementation is planned to be completed during the first half of 1999. Failure to be year 2000 compliant or incurrence of significant costs to render the Company year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is evaluating its major customers and suppliers to determine if they are year 2000 compliant. Failure of any material customer or supplier to be year 2000 compliant could have a material adverse effect on the Company.

     OTHER RISKS

     From time to time, the Company details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.


ITEM 2.   PROPERTIES

     The Company's principal executive offices occupy approximately 9,000 square feet of office space located at 1300 South El Camino Real, San Mateo, California 94402. As of December 31, 1998, the Company maintained five branches for its banking business, 22 branches for its mortgage finance business, 15 branches for its automobile finance business and one branch for its insurance premium finance business. The size of the branches typically range from 250 square feet to 19,081 square feet. All of the Company's leased properties are leased for terms expiring on dates ranging from the date hereof to March 2006, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $4.8 million at December 31, 1998 compared to $3.1 million at December 31, 1997.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation incidental to the conduct of its businesses. The Company currently is not a party to any material pending litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock has been traded on the Nasdaq National Market under the symbol "UPFC" since the Company completed its initial public offering on April 23, 1998. As of March 17, 1999, the Company had approximately 320 shareholders of record and 16,843,750 outstanding shares of common stock. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

QUARTER ENDED                           High                Low
-------------                           ----                ---
June 30, 1998                           $ 13.94             $ 9.75
September 30, 1998                      $ 11.69             $ 5.50
December 31, 1998                       $  5.63             $ 3.38

     The Company has never paid a cash dividend on the Common Stock. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions on the payment of dividends and general business conditions. Federal regulations restrict the Bank's ability to declare or pay any dividends to the Company. See "Item 1. Business Supervision and Regulation Business Savings Bank Regulation Capital Distribution Limitations." In addition, certain interim capital assistance loan agreements among the Bank, PAFI and the RTC prohibit the Bank from declaring or paying any dividends, except under limited circumstances, until all of the obligations of the Bank and PAFI to the RTC have been discharged. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations RTC Notes Payable."

     On April 23, 1998, the Company's Registration Statement on Form S-1 (File No. 333-39941) for the initial public offering of 5,500,000 shares of its Common Stock was declared effective by the SEC.

ITEM 6.    SELECTED FINANCIAL DATA

     The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1998 and 1997 and its results of operations for the years ended December 31, 1998, 1997 and 1996 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and notes thereto. The selected financial data with respect to the Company's consolidated financial position as of December 31, 1996, 1995 and 1994 and its results of operations for the year ended December 31, 1995 and for the annualized period from April 29, 1994 (inception) to December 31, 1994 has been derived from the Company's audited financial statements, which are not presented in this Annual Report.

(Dollars in thousands, except per share amounts)

                                                                                   At or For the
                                                                              Year Ended December 31,
                                                       ------------------------------------------------------------------
                                                              1998              1997             1996             1995
                                                       ---------------    -------------    -------------    -------------
STATEMENT OF OPERATIONS DATA
Interest income                                               $ 45,345         $ 26,511         $ 16,561         $ 13,533
Interest expense                                                19,246           12,411            7,853            7,727
                                                       ---------------    -------------    -------------    -------------
     Net interest income                                        26,099           14,100            8,708            5,806
Provision for loan losses                                        5,853              507              194              120

                                                       ---------------    -------------    -------------    -------------
     Net interest income after provision for loan
      losses                                                    20,246           13,593            8,514            5,686
                                                       ---------------    -------------    -------------    -------------

Non-interest income
     Gain on sale of loans                                      50,130           26,526            2,333               90
     Other non-interest income                                     936              702              443              228
                                                       ---------------    -------------    -------------    -------------
          Total non-interest income                             51,066           27,228            2,776              318
                                                       ---------------    -------------    -------------    -------------

Non-interest expense
     Compensation and benefits                                  36,833           19,043            5,248            2,750
     SAIF special assessment                                        --               --              820               --
     Other expense                                              22,725           11,039            3,581            2,412
                                                       ---------------    -------------    -------------    -------------
          Total non-interest expense                            59,558           30,082            9,649            5,162
                                                       ---------------    -------------    -------------    -------------

Income before income taxes                                      11,754           10,739            1,641              842
Income taxes                                                     4,991            4,491              691              384
                                                       ---------------    -------------    -------------    -------------
Net income                                                    $  6,763         $  6,248         $    950         $    458
                                                       ===============    =============    =============    =============
Net income per share  basic (1)                                  $0.44            $0.58            $0.09            $0.04
                                                       ===============    =============    =============    =============
Net income per share  diluted (1)                                $0.42            $0.53            $0.09            $0.04
                                                       ===============    =============    =============    =============
Weighted average shares outstanding  basic (1)                  15,263           10,739           10,669           10,669
                                                       ===============    =============    =============    =============
Weighted average shares outstanding  diluted (1)                16,143           11,875           10,669           10,669
                                                       ===============    =============    =============    =============

BALANCE SHEET DATA
Total assets                                                  $425,559         $310,754         $188,743         $159,581
Loans                                                          133,718          148,535          134,821          131,794
Loans held for sale                                            214,406          120,002           20,766               --
Allowance for loan losses                                      (10,183)          (6,487)          (5,356)          (5,250)
Deposits                                                       321,668          233,194          159,061          141,924
Notes payable                                                   10,930           12,930           10,930           10,930
FHLB advances                                                       --           28,000            4,000               --
Warehouse lines of credit                                           --            6,237               --               --
Shareholders' equity                                            82,913           13,009            6,761            5,811

                                                            April 29, 1994
                                                             (Inception)
                                                               Through
                                                             December 31,
                                                                 1994
                                                          ---------------
STATEMENT OF OPERATIONS DATA
Interest income                                                  $  6,882
Interest expense                                                    3,573
                                                          ---------------
     Net interest income                                            3,309
Provision for loan losses                                              50
                                                          ---------------
     Net interest income after provision for loan
      losses                                                        3,259
                                                          ---------------

Non-interest income
     Gain on sale of loans                                              3
     Other non-interest income                                         95
                                                          ---------------
          Total non-interest income                                    98
                                                          ---------------

Non-interest expense
     Compensation and benefits                                      1,564
     SAIF special assessment                                           --
     Other expense                                                  1,579
                                                          ---------------
          Total non-interest expense                                3,143
                                                          ---------------

Income before income taxes                                            214
Income taxes                                                           98
                                                          ---------------
Net income                                                       $    116
                                                          ===============
Net income per share  basic (1)                                  $   0.01
                                                          ===============
Net income per share  diluted (1)                                $   0.01
                                                          ===============
Weighted average shares outstanding  basic (1)                     10,669
                                                          ===============
Weighted average shares outstanding  diluted (1)                   10,669
                                                          ===============
BALANCE SHEET DATA
Total assets                                                    $ 180,024
Loans                                                              53,176
Loans held for sale                                                    --
Allowance for loan losses                                            (378)
Deposits                                                          163,114
Notes payable                                                      10,930
FHLB advances                                                          --
Warehouse lines of credit                                              --
Shareholders' equity                                                5,270

(Dollars in thousands, except per share amounts)                                                                      April 29, 1994

                                                                                                                        (Inception)
                                                                                    At or For the                         Through
                                                                               Year Ended December 31,                 December 31,
                                                              -----------------------------------------------------
                                                                     1998          1997         1996         1995          1994
                                                              -----------------------------------------------------   --------------

OPERATING DATA
Return on average assets(2)                                             1.56%        2.48%        0.56%        0.27%         0.11%
Return on average shareholders' equity(2)                              12.00%       71.84%       16.10%        8.51%         3.44%
Net interest margin                                                     6.57%        6.07%        5.44%        3.61%         3.24%
Shareholders' equity to assets                                         19.48%        4.19%        3.58%        3.64%         2.93%
Tangible capital ratio of Bank                                          6.94%        7.27%        8.85%        9.89%         8.50%
Core capital ratio of Bank                                              6.94%        7.27%        8.85%        9.89%         8.50%
Risk-based capital ratio of Bank                                       10.77%       12.34%       16.36%       17.19%        27.53%

ASSET QUALITY DATA
Nonaccrual loans, net(3)                                          $   18,632     $  6,633      $ 5,835      $ 5,240        $1,439
Real estate owned                                                      1,877          562          988          298            --
Total non-performing assets                                           20,509        7,195        6,823        5,538         1,439
Non-performing assets to total assets                                   4.82%        2.31%        3.61%        3.47%         0.80%
Allowance for credit losses to loans held for investment                7.62%        4.37%        3.97%        3.98%         0.71%

SUBPRIME MORTGAGE FINANCE DATA
Loan origination activities(4)
     Wholesale originations                                       $  807,382     $359,236      $58,456           --            --
     Retail originations                                             382,359      219,386       13,055           --            --
                                                              -------------------------------------------------------------------
          Total loan originations                                  1,189,741     $578,622      $71,511           --            --
     Percent of loans secured by first mortgages                          96%          96%          95%          --            --
     Weighted average initial loan-to-value ratio                         75%          75%          72%          --            --
     Originations by product type
          Adjustable-rate mortgages                                       71%          82%          85%          --            --
          Fixed-rate mortgages                                            29%          18%          15%          --            --
     Weighted average interest rate
          Adjustable-rate mortgages                                     9.62%        9.48%        9.55%          --            --
          Fixed-rate mortgages                                         10.35%       10.67%       10.76%          --            --
     Average balance per loan                                     $       99     $    104      $   100           --            --
Loans sold through whole loan transactions(5)                      1,084,701     $360,210      $50,142           --            --
Loan securitizations                                                      --     $114,904           --           --            --
Number of retail branches and wholesale loan centers                      22           22            5           --            --

INSURANCE PREMIUM FINANCE DATA
Loans originated                                                  $  152,998     $145,167      $99,012      $21,676            --
Loans outstanding at period end                                   $   44,709     $ 39,990      $32,058      $16,975            --
Number of loans originated                                           137,743      125,315       83,839       21,137            --
Average net yield on loans originated                                  13.90%       14.01%       13.62%       15.77%           --
Average loan size at origination                                  $     1.11     $   1.16      $  1.18      $  1.03            --
Net charge-offs to average loans                                        0.78%        0.35%        0.39%          --            --

AUTOMOBILE FINANCE DATA
Gross contracts purchased                                         $   86,098     $ 44,056      $12,216           --            --
Number of contracts purchased                                          7,695        4,187        1,177           --            --
Average discount on contracts purchased                                 9.12%        9.79%       10.00%          --            --
Net charge-offs to average contracts                                    4.56%        4.94%        1.50%          --            --
Number of branches                                                        15           10            4           --            --

______________
(1) Net income per share - basic is based on the weighted average shares of Common Stock outstanding during the period adjusted for the 1,875-for-1 stock split effective in November 1997. Net income per share - diluted is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding during the period adjusted for a 1,875-for-1 stock split effective in November 1997.
(2) Information for the period from April 29, 1994 (inception) to December 31, 1994 is annualized for comparability with full year information.

(3) Nonaccrual loans are net of specific loss allowances.
(4) Does not include conforming loans purchased from the RTC in the aggregate principal amount of $75.9 million and $57.2 million in the year ended December 31, 1995 and from April 29, 1994 (Inception) through December 31, 1994, respectively, and conforming loan originations of $4.5 million in the year ended December 31, 1995.
(5) Does not include $3.5 million in conforming loan sales in the year ended December 31, 1995.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Certain statements in this Annual Report on Form 10-K including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results of Operations" and other risks identified from time to time in the Company's filings with the SEC.

GENERAL

    THE COMPANY

     The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment or sale residential mortgage loans, personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company believes that management's experience in originating, assessing, pricing and managing credit risk enables the Company to earn attractive risk-adjusted returns. The Company has funded its operations to date principally through retail deposits, FHLB advances, a mortgage warehouse line of credit, loan securitizations, and whole loan sales at the Bank.

     The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN. In 1996, the Company commenced its current mortgage and automobile finance businesses.

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

    MORTGAGE FINANCE

     The Company originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value. In March 1999, the Company completed its second securitization of mortgage loans.

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

     As a result of the Commonwealth acquisition, IPF increased its commercial insurance premium financing to approximately 13% of loans outstanding at December 31, 1998, and it is expected that this business may increase to approximately 15% of loans outstanding.

     During November 1998, the Company and BPN, purchased from Norwest Financial Coast, Inc. ("Coast") for $3.0 million the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Coast. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The Company also acquired the "Coast" name, and certain furniture, equipment and software.

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

  THE BANK

     The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, a mortgage warehouse line of credit and loan sales and securitizations. As of December 31, 1998, the Bank was a five-branch federal savings bank with $321.7 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $32.3 million in principal amount (before unearned discounts and premiums) at December 31, 1998.

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

  AVERAGE BALANCE SHEETS

     The following tables set forth information relating to the Company for the years ended December 31, 1998, 1997 and 1996. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                           Year Ended December 31,
                                             -----------------------------------------------------------------------------
                                                               1998                                   1997
                                             -----------------------------------------------------------------------------
                                                                           Average                               Average
                                                 Average                   Yield/       Average                  Yield/
                                               Balance (1)    Interest      Cost      Balance (1)    Interest     Cost
                                              ------------  -----------  ----------  ------------    --------   ---------
                                                                                       (Dollars in thousands)
ASSETS
Interest earnings assets
   Investment securities                          $ 25,672      $ 1,346       5.24%      $  9,763     $   639       6.55%
   Mortgage loans, net(2)                          277,453       26,255       9.46%       161,667      15,240       9.43%
   IPF loans, net(3)                                49,138        6,579      13.39%        43,923       6,179      14.07%
   Automobile installment contracts, net(4)         44,809       11,165      24.92%        16,980       4,453      26.22%
                                              ------------  -----------              ------------    --------
         Total interest earning assets             397,072       45,345      11.42%       232,333      26,511      11.41%
                                                            -----------  ----------                  --------   ---------
Non-interest earnings assets(4)                     35,969                                 19,778
                                              ============                           ============
         Total assets                             $433,041                               $252,111
                                              ============                           ============

LIABILITIES AND EQUITY
Interest bearing liabilities
     Customer deposits                             297,628       15,329       5.15%       198,405      10,095       5.09%
     Notes payable                                  11,545          623       5.40%        11,541         669       5.80%
     FHLB advances                                  13,057          666       5.10%        18,526       1,103       5.95%
     Warehouse lines of credit                      43,759        2,628       6.01%         8,914         544       6.10%
                                              ------------  -----------              ------------    --------
          Total interest bearing
           liabilities                             365,989       19,246       5.26%       237,386      12,411       5.23%
                                                            -----------  ----------                  --------   ---------
Non-interest bearing liabilities                    10,711                                  6,028
                                              ------------                           ------------
          Total liabilities                        376,700                                243,414
Equity                                              56,341                                  8,697
                                              ------------                           ------------
          Total liabilities and equity            $433,041                               $252,111
                                              ============                           =============
Net interest income before provision
     for loan losses                                            $26,099                               $14,100
                                                            ===========                              ========
Net interest rate spread(5)                                                   6.16%                                 6.18%
Net interest margin(6)                                                        6.57%                                 6.07%
Ratio of interest earning assets to
     interest bearing liabilities                                            108.5%                                 97.9%

                                                     Year Ended December 31,
                                            -------------------------------------
                                                            1996
                                            -------------------------------------
                                                                          Average
                                               Average                    Yield/
                                             Balance (1)     Interest      Cost
                                            ------------    ---------    ---------
ASSETS
Interest earnings assets
   Investment securities                        $ 11,050      $   706       6.39%
   Mortgage loans, net(2)                        117,877       11,150       9.46%
   IPF loans, net(3)                              28,795        4,026      13.98%
   Automobile installment contracts,
    net(4)                                         2,488          679      27.29%
                                            ------------   ----------
         Total interest earning assets           160,210       16,561      10.34%
                                                           ----------
Non-interest earnings assets(4)                    8,124
                                            ------------
         Total assets                           $168,334
                                            ============

LIABILITIES AND EQUITY
Interest bearing liabilities
     Customer deposits                           146,160        7,225       4.94%
     Notes payable                                10,930          556       5.09%
     FHLB advances                                 1,170           72       6.15%
     Warehouse lines of credit                        --           --         --
                                            ------------   ----------
          Total interest bearing
           liabilities                           158,260        7,853       4.96%
                                                            ---------    ---------
Non-interest bearing liabilities                   4,173
                                            ------------
          Total liabilities                      162,433
Equity                                             5,901
                                            ------------
          Total liabilities and equity          $168,334
                                            ============
Net interest income before provision
     for loan losses                                          $ 8,708
                                                           ==========
Net interest rate spread(5)                                                 5.38%
Net interest margin(6)                                                      5.44%
Ratio of interest earning assets to
     interest bearing liabilities                                           101.2%

_______________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges, allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

  RATE AND VOLUME ANALYSIS

     The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                   YEAR ENDED                         YEAR ENDED
                                                                DECEMBER 31, 1997                  DECEMBER 31, 1996
                                                                   COMPARED TO                        COMPARED TO
                                                                   YEAR ENDED                         YEAR ENDED
                                                                DECEMBER 31, 1998                  DECEMBER 31, 1997
                                                      -----------------------------------  --------------------------------
                                                               INCREASE (DECREASE)                INCREASE (DECREASE)
                                                                     DUE TO                             DUE TO
                                                      -----------------------------------  --------------------------------
                                                          VOLUME      RATE        NET        VOLUME      RATE        NET
                                                      -----------  ----------  ----------  ----------  ---------  ---------
Interest earning assets
     Investment securities                               $   806      $ (99)    $   707      $4,128      $ (38)     $4,090
     Mortgage loans, net (1)                              10,956         59      11,015       2,128         25       2,153
     IPF loans, net                                          674       (274)        400       3,799        (26)      3,773
     Automobile installment contracts, net                 6,923       (211)      6,712         (85)        19         (66)
                                                      -----------  ----------  ----------  ----------  ---------  ---------
          Total interest earning assets                   19,359       (525)     18,834       9,970        (20)      9,950
                                                      -----------  ----------  ----------  ----------  ---------  ---------
Interest bearing liabilities
     Customer deposits                                     5,109        125       5,234       2,653        217       2,870
     Notes payable                                            --        (46)        (46)         32         81         113
     FHLB advances                                          (294)      (143)       (437)      1,033         (2)      1,031
     Warehouse line of credit                              2,092         (8)      2,084         272        272         544
                                                      -----------  ----------  ----------  ----------  ---------  ---------
         Total interest bearing liabilities                6,907        (72)      6,835       3,990        568       4,558
                                                      -----------  ----------  ----------  ----------  ---------  ---------
Change in net interest income                            $12,452      $(453)    $11,999      $5,980      $(588)     $5,392
                                                      ===========  ==========  ==========  ==========  =========  =========

__________
(1)  Includes interest on loans held for sale.


COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

  GENERAL

     Net income increased from $6.2 million for the twelve months ended December
31, 1997 to $6.8 million for the twelve months ended December 31, 1998.   The
increase was due primarily to the growth in the Company's mortgage, insurance premium and auto finance businesses during 1998. Contributing to the increase in net income were increases in the Company's net interest income and non-interest income offset by increases in provision for loan losses and non-interest expense. Net interest income was favorably impacted during 1998 by using the net proceeds from the Company's initial public offering of common stock to finance a portion of its mortgage operations.

     Growth in the Company's finance businesses resulted in an increase in mortgage loan originations from $578.6 million for the twelve months ended December 31, 1997 to $1.2 billion for the twelve months ended December 31, 1998, while insurance premium finance originations increased from $145.2 million to $153.0 million, respectively, and auto contracts purchased increased from $44.1 million to $86.1 million, respectively. Sales of mortgage loans were $1.1 billion for the twelve months ended December 31, 1998 and $475.1 million for the comparable period in 1997.

  INTEREST INCOME

     Interest income increased from $26.5 million for the twelve months ended December 31, 1997 to $45.3 million for the twelve months ended December 31, 1998 due primarily to a $164.7 million increase in average earning assets and a 0.01% increase in the average yield on earning assets. The largest components of growth in average earning assets were mortgage loans, auto contracts and investment securities, which increased $115.8 million, $27.8 million and $15.9 million, respectively. The increase in mortgage loans receivable was a result of an increase in loans held for sale, which increased from $120.0 million at December 31, 1997 to $214.4 million at December 31, 1998. This increase is a direct result of the increase in UPAM's mortgage loan originations during the year. The increase in auto contracts principally resulted from the opening of new branch offices and the purchasing of additional dealer contracts in these new market areas. The growth in investment securities resulted from an increase in the Company's liquidity and short-term investment portfolio reflecting the overall growth in total assets.

  INTEREST EXPENSE

     Interest expense increased from $12.4 million for the twelve months ended December 31, 1997 to $19.2 million for the twelve months ended December 31, 1998, due to a $128.6 million increase in average interest bearing liabilities and a 0.03% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in interest bearing liabilities was deposits with the Bank, which increased from an average balance of $198.4 million for the twelve months ended December 31, 1997 to $297.6 million for the twelve months ended December 31, 1998. The average cost of deposits increased from 5.09% for the twelve months ended December 31, 1997 to 5.15% for the twelve months ended December 31, 1998.

     The increase in deposits resulted from the use of retail and wholesale CDs to finance the Company's lending growth and the increase in the average yield on the Bank's deposits reflects the repricing of accounts to higher rates.

     The second largest component of growth in interest bearing liabilities was the increase in the Company's warehouse lines of credit from an average balance of $8.9 million during the year ended December 31, 1997 to $43.8 million for the year ended December 31, 1998. This increase reflects the use of short-term third party warehouse lines of credit to provide interim financing for the Company's mortgage loans between the date of origination and date of sale into the secondary mortgage market.

  PROVISION FOR LOAN LOSSES

     Provision for loans losses increased from $507,000 for the twelve months ended December 31, 1997 to $5.9 million for the twelve months ended December 31, 1998. The increase in the provision reflects management's decision to increase general valuation allowances as a result of the increase in loans made by the Company as well as an increase in non-performing loans during 1998. The total allowance for loan losses was $10.2 million at December 31, 1998 or 7.62% of loans compared to $6.50 million at December 31, 1997 or 4.37% of loans. The increase is attributable to the additional provision for losses recorded during the twelve months ended December 31, 1998 and $4.6 million in acquisition discounts related to the Company's purchase of auto contracts. The Company allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses. Net loan charge-offs were $6.7 million or 1.73% of total average loans during the twelve months ended December 31, 1998 compared to $1.3 million, or 0.60% of total average loans during the comparable period in 1997.

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

  NON-INTEREST INCOME

     Non-interest income increased $23.9 million, from $27.2 million for the twelve months ended December 31, 1997 to $51.1 million for the twelve months ended December 31, 1998. This increase resulted from gains on sales of mortgage loans and is due primarily to a substantial increase in the volume of loans sold by UPAM, offset by a decline in the gross sales premium received on such loans. During the twelve months ended December 31, 1997, the Company sold or securitized $475.1 million in mortgage loans compared to $1.1 billion in mortgage loans sold during the comparable period in 1998. The gross sales premium received on loans sold was 104.9% of the outstanding loan balance in 1998 compared to 105.7% in 1997 and, as a result of the decline in gross sales premiums, gains on sales of loans, as a percentage of loans sold, were 4.48% for the twelve months ended December 31, 1998 compared to 5.58% for the twelve months ended December 31, 1997. The decline in the gross sales premium during 1998 resulted primarily from price erosion occurring in the third and fourth quarters of 1998 caused by disruptions in the capital and ABS markets. In March 1998, the Company sold its residual interests from its first securitization for cash in the amount of $8.3 million, which exceeded the carrying value of approximately $8.2 million as of the date of sale. While the Company did not securitize any loans during 1998, it may securitize mortgage loans on a periodic basis in the future.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $234,000 from $702,000 for the twelve months ended December 31, 1997 to $936,000 for the twelve months ended December 31, 1998.

  NON-INTEREST EXPENSE

     Non-interest expense increased $29.5 million, from $30.1 million for the twelve months ended December 31, 1997 to $59.6 million for the twelve months ended December 31, 1998. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $17.8 million associated with the expansion of the Company's mortgage and automobile finance operations. In addition, occupancy expense increased $2.6 million, reflecting the costs associated with maintaining and expanding the branch offices in both the mortgage and auto finance lending areas. Marketing expense was $3.6 million for the twelve months ended December 31, 1998 compared to $1.7 million for the twelve months ended December 31, 1997, an increase of 108%.
This increase is attributable to the Company's retail mortgage lending operations, which use extensive direct mail and telemarketing campaigns to
target prospective borrowers.   Retail loan originations were $382.4 million in
1998 compared to $219.4 million in 1997, an increase of 74%. Also, as a result of growth in the Company's mortgage finance and automobile lending operations, other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $6.4 million during the twelve months ended December 31, 1998 compared to the same period in 1997.

     Included in non-interest expense for 1998 is a charge of $800,000 related to the closure of certain lending offices. As a result of a reduction in loan production experienced during the fourth quarter of 1998, the Company closed five underperforming retail loan offices and consolidated two wholesale loan processing centers into its remaining four centers. Accordingly, the Company accrued as additional expense in 1998, the estimated costs associated with the remaining lease obligations for these offices.

  INCOME TAXES

     Income taxes increased $500,000 from $4.5 million for the twelve months ended December 31, 1997 to $5.0 million for the twelve months ended December 31, 1998. This increase occurred as a result of a $1.0 million increase in income before income taxes between the two periods and an increase in the effective tax rate from 41.8% for 1997 to 42.5% for 1998.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997

     Total assets increased $114.8 million, from $310.8 million at December 31, 1997 to $425.6 million at December 31, 1998. This increase occurred primarily as a result of a $79.6 million increase in loans receivable, from $268.5 million at December 31, 1997 to $348.1 million at December 31, 1998. The increase in loans was comprised of a $94.4 million increase in mortgage loans held for sale, a $36.3 million increase (net of unearned finance charges) in auto contracts and a $4.7 million increase in insurance premium finance loans offset by a $49.7 million decrease in loans purchased from the RTC.

     Cash and cash equivalents increased $33.2 million, from $19.0 million at December 31, 1997 to $52.2 million at December 31, 1998, primarily as a result of an increase in the Company's short-term investments.

     Residual interests in securitizations were $8.2 million at December 31, 1997 and were sold during March 1998 for cash in an amount exceeding carrying value. The Company did not complete any loan securitizations during 1998, accordingly, there were no residual interests in securitizations at December 31, 1998.

     Premises and equipment increased from $3.1 million at December 31, 1997 to $4.8 million at December 31, 1998 as a result of purchases of furniture and equipment for the Company's lending branch offices and the overall growth in lending operations.

     Deposit accounts at the Bank increased $88.5 million, from $233.2 million at December 31, 1997 to $321.7 million at December 31, 1998, due primarily to an increase in CDs of $75.0 million, from $197.1 million at December 31, 1997 to $272.1 million at December 31, 1998. Included in deposits at December 31, 1998 are brokered deposits of $10.3 million compared to $17.5 million at December 31, 1997. The growth in deposits reflects the continued financing of the Company's mortgage, insurance premium and auto finance activities with retail and wholesale deposits through the Bank's five-branch network.

     Other interest bearing liabilities include the RTC notes payable, which remained unchanged at $10.9 million between period ends. At December 31, 1998 there were no FHLB advances or warehouse lines of credit outstanding. At December 31, 1997 there were $28.0 million in FHLB advances and $6.2 million in warehouse lines of credits.

     Net deferred tax assets were $3.0 million at December 31, 1998 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to financial statement reporting where loans are recorded at the lower of cost or market.

     Shareholders' equity increased form $13.0 million at December 31, 1997 to $82.9 million at December 31, 1998, as a result of the Company's net income of $6.8 million for the year ended December 31,1998, the net proceeds received of $63.0 million from the Company's initial public offering completed in the second quarter of 1998 and $140,000 related to the exercise of stock options and the issuance of restricted stock.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31, 1996

  GENERAL

     Net income increased from $950,000 for the twelve months ended December 31, 1996 to $6.2 million for the twelve months ended December 31, 1997. This increase was due primarily to the expansion of the

Company's mortgage, insurance premium and auto finance businesses, all of which showed improved operating results in 1997. Also contributing to the favorable operating results was in increase of $24.2 million in gain on sales of loans from the Company's mortgage finance operations offset by an increase in non-interest expense of $20.4 million which also resulted primarily from the expansion of mortgage finance and other lending operations.

  As a result of the expansion of the Company's lending operations, mortgage loan originations increased from $71.5 million for the twelve months ended December 31, 1996 to $578.6 million for the twelve months ended December 31, 1997, while insurance premium financing originations increased from $99.0 million to $145.2 million, respectively, and auto contracts purchased increased from $12.2 million to $44.1 million, respectively. Sales of mortgage loans were $50.1 million for the twelve months ended December 31, 1996 and $475.1 million for the comparable period in 1997.

  INTEREST INCOME

  Interest income increased from $16.6 million for the twelve months ended December 31, 1996 to $26.5 million for the twelve months ended December 31, 1997 due primarily to a $72.1 million increase in average earning assets and a 1.07% increase in the average yield on earning assets. The largest components of growth in average earning assets were mortgage loans, insurance premium finance loans and auto contracts, which increased $43.8 million, $15.1 million and $14.5 million, respectively. The increase in the average yield on earning assets was attributable to an increase in the origination or purchase of higher yielding loans during 1997 principally related to the expansion and growth of the mortgage, insurance premium and automobile finance businesses. The increase in mortgage loan receivables was a result of an increase in loans held for sale, which increased from $20.8 million at December 31, 1996 to $120.0 million at December 31, 1997. Generally, these loans are originated for sale in the secondary mortgage market. The growth of IPF loans was primarily a result of new loan originations associated with changes the California's automobile insurance laws effective January 1, 1997, while the increase in auto contracts principally resulted from the opening of new branch offices and the purchasing of additional dealer contracts in these new markets.

  INTEREST EXPENSE

  Interest expense increased from $7.9 million for the twelve months ended December 31, 1996 to $12.4 million for the twelve months ended December 31, 1997, due to a $79.1 million increase in average interest bearing liabilities and a 0.27% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in interest bearing liabilities was deposits with the Bank, which increased from an average balance of $146.2 million for the twelve months ended December 31, 1996 to $198.4 million for the twelve months ended December 31, 1997. The average cost of deposits increased from 4.94% for the twelve months ended December 31, 1996 to 5.09% for the twelve months ended December 31, 1997.

  The increase in deposits resulted from the use of retail and wholesale CDs to finance the Company's lending operation, and the increase in the average yield on the Bank's deposits reflects the repricing of accounts to higher rates.

  The second largest component of growth in interest bearing liabilities was FHLB advances to the Bank, which increased from an average balance of $1.2 million for the twelve months ended December 31, 1996 to $18.5 million for the comparable period in 1997. This increase reflects the use of short-term borrowings to support the growth of the Company's lending businesses.

  PROVISION FOR LOAN LOSSES

  Provision for loan losses increased from $194,000 for the twelve months ended December 31, 1996 to $507,000 for the twelve months ended December 31, 1997. The increase in the provision reflects management's decision to increase general valuation allowances as a result of the increase in loans made by the Company. The total allowance for loan losses was $5.4 million at December 31, 1996 compared to $6.5 million at December 31, 1997. The increase is attributable to the additional provision for losses recorded during the twelve months ended December 31, 1997 and $2.0 million in acquisition discounts related to the Company's purchase of auto contracts. The Company allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses. Net loan charge-offs were $444,000 in the twelve months ended December 31, 1996 compared to $1.3 million in the twelve months ended December 31, 1997.

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

  NON-INTEREST INCOME

  Non-interest income increased $24.4 million, from $2.8 million for the twelve months ended December 31, 1996 to $27.2 million for the twelve months ended December 31, 1997. This increase resulted from gain on sale of mortgage loans and is due primarily to a substantial increase in the volume of loans sold by UPAM. During the twelve months ended December 31, 1996, the Company sold $50.1 million in mortgage loans compared to $475.1 million in mortgage loans sold or securitized during the comparable period in 1997. Net gains on sales of loans, as a percentage of loans sold, were 4.65% for the twelve months ended December 31, 1996, compared to 5.58% for the twelve months ended December 31, 1997. During the twelve months ended December 31, 1997, the Company sold $360.2 million as whole loan sales and completed its first securitization of $114.9 million in mortgage loans in December 1997. The Company may sell or securitize mortgage loans on a periodic basis in the future.

  As part of its securitization, the Company recorded a net gain on sale of $5.9 million and recorded residual interests in securitizations of $8.2 million consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

  The Company classifies its residual interests in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations.

  Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. The assumptions used by the Company for valuing the residual interests in securitizations arising from its December securitization included a prepayment assumption of 5% for the first year increasing to 25% thereafter, an annual credit loss assumption of 0.75% and a discount rate of 15%. In March 1998, the Company sold its residual interest in this securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale.

  In connection with its securitization transaction, an overcollateralization amount is required to be maintained which serves as credit enhancement to the senior certificate holders. The overcollateralization amount initially consists of the excess of the principal balance of the mortgage loans sold, less the principal balance of the certificates sold to investors. The overcollateralization is required to be maintained at a specific target level of the principal balance of the certificates and can be increased as specified in the related securitization documents. Cash flows received in excess of the obligations to the senior certificate holders and certain costs of the securitization are deposited into a trust account until the overcollateralization target is reached. Once this target is reached, distributions of excess cash from the trust account are remitted to the Company.

  Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $259,000 from $443,000 for the twelve months ended December 31, 1996 to $702,000 for the twelve months ended December 31, 1997.

  NON-INTEREST EXPENSE

  Non-interest expense increased $20.5 million, from $9.6 million for the twelve months ended December 31, 1996 to $30.1 million for the twelve months ended December 31, 1997. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $13.8 million associated with the expansion of the Company's mortgage and automobile finance operations. In addition, occupancy expense increased $2.1 million, reflecting an increase in the number of mortgage and automobile lending offices. Marketing expense was $1.7 million for the twelve months ended December 31, 1997, compared to $171,000 for the twelve months ended December 31, 1996. This increase is attributable to the Company's retail mortgage lending operations which use extensive direct mail and telemarketing campaigns to target prospective borrowers. Also, as a result of growth in the Company's mortgage finance and automobile lending operations, other operating expense, including stationery and supplies, data processing, insurance, telephone and postage, increased $3.8 million during the twelve months ended December 31, 1997 compared to the same period in 1996.

  The Company significantly expanded its mortgage and automobile finance operations, resulting in an increase from 54 employees in five offices and 25 employees in four offices, respectively, as of December 31, 1996 to 359 employees in 22 offices and 60 employees in ten offices, respectively, as of December 31, 1997.

  INCOME TAXES

  Income taxes increased $3.8 million from $691,000 for the twelve months ended December 31, 1996 to $4.5 million for the twelve months ended December 31, 1997. This increase occurred as a result of a $9.1 million increase in income before income taxes between the two periods offset by a decrease in the effective tax rate from 42.1% for 1996 to 41.8% for 1997.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1997 AND DECEMBER 31, 1996

  Total assets increased $122.1 million, from $188.7 million at December 31, 1996 to $310.8 million at December 31, 1997. This increase occurred primarily as a result of a $112.9 million increase in loans receivable, from $155.6 million at December 31, 1996 to $268.5 million as of December 31, 1997. The increase in loans was comprised of a $99.2 million increase in mortgage loans held for sale, a $22.7 million increase (net of unearned finance charges) in auto contracts and a $7.9 million increase in insurance premium finance loans, offset by a $20.7 million decrease in loans purchased from the RTC as a result of scheduled principal amortizations and prepayments.

  Cash and cash equivalents decreased $7.1 million, from $26.1 million at December 31, 1996 to $19.0 million at December 31, 1997, primarily as a result of funding for the Company's origination of loans.

  Residual interests in securitizations were $8.2 million at December 31, 1997 which were entirely attributable to the Company's first securitization in December 1997. There were no residual interests in securitizations at December 31, 1996.

  Premises and equipment increased from $822,000 at December 31, 1996 to $3.1 million at December 31, 1997 as a result of purchases of furniture and equipment for the Company's new branch offices and the overall growth in lending operations.

  Deposit accounts at the Bank increased $74.1 million, from $159.1 million at December 31, 1996 to $233.2 million at December 31, 1997, due primarily to an increase in CDs of $65.7 million, from $131.4 million at December 31, 1996 to $197.1 million at December 31, 1997. Included in deposits at December 31, 1997 are $17.5 million in brokered CDs. There were no brokered CDs outstanding at December 31, 1996.

  Other interest bearing liabilities include the RTC notes payable which remained unchanged at $10.9 million between period ends, FHLB advances which increased from $4.0 million as of December 31, 1996 at a weighted average interest rate of 5.70% to $28.0 million at December 31, 1997 at a weighted average interest rate of 7.07%, notes payable from shareholders which increased $2.0 million between period ends and a warehouse line of credit of $6.2 million at December 31, 1997.

  Net deferred tax assets were $3.1 million at December 31, 1997 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market.

  Shareholders' equity increased from $6.8 million at December 31, 1996 to $13.0 million at December 31, 1997, solely as a result of the Company's net income.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND DECEMBER 31, 1995

  GENERAL

  Net income increased from $458,000 for the year ended December 31, 1995 to $950,000 for the year ended December 31, 1996. This increase was due primarily to the expansion of the Company's insurance premium and mortgage finance businesses which commenced in the later part of 1995 and early 1996, respectively. Partially offsetting this increase in net income was an increase in operating costs incurred by UPAM as well as those incurred as a result of the commencement in early 1996 of UACC's operations.

  INTEREST INCOME

  Interest income increased from $13.5 million for the year ended December 31, 1995 to $16.6 million for the year ended December 31, 1996 due primarily to a 1.9% increase in the average yield on earning assets. While average earning assets decreased $577,000, the components of this balance changed significantly with the average balance of insurance premium finance loans increasing from $2.6 million for the year ended December 31, 1995 to $28.8 million for the comparable period in 1996, and mortgage loans increasing from $105.8 million to $117.9 million, respectively. These increases in average earning assets were offset by a decline in average investments from $52.4 million for the year ended December 31, 1995 to $11.1 million for the year ended December 31, 1996. The changes in average earning assets resulted from the Company's strategy of reinvesting in higher yielding loans, such as subprime mortgage and insurance premium finance loans, rather than investment securities and traditional mortgage loans which dominated the Company's balance sheet in the early years of its operations.

  INTEREST EXPENSE

  Interest expense increased from $7.7 million for the year ended December 31, 1995 to $7.9 million for the year ended December 31, 1996 due primarily to a $1.3 million decrease in average interest bearing liabilities, offset by a 0.11% increase in the weighted average interest rate on interest bearing liabilities. The largest component of change in interest bearing liabilities was deposits, which decreased from an average balance of $148.6 million for the year ended December 31, 1995 to $146.2 million for the year ended December 31, 1996. The average cost of deposits increased from 4.87% for the year ended December 31, 1995 to 4.94% for the year ended December 31, 1996.

  Other interest bearing liabilities include the RTC Notes Payable, which remained unchanged at $10.9 million at both December 31, 1995 and 1996, and FHLB advances which increased to $4.0 million at December 31, 1996 with a weighted average interest rate of 5.70%. The Bank had no FHLB advances at December 31, 1995.

  PROVISION FOR LOAN LOSSES

  Provision for loan losses increased from $120,000 for the year ended December 31, 1995 to $194,000 for the year ended December 31, 1996. This increase was due primarily to the growth in 1996 of the Company's insurance premium finance business. The total allowance for loan losses was $5.3 million at December 31, 1995 compared to $5.4 million at December 31, 1996. The increase is attributable to the additional provision for loses recorded during the year ended December 31, 1996 and $356,000 in acquisition discounts related to the Company's purchase of automobile contracts. The Company allocated the estimated amount of discounts attributable to credit risk to the allowance for loan losses. Net loan charge-offs were $108,000 in the year ended December 31, 1995 compared to $444,000 in the year ended December 31, 1996.

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

  NON-INTEREST INCOME

  Non-interest income increased $2.5 million, from $318,000 for the year ended December 31, 1995 to $2.8 million for the year ended December 31, 1996. This increase resulted from gain on sale of loans and is due primarily to a substantial increase in the volume of mortgage loans sold by the Company. During the year ended December 31, 1995, the Company sold $3.5 million in mortgage loans compared to $50.1 million during the comparable period in 1996. Net gains on sales of loans, as a percentage of loans sold, were 2.57% for the year ended December 31, 1995 compared to 4.65% for the year ended December 31, 1996. All loans sold during the year ended December 31, 1996 and 1995 were sold as whole loans with servicing released to the investor.

  Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $215,000 from $228,000 for the year ended December 31, 1995 to $443,000 for the year ended December 31, 1996.

  NON-INTEREST EXPENSE

  Non-interest expense increased $4.4 million, from $5.2 million for the year ended December 31, 1995 to $9.6 million for the year ended December 31, 1996. This increase primarily reflects an increase in salaries, loan commissions, employee benefits and other personnel costs of $2.5 million associated with the Company's mortgage and automobile finance operations which commenced in early 1996. In addition, occupancy expense increased $402,000 also reflecting an increase in the number of mortgage and automobile finance offices. As a result of growth in mortgage and automobile finance operations, other operating expenses, including stationery and supplies, data processing, insurance, telephone and postage increased $800,000 during the year ended December 31, 1996 compared to the same period in 1995.

  As stated above, the Company commenced its subprime mortgage finance and automobile finance businesses in early 1996, and by December 31, 1996 these operations grew to 64 employees in five offices and 25 employees in four offices, respectively.

  Also included in 1996 non-interest expense is a one-time special assessment in the amount of $820,000 to recapitalize the SAIF. This assessment of 0.657% of the Bank's assessment base as of March 31, 1995 was enacted through federal legislation and paid by SAIF insured institutions. As a result of this recapitalization, the Bank's future deposit insurance assessments will decrease significantly.

  INCOME TAXES

  Income taxes increased $307,000 from $384,000 for the year ended December 31, 1995 to $691,000 for the year ended December 31, 1996. This increase occurred as a result of a $799,000 increase in income before income taxes between the two years offset by a decrease in the effective tax rate from 45.6% in 1995 to 42.1% in 1996.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1996 AND DECEMBER 31, 1995

  Total assets increased $29.1 million, from $159.6 million as of December 31, 1995 to $188.7 million as of December 31, 1996. This increase occurred primarily as a result of a $23.8 million increase in loans, from $131.8 million for the year ended December 31, 1995 to $155.6 million for the year ended December 31, 1996. The increase in loans was comprised of a $20.8 million increase in mortgage loans held for sale, a $7.6 million increase (net of unearned finance charges) in auto contracts and a $15.1 million increase in insurance premium finance loans, offset by a $21.8 million decrease in loans purchased from the RTC, resulting from scheduled principal amortization and prepayments.

  Cash and cash equivalents increased $2.5 million, from $23.6 million as of December 31, 1995 to $26.1 million as of December 31, 1996, as a result of increased liquidity from the Company's sale of mortgage loans.

  Deposit accounts increased $17.2 million, from $141.9 million as of December 31, 1995 to $159.1 million as of December 31, 1996 due primarily to an increase in CDs of $15.6 million, from $115.8 million as of December 31, 1995 to $131.4 million as of December 31, 1996. The Company uses CDs, in part, to finance the growth of its lending operations.

  Other interest-bearing liabilities include the RTC Notes Payable which remained unchanged at $10.9 million at December 31, 1995 and 1996, and FHLB advances which increased to $4.0 million at December 31, 1996 with a weighted average interest rate of 5.70%. There were no FHLB advances at December 31, 1995.

  Shareholders' equity increased $950,000 from $5.8 million as of December 31, 1995 to $6.8 million as of December 31, 1996, solely as a result of the Company's net income for the year.

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

  The Bank's interest rate sensitivity is monitored by the Board of Directors and management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and "NPV Ratio" is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The
Company reviews a market value model (the "OTS NPV model") prepared quarterly by the OTS, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 400 basis point increase to a 400 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

  At September 30, 1998, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (i) a 200 basis point decrease in interest rates was 130 basis points and would result in a $7.1 million increase in the NPV of the Bank and (ii) a 200 basis point increase in interest rates was 68 basis points and would result in a $3.7 million decrease in the NPV of the Bank. At September 30, 1998, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

  The following table shows the NPV and projected change in the NPV of the Bank at September 30, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

                INTEREST RATE SENSITIVITY OF NET PORTFOLIO VALUE

                                                                                           NPV as % of Portfolio
                                                   Net Portfolio Value                       Value of Assets
-----------------------------------    --------------------------------------------    ----------------------------
          Change in Rates                $ Amount        $ Change        % Change        NPV Ratio       % Change
-----------------------------------    ------------    ------------    ------------    ------------    ------------
                                                  (Dollars in thousands)
+400 bp                                     $42,872        $(11,393)            -21%           9.96%           -220 bp
+300 bp                                     $47,398        $ (6,867)            -13%          10.87%           -129 bp
+200 bp                                     $50,532        $ (3,733)             -7%          11.48%            -68 bp
+100 bp                                     $52,427        $ (1,838)             -3%          11.83%            -33 bp
0 bp                                        $54,265              --              --           12.16%             --
-100 bp                                     $57,404        $  3,139              +6%          12.74%             58 bp
-200 bp                                     $61,339        $  7,074             +13%          13.46%            130 bp
-300 bp                                     $66,166        $ 11,901             +22%          14.33%            217 bp
-400 bp                                     $70,800        $ 16,535             +30%          15.14%            298 bp

LIQUIDITY AND CAPITAL RESOURCES

  GENERAL

  The Company's primary sources of funds have been deposits at the Bank, FHLB advances, financing under secured warehouse lines of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and the Company has always met or exceeded this requirement. Management, through its Asset and Liability Committee, which meets monthly or more frequently if necessary, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

  On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its Common Stock at a price of $11.00 per share was declared effective by the SEC. The Company received approximately $56 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the Underwriters' over-allotment option for 825,000 shares of Common Stock was exercised resulting in $8 million of additional proceeds being received by the Company, after underwriting discount. The net proceeds from the initial public offering were used for general corporate purposes, including financing the growth of the Company's mortgage and automobile operations, and to repay $2.0 million in indebtedness to certain shareholders.

  Sales and securitizations of loans have been one of the primary sources of funds for the Company. During the twelve months ended December 31, 1998 and 1997, cash flows from sales of loans were $1.2 billion, and $493.5 million, respectively.

  Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts and fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At December 31, 1998, such retail deposits were $249.3 million or 77.5% of total deposits.

  The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at December 31, 1998, wholesale deposits were $62.1 million or 19.3% of total deposits while broker-originated deposits were $10.3 million or 3.2% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

  The following table sets forth the average balances and rates paid on each category of deposits for the dates indicated.

                                                                  Years Ended December 31,
                               --------------------------------------------------------------------------------------------------
                                            1998                               1997                               1996
                               ------------------------------    ------------------------------    ------------------------------
                                                     Weighted                          Weighted                          Weighted
                                                     Average                            Average                          Average
                                    Balance           Rate           Balance             Rate          Balance            Rate
                               ---------------   -------------   ---------------   -------------   --------------    -------------
                                                                     (Dollars in thousands)
Passbook accounts                    $  31,476           3.80%         $  21,452            3.44%        $ 14,665             2.39%
Checking accounts                        9,820           1.50%             9,910            1.32%          10,060             1.33%
Certificates of deposit
   Under $100,000                      177,491           5.51%           134,961            5.53%         117,055             5.55%
   $100,000 and over                    78,656           5.67%            31,984            5.90%           4,372             5.88%
                                     ---------                         ---------                         --------
     Total                           $ 297,443           5.24%         $ 198,307            5.15%        $146,152             4.95%
                                     =========                         =========                         ========


  The following table sets forth the time remaining until maturity for all CDs at December 31, 1998, 1997 and 1996.

                                                           December 31,    December 31,    December 31,
                                                               1998            1997            1996
                                                          --------------  --------------  -------------
                                                                      (Dollars in thousands)
Maturity within one year                                       $242,447        $181,858        $103,369
Maturity within two years                                        29,548          14,984          26,819
Maturity within three years                                         154             298           1,177
                                                          -------------      ----------      ----------
Total certificates of deposit                                  $272,149        $197,140        $131,365
                                                          =============      ==========      ==========


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

  At December 31, 1998, the Bank exceeded all of its regulatory capital requirements with (i) tangible capital of $29.3 million, or 6.94% of total adjusted assets, which is above the required level of $6.3 million, or 1.50%;
(ii) core capital of $29.3 million, or 6.94% of total adjusted assets, which is above the required level of $12.6 million, or 3.00%; and (iii) risk-based capital of $33.2 million, or 10.77% of risk-weighted assets, which is above the required level of $24.6 million, or 8.00%

  Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at December 31, 1998.

  The Company has other sources of liquidity, including FHLB advances, warehouse lines of credit and its liquidity and short-term investments portfolio. Through the Bank, the Company obtains advances from the FHLB, collateralized by its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of December 31, 1998, the Bank's available borrowing capacity under this credit facility was $4.0 million.

  The Bank has $300 million in warehouse lines of credit under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. These agreements may be terminated at any time at the option of either party. At December 31, 1998, there were no balances outstanding under these warehouse lines of credit.

  Other borrowings of the Company at December 31, 1998 consist of the RTC Notes Payable (as defined below) which mature in 1999.

  The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                               At or For Years Ended
                                                                                   December 31,
                                                                   ----------------------------------------
                                                                       1998          1997           1996
                                                                   ----------    -----------     ----------
                                                                            (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                        $34,500        $40,900         $4,000
     Balance at end of period                                              --         28,000          4,000
     Average balance for period                                        13,057         18,526          1,170
     Weighted average interest rate on balance at end of period            --%          7.07%          5.70%
     Weighted average interest rate on average balance for period        5.10%          5.95%          6.15%
Warehouse lines of credit
     Maximum month-end balance                                        $95,000        $64,359         $   --
     Balance at end of period                                              --          6,237             --
     Average balance for period                                        43,759          8,914             --
     Weighted average interest rate on balance at end of period            --%          6.70%            --%
     Weighted average interest rate on average balance for period        6.01%          6.10%            --%

  The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1998. At December 31, 1998, the Company had outstanding commitments to originate loans of $23.3 million, compared to $117.4 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

  LENDING ACTIVITIES

  To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a primarily non-recourse, servicing released basis. As a result, upon sale, risks and rewards of ownership transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual
interests in this securitization to a third-party.   All loan sales in 1998 were
whole loan sales with servicing released to the purchaser. In March 1999, the Company completed its second securitization of mortgage loans.

  Summary of Loan Portfolio. At December 31, 1998, the Company's loan portfolio constituted $348.1 million, or 81.8% of the Company's total assets, of which $133.7 million, or 38.4%, were held for investment and $214.4 million, or 61.6%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

  The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                               December 31,    December 31,    December 31,    December 31,    December 31,
                                                  1998            1997            1996            1995             1994
                                               ---------------------------------------------------------------------------
MORTGAGE LOANS
Mortgage loans (purchased primarily from RTC)
     Held for sale                               $ 18,289        $     --        $     --        $     --        $    --
     Held for investment                           14,039          81,995         102,733         124,483         57,274
                                               --------------------------------------------------------------------------
     Total mortgage loans                          32,328          81,995         102,733         124,483         57,274
                                               --------------------------------------------------------------------------
Subprime mortgage loans
     Held for sale                                196,117         120,002          20,766              --             --
     Held for investment                           17,570           5,375           1,294              --             --
                                               --------------------------------------------------------------------------
     Total subprime mortgage loans                213,687         125,377          22,060              --             --
                                               --------------------------------------------------------------------------
     Total mortgage loans                         246,015         207,372         124,793         124,483         57,274
                                               --------------------------------------------------------------------------
CONSUMER LOANS
Automobile installment contracts                   83,921          40,877          10,830              --             --
Insurance premium financing                        44,709          39,990          32,058          16,975             --
Other consumer loans                                1,245             267             230              31            235
                                               --------------------------------------------------------------------------
     Total consumer loans                         129,875          81,134          43,118          17,006            235
                                               --------------------------------------------------------------------------
     Total loans                                  375,890         288,506         167,911         141,489         57,509
Unearned discounts and premiums                      (212)         (2,901)         (3,697)         (4,445)        (4,333)
Unearned finance charges                          (17,371)        (10,581)         (3,271)             --             --
Allowance for loan losses                         (10,183)         (6,487)         (5,356)         (5,250)          (378)
                                               --------------------------------------------------------------------------
     Total loans, net                            $348,124        $268,537        $155,587        $131,794        $52,798
                                               ==========================================================================

  Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at December 31, 1998 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                                    At December 31, 1998
                       -------------------------------------------------------------------------------------------------------------
                                        More Than 1    More Than 3     More Than 5     More Than 10
                         One Year or      Year to       Years to        Years to        Years to 20     More Than 20      Total
                            Less          3 Years        5 Years        10 Years           Years            Years         Loans
                       -------------------------------------------------------------------------------------------------------------
                                                                  (Dollars in thousands)
Mortgage loans held
 for investment          $    --          $    29        $    59         $   82         $ 3,593         $ 27,846       $ 31,609
Mortgage loans held
 for sale                     19              579          1,500          4,483          24,116          183,709        214,406
Consumer loans            46,396           40,909         41,398          1,172              --               --        129,875
                       ---------------------------------------------------------------------------------------------------------
  Total                  $46,415          $41,517        $42,957         $5,737         $27,709         $211,555       $375,890
                       =========================================================================================================

  The following table sets forth, at December 31, 1998, the dollar amount of loans receivable that were contractually due after one year and indicates whether such loans have fixed or adjustable interest rates.

                                                                                   Due After December 31, 1999
                                                               ---------------------------------------------------------------
                                                                       Fixed               Adjustable                 Total
                                                               ---------------------------------------------------------------
                                                                                         (In thousands)
Mortgage loans held for investment                               $  3,495                $ 28,114                  $ 31,609
Mortgage loans held for sale                                       49,225                 165,162                   214,387
Consumer loans                                                     83,479                      --                    83,479
                                                               ---------------------------------------------------------------
Total                                                            $136,199                $193,276                  $329,475
                                                               ===============================================================


  CLASSIFIED ASSETS AND ALLOWANCE FOR LOAN LOSSES

  The Company maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets which do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

     At December 31, 1998, the Company had $1.3 million in assets classified as special mention, $22.1 million of assets classified as substandard, $47,000 in assets classified as doubtful and no assets classified as loss.

  The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at December 31, 1998, 1997 and 1996.

Loan            December 31,     % of Total           December 31,    % of Total           December 31,    % of Total
----
Delinquencies        1998          Loans                  1997          Loans                  1996           Loans
-------------  -------------------------------------------------------------------------------------------------------------
                                                             (Dollars in thousands)
30 to 59 days     $ 9,743         2.8%                 $  356          0.1%                 $1,941           1.2%
60 to 89 days       8,161         2.3%                    994          0.4%                    109           0.1%
90+ days           11,424         3.3%                  7,101          2.6%                  6,430           3.9%
               -------------------------------------------------------------------------------------------------------------
Total             $29,328         8.4%                 $8,451          3.1%                 $8,480           5.2%
               =============================================================================================================

  Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent, accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or
charged  off   for  the amount  that  exceeds the  estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at December 31, 1998 had no troubled debt restructured loans.

  The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at December 31, 1998, 1997 and 1996.

                                                                               December 31,
                                                       ---------------------------------------------------------
                                                           1998        1997        1996        1995        1994
                                                       ---------------------------------------------------------
                                                                          (Dollars in thousands)
Nonaccrual loans
     Single-family residential                           $19,242      $5,766      $5,504     $ 5,086      $1,439
     Multi-family residential and commercial                 214         605         605         154          --
     Consumer and other loans                              1,168       1,426         928          --          --
                                                       ---------------------------------------------------------
          Total                                          $20,624      $7,797      $7,037     $ 5,240      $1,439
                                                       =========================================================
 Nonaccrual loans as a percentage of
     Total loans held for investment                       15.42%       5.25%       5.22%       3.85%       2.73%
     Total assets                                           4.85%       2.51%       3.73%       3.28%       0.80%
Allowance for loan losses as a percentage of
     Total loans held for investment                        7.62%       4.37%       3.97%       3.98%       0.72%
     Nonaccrual loans                                      49.37%      83.20%      76.11%     100.19%      26.27%

  For the years ended December 31, 1998, 1997 and 1996, the amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $1.1 million, $337,000 and $370,000, respectively. The total amount of interest income recognized on nonaccrual loans was $470,000, $212,000 and $364,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Accruing loans over 90 days past due were $19,000 and $66,000 at December 31, 1998 and 1997. There were no accruing loans over 90 days past due at December 31, 1996.

  Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. At December 31, 1998, 1997 and 1996, real estate owned was $1.9 million, $562,000 and $988,000, respectively, and consisted entirely of one to four family residential properties.

  Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                       At or For the                   April 29, 1994
                                                                        Year Ended                     (Inception) to
                                                                       December 31,                      December 31,
                                                     ----------------------------------------------
                                                         1998         1997        1996        1995           1994
                                                     ----------------------------------------------     --------------
                                                                             (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                          $ 6,487     $ 5,356      $5,250      $  378      $       --
     Provision for loan losses                            5,853         507         194         120              50
     Charge-offs
          Mortgage loans held for investment             (4,536)       (373)       (285)       (108)             --
          Mortgage loans held for sale                       --          --          --          --              --
          Consumer loans                                 (3,793)     (2,101)       (433)         --              --
                                                     ---------------------------------------------------  --------------
                                                         (8,329)     (2,474)       (718)       (108)             --
     Recoveries
          Mortgage loans held for investment                452          77          --          --              --
          Mortgage loans held for sale                       --          --          --          --              --
          Consumer loans                                  1,138       1,068         274          --              --
                                                     ---------------------------------------------------  --------------
                                                          1,590       1,145         274          --              --
                                                     ---------------------------------------------------  --------------
     Net charge-offs                                     (6,739)     (1,329)       (444)       (108)             --
     Acquisition discounts allocated to loss
      allowance                                           4,582       1,953         356       4,860             328
                                                     ---------------------------------------------------  --------------
Balance at end of period                                $10,183     $ 6,487      $5,356      $5,250          $  378
                                                     ===================================================  ==============
     Annualized net charge-offs to average loans           1.73%       0.60%       0.30%       0.10%             --
     Ending allowance to period end loans, net             7.62%       4.37%       3.97%       3.98%           0.72%

                                                                                  At December 31,
                                  --------------------------------------------------------------------------------------------------
                                                  1998                              1997                                1996
                                  --------------------------------------------------------------------------------------------------
                                                Percent of Loans in               Percent of Loans in               Percent of Loans
                                                 Each Category to                  Each Category to                 in Each Category
                                      Amount        Total Loans        Amount         Total Loans         Amount     to Total Loans
                                  --------------------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)
Distribution of end of
     period allowance by
     loan type
          Mortgage loans held
              for investment          $ 5,676        21.8%               $3,653        51.9%             $4,295         70.7%
          Consumer loans                4,507        78.2%                2,246        48.1%              1,061         29.3%
          Unallocated                      --          --                   588          --                  --           --
                                      -------      ------                ------       -----              ------        -----
                                      $10,183       100.0%               $6,487       100.0%             $5,356        100.0%
                                      =======      ======                ======       =====              ======        =====


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

  The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's current year examination by its regulatory agencies was completed recently and no adjustments to the Bank's allowance for loan losses was required.

CASH EQUIVALENTS AND SECURITIES PORTFOLIO

  The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities, which generally have maturities of less than 90 days, satisfy regulatory requirements for liquidity.

  The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                          December 31,
                                                            -------------------------------------
                                                                1998          1997         1996
                                                            -------------------------------------
                                                                    (Dollars in thousands)
Balance at end of period
     Overnight deposits                                        $47,000        $4,000      $21,000
     U.S. agency securities                                         --         1,002           --
                                                               -------        ------      -------
     Total                                                     $47,000        $5,002      $21,000
                                                               =======        ======      =======

Weighted average yield at end of period
     Overnight deposits                                           3.00%         3.50%        5.02%
     U.S. agency securities                                         --          6.54%          --
Weighted average maturity at end of period
     Overnight deposits                                          1 day          1 day        1 day
     U.S. agency securities                                         --      24 months          --

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

  The Company established a Year 2000 project management team in 1997 to ensure that its operating systems will be fully capable of processing its transactions. The Company also adopted a Year 2000 operating plan in accordance with the guidelines prescribed by the OTS and the Federal Financial Institutions Examination Council. The assessment and awareness phases of the plan have been completed and the Company is now in the testing phase for its third-party service providers. Substantially all internal computer applications were tested and validated during 1998.

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

  Costs to Address the Year 2000 Issue. The Company has budgeted expenditures of approximately $600,000 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of fully dedicated Year 2000 project management team resources, some of whom are third party contractors. The Company estimates that it has incurred approximately $325,000 of its Year 2000 budget expenditures through December 31,
1998 and will incur an additional $250,000 by the end of 1999.    In addition,
the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues.

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

  Contingency Plans. The Year 2000 project management team currently is developing contingency plans in the event of an unanticipated business interruption as a result of a Year 2000 systems failure. These plans will address how the Company operates its critical activities in a business interruption resulting from any Year 2000 issues. An initial draft of the plan was completed in 1998 with final plans to be adopted by June 1999. There can be no assurance, however, that such contingency plans will be successful.

ACCOUNTING STANDARDS

  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the years ended December 31, 1998, 1997 and 1996, the Company had no items of comprehensive income to report other than net income.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations Management of Interest Rate Risk" of Item 7 to this Annual Report on Form 10-K.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Finance Statements                          F-1

Independent Auditors' Report                                      F-2

Consolidated Statements of Financial Condition
   as of December 31, 1998 and 1997                               F-3

Consolidated Statements of Operations for the
   years ended December 31, 1998, 1997 and 1996                   F-4

Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1998, 1997 and 1996                   F-5

Consolidated Statements of Cash Flows for the
   years ended December 31, 1998, 1997 and 1996                   F-6

Consolidated Statements of Cash Flows, Continued for the
   years ended December 31, 1998, 1997 and 1996                   F-7

Notes to Consolidated Financial Statements                        F-8


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       None.


                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  United PanAm Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A. Incorporated herein by this reference is the information required by this Item 10 set forth in the Sections entitled "Discussion of Proposals Recommended by the Board Proposal 1: Elect Seven Directors Nominees," "Information About Directors and Executive Officers Executive Officers and Key Employees," and "Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 1998" contained in the 1999 Proxy Statement to be filed with the SEC 120 days after December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

  Incorporated herein by this reference is the information required by this Item 11 set forth in the Sections entitled "Information About Directors and Executive Officers" contained in the 1999 Proxy Statement, to be filed with the SEC 120 days after December 31, 1998.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  Incorporated herein by this reference is the information required by this Item 12 set forth in the Section entitled "Information About UPFC Stock Ownership" contained in the 1999 Proxy Statement, to be filed with the SEC 120 days after December 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Incorporated herein by this reference is the information set forth in the Section entitled "Information About Directors and Executive Officers Relationships and Related Transactions" contained in the 1999 Proxy Statement, to be filed with the SEC 120 days after December 31, 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)(1) FINANCIAL STATEMENTS. Reference is made to the Index to Consolidated Financial Statements on page F-1 for a list of financial statements filed as a part of this Annual Report.

        (2) FINANCIAL STATEMENT SCHEDULES. All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

        (3) LIST OF EXHIBITS. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit No.  Description
-----------  -----------

3.1.2*    Articles of Incorporation of the Registrant, as amended.

3.2.2*    Bylaws of the Registrant

10.1* Insurance Premium Financing Management Agreement dated May 17, 1995, between Pan American Bank, FSB and BPN Corporation.

10.2* First Amendment to Insurance Premium Financing Management Agreement and Guaranties dated October 1995, between Pan American Bank, FSB and BPN Corporation .

10.3* Second Amendment to Insurance Premium Financing Management Agreement and Guaranties dated February 28, 1996, among Pan American Bank, FSB, BPN Corporation, Cornelius J. O'Shea, Peter Walski and Barbara Walski.

10.4* Guaranty dated May 17, 1995 by Peter Walski and Barbara Walski to Pan American Bank, FSB.

10.5* Guaranty dated May 17, 1995 by Cornelius J. O'Shea to Pan American Bank, FSB.

10.6* Stock Option Agreement dated May 17, 1995, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O'Shea and The Walski Family Trust.

Exhibit No.  Description
-----------  -----------

10.7* First Amendment to Stock Option Agreement dated October 1, 1997, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O'Shea and The Walski Family Trust.

10.8* Interim Capital Assistance Agreement dated September 9, 1994, among Pan American Financial, Inc., Pan American Bank, FSB and the Resolution Trust Corporation.

10.9* Amendment No. 1 to Interim Capital Assistance Agreement dated May 1, 1997, among Pan American Financial, Inc., Pan American Bank, FSB and the Federal Deposit Insurance Corporation.

10.10* Interim Capital Assistance Agreement dated April 29, 1994, among Pan American Financial, Inc., Pan American Bank, FSB and the Resolution Trust Corporation.

10.10.1* Standard Purchase and Assumption Terms and Conditions, Theta Version, dated July 26, 1993.

10.11* Letter agreement dated March 2, 1995, between Pan American Bank, FSB and the Resolution Trust Corporation.

10.12* Promissory Note dated September 9, 1994 in the amount of $4 million by Pan American Financial, Inc. to the Resolution Trust Corporation.

10.13* Stock Pledge Agreement dated September 9, 1994, between Pan American Financial, Inc. and the Resolution Trust Corporation.

10.14* Limited Branch Purchase and Assumption Agreement dated September 9, 1994, between the Resolution Trust Corporation as receiver of Western Federal Savings Bank and Pan American Bank, FSB.

10.15* Lead Acquiror Waiver and Reimbursement Agreement dated September 9, 1994, between Home Savings of America, FSB and Pan American Bank, FSB.

10.16* Indemnity Agreement dated September 9, 1994, between the Resolution Trust Corporation and Pan American Bank, FSB.

10.17* Whole Purchase and Assumption Agreement dated April 29, 1994, between the Resolution Trust Corporation and Pan American Bank, FSB.

10.18* Indemnity Agreement dated April 29, 1994, between the Resolution Trust Corporation and Pan American Bank, FSB.

10.19* Promissory Note dated April 29, 1994 in the amount of $6,930,000 by Pan American Financial, Inc. to the Resolution Trust Corporation.

10.20* Stock Pledge Agreement dated April 29, 1994, between Pan American Financial, Inc. and the Resolution Trust Corporation.

10.21* Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB.

Exhibit No.  Description
-----------  -----------

10.22* Retail CD Brokerage Agreement dated April 30, 1996, between Pan American Bank, FSB and Merrill Lynch, Pierce, Fenner & Smith, Incorporated.

10.23* Fixed Rate Interest bearing--3 Months and Longer Retail Certificate of Deposit of Pan American, FSB, Master Certificate No. 2 dated May 12, 1997.

10.24* Fixed Rate Interest bearing--3 Months and Longer Retail Certificate of Deposit of Pan American Bank, FSB, Master Certificate No. 3 dated May 12, 1997.

10.25* License, Services, and Purchase Agreement dated December 1996, between Associated Software Consultants, Inc. and Pan American, FSB and all addendums thereto.

10.26* Agreement for Remote Computing Services dated April 4, 1995, between Pan American Bank, FSB and Fiserv Fresno, Inc.

10.27* Amendment to Computer Operating Agreement between Pan American Bank, FSB and Fiserv Fresno, Inc.

10.28* Addendum No. 2 to Agreement for Remote Computing Services effective as of April 1, 1996, between Pan American Bank, FSB and Fiserv Fresno, Inc.

10.29* Item Processing Agreement dated April 26, 1993, between Systematics Financial Services, Inc. and Pan American Savings Bank, FSB.

10.30* Support Services Agreement dated October 31, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.31* Technical Support Services Agreement dated May 1, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.32* License Agreement dated May 1, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.33* Subservicing Agreement dated March 2, 1995, between Pan American Bank, FSB and Dovenmuehle Mortgage, Inc.

10.34* Interim Operating Agreement dated July 1, 1997, between United PanAm Mortgage Corporation and Pan American Bank, FSB.

10.34.1* Amended and Restated Interim Operating Agreement dated as of December 31, 1997, between United PanAm Mortgage Corporation and Pan American Bank, FSB.

10.35* Inter-Company Agreement dated May 1, 1994, between Pan American Financial, Inc. and Pan American Bank, FSB.

10.36* Inter-Company Agreement dated August 1, 1994, between Pan American Group, Inc. and Pan American Bank, FSB.

Exhibit No.  Description
-----------  -----------

10.37* Employment Agreement dated May 7, 1996, between Pan American Bank, FSB and Ray C. Thousand.

10.38* Employment Agreement dated May 1, 1994, between Pan American Bank, FSB and Lawrence J. Grill.

10.39* Employment Agreement dated October 1, 1997, among the Predecessor, Pan American Bank, FSB and Lawrence J. Grill.

10.39.1* Amendment No. 1 to Employment Agreement dated November 1, 1997, among the Predecessor, Pan American Bank, FSB and Lawrence J. Grill.

10.40* Employment Agreement dated October 1, 1997, between the Predecessor and Guillermo Bron.

10.40.1* Amendment No. 1 to Employment Agreement dated November 1, 1997, between the Predecessor and Guillermo Bron.

10.41* Employment Agreement dated October 1, 1997, between United PanAm Mortgage Corporation and John T. French.

10.41.1* First Amendment to Employment Agreement dated November 14, 1997 between United PanAm Mortgage Corporation and John T. French.

10.42* Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Lawrence J. Grill.

10.43* Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44* Form of Indemnification Agreement between the Predecessor and Ms. Bucci and each of Messrs. Bron, French, Grill, Haley, Kaufman, Maizel, Thousand and Villanueva .

10.45* Agreement and Mutual General Release dated March 5, 1997, between Pan American Bank, FSB and Robert Wilson.

10.46* Pan American Group, Inc. 1994 Stock Option Plan, together with forms of incentive stock option and non-qualified stock option agreements.

10.47* Pan American Group, Inc. 1997 Stock Incentive Plan, together with forms of incentive stock option, non-qualified stock option and restricted stock agreements.

10.48*    Pan American Bank, FSB Management Incentive Plan.

10.48.1*  Pan American Bank, FSB Retail Bank Management Incentive Plan.

10.48.2*  Pan American Bank, FSB Corporate Management Incentive Plan.

10.49*    Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

Exhibit No.   Description
----------    -----------

10.50* Income Tax Allocation Agreement dated October 19, 1994, between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor.

10.51* Lease Agreement dated September 26, 1994, between the Resolution Trust Corporation and Old Stone Bank of California and Pan American Bank, FSB.

10.52* First Amendment to Lease Agreement dated November 19, 1995, between the Resolution Trust Corporation and Old Stone Bank of California and Pan American Bank, FSB.

10.53*        Office Lease dated March 4, 1997, between Spieker Properties, L.P.
              and Pan American Bank, FSB.

10.54* Office Space Lease dated January 18, 1996, between The Irvine Company and Pan American Bank, FSB.

10.55* First Amendment to Office Space Lease dated July 2, 1996, between The Irvine Company and Pan American Bank, FSB.

10.56* Standard Office Lease dated April 25, 1997, between CAL Portfolio VI, L.L.C. and Pan American Bank, FSB.

10.57*        Office Lease Agreement dated February 28, 1997, between P.R.A.
              Biltmore Investments, L.L.C. and Pan American Bank, FSB.

10.58* Office Lease dated December 9, 1996, between Bernal Corporate Park and Pan American Bank, FSB.

10.59* Bernal Corporate Park Lease First Amendment to Lease dated January 27, 1997.

10.60* Shopping Center Sublease dated September 22, 1995, between Panorama Towne Center, L.P. and Pan American Bank, FSB.

10.61* Promissory Note in the principal amount of $225,000 dated October 15, 1997 by Lawrence J. Grill to the Predecessor.

10.62* Loan and Stock Pledge Agreement dated October 15, 1997, between Lawrence J. Grill and the Predecessor.

10.63* Promissory Note in the principal amount of $1,628,000 dated July 1, 1997 by the Predecessor to Pan American Financial, L.P.

10.63.1* Amended and Restated Promissory Note in the principal amount of $1,628,000 dated January 15, 1998 by the Predecessor to Pan American Financial, L.P.

10.64* Promissory Note in the principal amount of $258,000 dated July 1, 1997 by the Predecessor to BVG West Corporation.

10.64.1* Amended and Restated Promissory Note in the principal amount of $258,000 dated January 15, 1998 by the Predecessor to BVG West Corporation.

Exhibit No.   Description
-----------   -----------

10.65* Promissory Note in the principal amount of $52,500 dated July 1, 1997 by the Predecessor to Lawrence J. Grill.

10.65.1* Amended and Restated Promissory Note in the principal amount of $52,500 dated January 15, 1998 by the Predecessor to Lawrence J. Grill.

10.66* Promissory Note in the principal amount of $33,000 dated July 1, 1997 by the Predecessor to Robert Wilson.

10.66.1* Amended and Restated Promissory Note in the principal amount of $33,000 dated January 15, 1998 by the Predecessor to Robert Wilson.

10.67* Promissory Note in the principal amount of $28,500 dated July 1, 1997 by the Predecessor to Villanueva Management, Inc.

10.67.1* Amended and Restated Promissory Note in the principal amount of $28,500 dated January 15, 1998 by the Predecessor to Villanueva Management, Inc.

10.68* Master Repurchase Agreement Governing Purchases and Sales of Mortgage Loans dated as of October 31, 1997, between Lehman Commercial Paper Inc. and Pan American Bank, FSB.

10.69* Custodial Agreement dated November 6, 1997, among Lehman Commercial Paper Inc., Pan American Bank, FSB and Bankers Trust Company of California, N.A.

10.70* Loan Purchase and Sale Agreement dated April 1, 1997, among Aames Capital Corporation, Aames Funding Corporation and Pan American Bank, FSB.

10.71* Continuing Loan Purchase Agreement dated February 27, 1997, between AMRESCO Residential Capital Markets, Inc. and Pan American Bank, FSB.

10.72* Mortgage Loan Purchase Agreement dated May 28, 1997, between Saxon Mortgage, Inc. and Pan American Bank, FSB.

10.73* Letter Agreement dated as of January 6, 1998, by and among the Predecessor, NIPF Holding Company and Providian National Bank.

10.74* Master Assignment Agreement dated as of January 21, 1998 by and between Pan American Bank, FSB d/b/a "Classic Plan" and Providian National Bank d/b/a "Commonwealth," and National IPF Company.

10.75* Pooling and Servicing Agreement dated as of December 1, 1997, by and among United PanAm Mortgage Corporation, Lehman ABS Corporation, Pan American Bank, FSB and Bankers Trust Company of California, N.A.

10.76* Mortgage Loan Purchase and Sale Agreement dated as of December 1, 1997, by and among United PanAm Mortgage Corporation, Pan American Bank, FSB and Lehman ABS Corporation.

Exhibit No.   Description
-----------   -----------

10.77* Insurance and Indemnity Agreement dated as of December 1, 1997, by and among United PanAm Mortgage Corporation, Lehman ABS Corporation, Pan American Bank, FSB and Financial Security Assurance Inc.

10.78* Indemnification Agreement dated as of December 22, 1997, by and among United PanAm Mortgage Corporation, Financial Security Assurance Inc., Pan American Bank, FSB, Lehman ABS Corporation and Lehman Brothers Inc.

10.79* Subservicing Agreement dated as of December 1, 1997, by and between Pan American Bank, FSB and Ocwen Federal Bank, FSB.

10.80* Premium Letter by and among United PanAm Mortgage Corporation, Lehman ABS Corporation and Financial Security Assurance Inc.

10.81* Indemnification Agreement dated as of December 30, 1997 among United PanAm Mortgage Corporation, Pan American Bank, FSB and Lehman Brothers Inc.

10.82* Certificate and Prepayment Fee Purchase Agreement dated March 25, 1998 between Pan American Bank, FSB and Ocwen Partnership, L.P.

10.83* Residential Flow Servicing Agreement dated effective as of November 10, 1997, by and between Ocwen Federal Bank FSB, Servicer, and Pan American Bank, FSB and United PanAm Mortgage Corporation.

10.84*        United PanAm Mortgage Corporation 1998 Management Incentive Plan.

10.85*        United Auto Credit Corporation 1998 Management Incentive Plan.

10.85.1* Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.

10.86** Mortgage Loan Purchase and Interim Servicing Agreement dated June 23, 1998, between Pan American Bank, FSB and Countrywide Home Loans, Inc.

10.87*** Assignment, Assumption and Recognition Agreement dated August 14, 1998, between Countrywide Home Loans, Inc., Associates Home Equity Services, Inc. and Pan American Bank, FSB.

10.88*** Assignment, Assumption and Recognition Agreement dated August 14, 1998, between Countrywide Home Loans, Inc., Fidelity Federal Bank, FSB and Pan American Bank, FSB.

10.89*** Assignment, Assumption and Recognition Agreement dated September 15, 1998 between Countrywide Home Loans, Inc., Southern Mortgage Acquisitions, Inc. and Pan American Bank, FSB.

10.90*** Assignment, Assumption and Recognition Agreement dated September 30, 1998, between Countrywide Home Loans, Fidelity Federal Bank, FSB and Pan American Bank, FSB.

10.91*** Employment Agreement dated July 6, 1998, between United PanAm Mortgage Corporation and Edward Pollard.

Exhibit No.   Description
-----------   -----------

10.92 Agreement for Assignment of Software dated November 5, 1998 between Pan American Bank, FSB and BPN Corporation.

10.93 Loan and Stock Pledge Agreement dated November 5, 1998 by and among Barbara R. Walski, Peter A. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989, BPN Corporation and Pan American Bank, FSB.

10.94 Loan and Stock Pledge Agreement dated November 5, 1998 by and among Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust, BPN Corporation and Pan American Bank, FSB.

10.95 Promissory Note in the principal amount of $780,000 dated November 5, 1998 by and between Peter A. Walski, Barbara R. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989 and Pan American Bank, FSB.

10.96 Promissory Note in the principal amount of $420,000 dated November 5, 1998 by and between Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust and Pan American Bank, FSB.

10.97 Agreement for Purchase of Assets dated November 5, 1998 by and between Norwest Financial Coast, Inc., Pan American Bank, FSB and BPN Corporation.

10.98 Continuing Master Loan Repurchase Agreement dated October 2, 1995 between Advanta Mortgage Conduit Services, Inc. and Pan American Bank, FSB.

10.99 Assignment, Assumption and Recognition Agreement dated September 30, 1998 between Countrywide Home Loans, Inc. and Pan American Bank, FSB.

10.100 Whole Loan Sale Agreement dated December 23, 1998 between Fremont Investment and Loan and Pan American Bank, FSB.

10.101 Employment Agreement dated December 8, 1998, between Pan American Bank, FSB and Ray C. Thousand

10.102 On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB

21.1*         Subsidiaries.

23.1          Consent of KPMG LLP.

27.1          Financial Data Schedule.

------
* Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarter ended June 30, 1998.
*** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarter ended September 30, 1998.

     (b)  REPORTS ON FORM 8-K.  None

     (c) EXHIBITS. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

     (d)  ADDITIONAL FINANCIAL STATEMENTS.  Not applicable.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           United PanAm Financial Corp.

                                           By: /s/ LAWRENCE J. GRILL
                                               -------------------------------
                                                   Lawrence J. Grill
                                           PRESIDENT, CHIEF EXECUTIVE OFFICER
                                                    AND SECRETARY


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                      Title                               Date
              ---------                      -----                               ----
/S/ GUILLERMO BRON                    CHAIRMAN OF THE BOARD                   MARCH 22, 1999
-------------------------
/S/ LAWRENCE J. GRILL                 PRESIDENT, CHIEF EXECUTIVE              MARCH 22, 1999
                                       OFFICER, SECRETARY AND
                                       DIRECTOR (PRINCIPAL EXECUTIVE
                                       OFFICER)

/S/ CAROL M. BUCCI                    SENIOR VICE PRESIDENT                   MARCH 22, 1999
-------------------------
                                       CHIEF FINANCIAL OFFICER AND
                                       TREASURER (PRINCIPAL
                                       FINANCIAL AND ACCOUNTING
                                       OFFICER)

/S/ STEPHEN W. HALEY                  SENIOR VICE PRESIDENT -                 MARCH 22, 1999
-------------------------
                                       COMPLIANCE AND RISK
                                       MANAGEMENT


/S/ JOHN T. FRENCH                     DIRECTOR                               MARCH 22, 1999
-------------------------

/S/ EDMUND M. KAUFMAN                  DIRECTOR                               MARCH 22, 1999
-------------------------

/S/ DANIEL L. VILLANUEVA               DIRECTOR                               MARCH 22, 1999
-------------------------

/S/ LUIS MAIZEL                        DIRECTOR                               MARCH 22, 1999
-------------------------

/S/ GEORGE L. FARINSKY                 DIRECTOR                               MARCH 22, 1999
-------------------------

                                 EXHIBIT INDEX

     EXHIBITS. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

                         UNITED PANAM FINANCIAL CORP.

                         INDEX TO FINANCIAL STATEMENTS


Independent Auditors' Report                                               F-2
Consolidated Statements of Financial Condition
     as of December 31, 1998 and 1997                                      F-3
Consolidated Statements of Operations for the
     years ended December 31, 1998, 1997 and 1996                          F-4
Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 1998, 1997 and 1996                      F-5
Consolidated Statements of Cash Flows
     for the years ended December 31, 1998, 1997 and 1996                  F-6
Consolidated Statements of Cash Flows, Continued
     for the years ended December 31, 1998, 1997 and 1996                  F-7
Notes to Consolidated Financial Statements                                 F-8

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
United PanAm Financial Corp.:

     We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1998. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows, for each of the years in the three year period ended December 31, 1998 in conformity with generally accepted accounting principles.

     As discussed in Note 2 of the Consolidated Financial Statements, effective January 1, 1997, the Company adopted Statement of Financial Accounting Standards No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

/s/ KPMG LLP

San Francisco, California
January 29, 1999

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                                               December 31,
                                                                             -----------------------------------------------
(Dollars in thousands)                                                                1998                      1997
                                                                             ---------------------     ---------------------
ASSETS
Cash and due from banks                                                                   $  5,211                  $ 15,026
Short term investments                                                                      47,000                     4,000
                                                                             ---------------------     ---------------------
     Cash and cash equivalents                                                              52,211                    19,026
Securities available for sale, at fair value                                                    --                     1,002
Residual interests in securitizations, at fair value                                            --                     8,230
Loans, net                                                                                 133,718                   148,535
Loans held for sale                                                                        214,406                   120,002
Premises and equipment, net                                                                  4,803                     3,085
Federal Home Loan Bank stock, at cost                                                        2,120                     1,945
Accrued interest receivable                                                                  2,034                     1,494
Real estate owned, net                                                                       1,877                       562
Deferred tax assets                                                                          2,953                     3,083
Goodwill and other intangible assets                                                         2,349                       457
Other assets                                                                                 9,088                     3,333
                                                                             ---------------------     ---------------------
     Total assets                                                                         $425,559                  $310,754
                                                                             =====================     =====================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits                                                                                  $321,668                  $233,194
Notes payable                                                                               10,930                    12,930
Federal Home Loan Bank advances                                                                 --                    28,000
Warehouse lines of credit                                                                       --                     6,237
Accrued expenses and other liabilities                                                      10,048                    17,384
                                                                             ---------------------     ---------------------
     Total liabilities                                                                     342,646                   297,745
                                                                             ---------------------     ---------------------

Commitments and contingencies                                                                   --                        --

Common stock (no par value):
 Authorized, 20,000,000 shares
 Issued and outstanding, 17,375,000 and 10,950,000 shares at
   December 31, 1998 and 1997, respectively                                                 68,378                     5,237
Retained earnings                                                                           14,535                     7,772
                                                                             ---------------------     ---------------------
    Total shareholders' equity                                                              82,913                    13,009
                                                                             ---------------------     ---------------------

     Total liabilities and shareholders' equity                                           $425,559                  $310,754
                                                                             =====================     =====================

See accompanying notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except per share data)                                      Years Ended December 31,
                                                               ---------------------------------------------------------------
                                                                      1998                   1997                   1996
                                                               -----------------      -----------------      -----------------
INTEREST INCOME
---------------
   Loans                                                                 $43,999                $25,872                $15,855
   Short term investments                                                  1,346                    639                    706
                                                               -----------------      -----------------      -----------------
        Total interest income                                             45,345                 26,511                 16,561
                                                               -----------------      -----------------      -----------------

INTEREST EXPENSE
----------------
   Deposits                                                               15,329                 10,095                  7,225
   Warehouse lines of credit                                               2,628                    544                     --
   Federal Home Loan Bank advances                                           666                  1,103                     72
   Notes payable                                                             623                    669                    556
                                                               -----------------      -----------------      -----------------
        Total interest expense                                            19,246                 12,411                  7,853
                                                               -----------------      -----------------      -----------------
                  Net interest income                                     26,099                 14,100                  8,708
   Provision for loan losses                                               5,853                    507                    194
                                                               -----------------      -----------------      -----------------
                  Net interest income after provision for
                   loan losses                                            20,246                 13,593                  8,514
                                                               -----------------      -----------------      -----------------


Non-interest Income
-------------------
   Gain on sale of loans, net                                             50,130                 26,526                  2,333
   Loan related charges and fees                                             135                    422                    116
   Service charges and fees                                                  672                    230                    272
   Other income                                                              129                     50                     55
                                                               -----------------      -----------------      -----------------
         Total non-interest income                                        51,066                 27,228                  2,776
                                                               -----------------      -----------------      -----------------

NON-INTEREST EXPENSE
--------------------
   Compensation and benefits                                              36,833                 19,043                  5,248
   Occupancy expense                                                       5,456                  2,891                    809
   SAIF special assessment                                                    --                     --                    820
   Other expenses                                                         17,269                  8,148                  2,772
                                                               -----------------      -----------------      -----------------
         Total non-interest expense                                       59,558                 30,082                  9,649
                                                               -----------------      -----------------      -----------------

         Income before income taxes                                       11,754                 10,739                  1,641
   Income taxes                                                            4,991                  4,491                    691
                                                               -----------------      -----------------      -----------------
   Net income                                                            $ 6,763                $ 6,248                $   950
                                                               =================      =================      =================
   Earnings per share-basic                                              $  0.44                $  0.58                $  0.09
                                                               =================      =================      =================
   Earnings per share-diluted                                            $  0.42                $  0.53                $  0.09
                                                               =================      =================      =================

See accompanying notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                                             Total
                                               Number              Common            Retained            Shareholders'
(Dollars in thousands)                        of Shares            Stock             Earnings               Equity
                                          ---------------    ---------------     ---------------    --------------------
Balance, December 31, 1995                     10,668,750            $ 5,237             $   574                 $ 5,811
Net income                                             --                 --                 950                     950
                                          ---------------    ---------------     ---------------    --------------------
Balance, December 31, 1996                     10,668,750              5,237               1,524                   6,761
Net income                                             --                 --               6,248                   6,248
Exercise of stock options                         281,250                225                  --                     225
Note receivable from shareholder                       --               (225)                 --                    (225)
                                          ---------------    ---------------     ---------------    --------------------
Balance, December 31, 1997                     10,950,000              5,237               7,772                  13,009
Net income                                             --                 --               6,763                   6,763
Exercise of stock options                         100,000                 80                  --                      80
Issuance of stock options                              --                 10                  --                      10
Issuance of restricted stock                           --                 50                  --                      50
Initial public offering of common
     stock                                      6,325,000             63,001                  --                  63,001
                                          ---------------    ---------------     ---------------    --------------------
Balance, December 31, 1998                     17,375,000            $68,378             $14,535                 $82,913
                                          ===============    ===============     ===============    ====================

See accompanying notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)
                                                                                           Years Ended December 31,
                                                                             ---------------------------------------------------
                                                                                   1998             1997                1996
                                                                             ---------------   --------------     --------------
Cash flows from operating activities:
Net income                                                                       $     6,763        $   6,248           $    950

Adjustments to reconcile net income
 to net cash used in operating activities:
   Gain on sale of loans                                                             (50,130)         (26,526)            (2,333)
   Origination of loans held for sale                                             (1,192,869)        (582,433)           (71,848)
   Sales of loans held for sale                                                    1,153,541          493,526             52,224
   Net proceeds from sale of residual interests in securitizations                     8,302               --                 --
   Provision for loan losses                                                           5,853              507                194
   Accretion of discount on loans                                                       (596)            (722)              (696)
   Depreciation and amortization                                                       1,840              842                270
   FHLB stock dividend                                                                  (114)             (95)               (74)
   (Increase) decrease in accrued interest receivable                                   (540)            (649)               324
   Increase in other assets                                                           (5,667)          (2,159)              (117)
   Deferred income taxes                                                                 130           (1,678)              (420)
   (Decrease) increase in accrued expenses and other liabilities                      (7,424)           9,380              6,127
   Other, net                                                                            140               --                 --
                                                                             ---------------   --------------     --------------
     Net cash used in operating activities                                           (80,771)        (103,759)           (15,399)
                                                                             ---------------   --------------     --------------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                   1,002            1,000                 --
   Originations, net of repayments, of mortgage loans                                 40,630           22,431             19,538
   Originations, net of repayments, of non-mortgage loans                            (39,982)         (29,782)           (22,485)
   Purchase of securities available for sale                                              --           (2,002)                --
   Purchase of premises and equipment                                                 (3,320)          (2,975)              (776)
   Purchase of FHLB stock, net                                                           (61)            (563)              (448)
   Increase in goodwill and other intangible assets                                   (2,130)              --                 --
   Proceeds from sale of real estate owned                                             2,579            2,243                923
                                                                             ---------------   --------------     --------------
     Net cash used in investing activities                                            (1,282)          (9,648)            (3,248)
                                                                             ---------------   --------------     --------------

Cash flows from financing activities:
   Net increase in deposits                                                           88,474           74,133             17,137
   Proceeds (repayments) from warehouse lines of credit                               (6,237)           6,237                 --
   Proceeds (repayments) from notes payable                                           (2,000)           2,000                 --
   Proceeds from initial public offering of common stock, net                         63,001               --                 --
   Proceeds (repayments) from FHLB advances                                          (28,000)          24,000              4,000
                                                                             ---------------   --------------     --------------
Net cash provided by financing activities                                            115,238          106,370             21,137
                                                                             ---------------   --------------     --------------
Net increase (decrease) in cash and cash equivalents                                  33,185           (7,037)             2,490
Cash and cash equivalents at beginning of period                                      19,026           26,063             23,573
                                                                             ---------------   --------------     --------------
Cash and cash equivalents at end of period                                       $    52,211        $  19,026           $ 26,063
                                                                             ===============   ==============     ==============

See accompanying notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Dollars in thousands)                                                                          Years Ended December 31,
                                                                               ---------------------------------------------------
                                                                                    1998              1997              1996
                                                                               ---------------   ---------------   ---------------
Supplemental disclosures of cash flow information:
   Cash paid for:
          Interest                                                                     $19,410           $12,087            $7,856
                                                                               ---------------   ---------------   ---------------
          Taxes                                                                        $ 8,285           $ 5,360            $1,512
                                                                               ---------------   ---------------   ---------------


Supplemental schedule of non-cash investing and financing activities:
Acquisition of real estate owned through  foreclosure of related mortgage
 loans                                                                                 $ 3,893           $ 1,817            $1,613
                                                                               ---------------   ---------------   ---------------


See accompanying notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BUSINESS

ORGANIZATION
------------

     United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities (the "Purchase Agreement") of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation ("UPAM") was organized in 1997 as a wholly-owned subsidiary of the Company and is presently acting as agent for the Bank in secondary marketing activities.

     On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its Common Stock was declared effective by the United States Securities and Exchange Commission. On May 22, 1998, the underwriters' over-allotment option for 825,000 shares of Common Stock was exercised.

     These financial statements have been prepared in conformity with generally accepted accounting principles. In preparing these financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

     In 1997, the Company changed its fiscal year end from June 30 to December 31 for both financial and income tax reporting purposes.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of the Company, PAFI, UPAM and the Bank. Substantially all of the Company's revenues are derived from the operations of the Bank and UPAM and they represent substantially all of the Company's consolidated assets and liabilities as of December 31, 1998 and 1997. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------

     For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, certificates of deposit, Federal funds sold, Commercial Paper and highly liquid interest-bearing deposits with maturities of three months or less.

     In accordance with regulations, the Bank must maintain an amount equal to 4% of the sum of total deposits and short-term borrowings in cash and U.S. Government and other approved securities that are readily convertible to cash. The Bank exceeded these requirements at December 31, 1998 and 1997.

SECURITIES
----------

     Securities are classified in one of three categories; held to maturity, trading, or available for sale. Investments classified as held to maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as trading are carried at fair value with any gains and losses reflected in earnings. All other investments are classified as available for sale

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and are carried at fair value with any unrealized gains and losses included as a separate component of stockholders' equity, net of applicable taxes.

LOANS
-----

     The Company originates and purchases loans for investment as well as for sale in the secondary market. At the date of acquisition, mortgage loans are designated as either held for sale or held for investment, and accounted for accordingly. Loans held for sale are reported at the lower of cost or market value applied on an aggregate basis. Market values of loans held for sale are based upon prices available in the secondary market for similar loans. Loans which are held for investment are reported at cost, net of unamortized discounts or premiums, unearned loan origination fees and allowances for losses.
Transfers of loans from the held for sale portfolio to the held for investment portfolio are recorded at the lower of cost or market value on the transfer date.

INTEREST INCOME
---------------

     Interest income is accrued as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income. The Company ceases to accrue interest on mortgage loans that are delinquent 90 days or more and on non-mortgage loans delinquent 120 days or more, or earlier, if the ultimate collectibility of the interest is in doubt. Interest income deemed uncollectible is reversed. The Company ceases to amortize deferred fees on non-performing loans. Income is subsequently recognized only to the extent cash payments are received, until in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

RESIDUAL INTERESTS IN SECURITIZATIONS
--------------------------------------

     In December 1997, the Company completed a securitization and sale of approximately $115.0 million in mortgage loans held for sale and recorded a net gain on sale of $5.9 million. As a result of this securitization, the Company recorded residual interests in securitizations consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

     The Company classifies its residual interests in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. In March 1998, the Company sold its residual interests in securitizations for cash in an amount exceeding book value.

     Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

GAIN ON SALE OF LOANS
---------------------

     Gains or losses resulting from sales of mortgage loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold. Non-refundable fees and direct costs associated with the origination of mortgage loans are deferred and recognized when the loans are sold. For securitizations, the gain on sale is calculated based on the excess of cash received and

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

residual interests retained over net book value of the loans sold. The retained interest in the securitization is measured by allocating the previous carrying value between the loans sold and the interest retained, based on their relative fair values at the date of securitization.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     The Company charges current earnings with a provision for estimated losses on loans. The provision consists of losses identified specifically with certain problem loans and a general provision for losses not specifically identified in the loan portfolio. In addition, the allowance for loan losses includes a portion of acquisition discounts from the Company's purchase of automobile installment contracts. Management's determination of the adequacy of the allowance for loan losses takes into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review the Company's allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

PREMISES AND EQUIPMENT
----------------------

     Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the related assets or terms of the leases. Furniture, equipment, computer hardware, software and data processing equipment are currently depreciated over 3-5 years.

PURCHASE ACCOUNTING
-------------------

     The Company applied business combinations purchase accounting principles to its acquisition of assets and liabilities from the RTC. The purchase price was allocated primarily to the assets acquired by the Company. The fair value was determined based on management's best estimates in conformity with Accounting Principles Board Opinion ("APB") No. 16 "Business Combinations".

     Loan discount resulting from the valuation of the Company's loan portfolio under purchase accounting requirements at the acquisition date is netted against loans. The discount is being amortized over the contractual terms of the related loans using the interest method.

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------

     Goodwill and other intangible assets consists of core deposit premiums arising from the acquisition of deposits and the excess of cost over the fair value of certain net assets acquired.

     In 1994, the Company purchased deposits from the RTC and recorded core deposit premiums in conjunction with the acquisition. At December 31, 1998 and 1997 core deposit premiums totaling $330,000 and $457,000, respectively, are being amortized over seven years, the estimated life of the acquired deposit base, using the straight-line method.

     In January 1998, the Company purchased from Providian National Bank and others the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Providian National Bank. The excess of the cash consideration paid over the fair value of the assets acquired of $330,000 was considered goodwill. At December 31, 1998, goodwill of $219,000 is being amortized over three years, the estimated life of the acquired assets, using the straight-line method.

     In November 1998, the Company purchased from Norwest Financial Coast ("Coast") the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

previously provided contracts to Coast. The excess of the cash consideration paid over the fair value of the assets acquired of $1.8 million was considered goodwill. This goodwill is being amortized over five years, the estimated life of the acquired assets, using the straight-line method.

REAL ESTATE OWNED
-----------------

     Real estate owned consists of properties acquired through foreclosure and is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, allowance for estimated losses are established when the recorded value exceeds fair value less estimated costs to sell. As of December 31, 1998 and 1997, there were no such allowances. Real estate owned at December 31, 1998 and 1997 consisted of one to four unit residential real estate.

INCOME TAXES
------------

     The Company uses the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect of deferred tax assets and liabilities from a change in tax rate is recognized in income in the period of enactment. For income tax return purposes, the Company files as part of a consolidated group. Income taxes are allocated to the group members in accordance with an income tax allocation agreement adopted by each party in the group.

EARNINGS PER SHARE
------------------

     At December 31, 1997, the Company adopted SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the years ended December 31, 1998 and 1997, the Company had no items of comprehensive income to report other than net income.

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

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets, and distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. In December 1996, SFAS No. 127, "Deferral of the

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective Date of Certain Provisions of FASB Statement No. 125" ("SFAS 127") was issued as an amendment of SFAS No. 125. On January 1, 1997, the Company adopted SFAS 125.


3.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale are as follows:

(Dollars in thousands)                                         December 31, 1998                        December 31, 1997
                                                      ----------------------------------      ------------------------------------
                                                             Amortized              Fair            Amortized                 Fair
                                                                  Cost             Value                 Cost                Value
                                                      ----------------    --------------      ---------------    -----------------
U. S. Agency securities                                          $  --             $  --               $1,002               $1,002

     The weighted average yield on U. S. agency securities was 6.54% at December 31, 1997. At December 31, 1997 there were no gross unrealized gains or losses.


4.   LOANS

     Loans are summarized as follows:

                                                                                                     Years Ended
                                                                                                     December 31,
                                                                                             ---------------------------
(Dollars in thousands)                                                                              1998          1997
                                                                                             --------------   ----------
Mortgage loans:
   Fixed rate                                                                                     $  3,495      $ 16,480
  Adjustable rate                                                                                   28,114        70,890
                                                                                             --------------   ----------
                                                                                                    31,609        87,370
                                                                                             --------------   ----------
Consumer loans:
   Insurance premium financing                                                                      44,709        39,990
   Automobile installment contracts                                                                 83,921        40,877
   Other                                                                                             1,245           267
                                                                                             --------------   ----------
                                                                                                   129,875        81,134
                                                                                             --------------   ----------
          Total loans                                                                              161,484       168,504

Less:
   Unearned discounts and premiums                                                                    (212)       (2,901)
   Unearned finance charges                                                                        (17,371)      (10,581)
   Allowance for loan losses                                                                       (10,183)       (6,487)
                                                                                             --------------   ----------
          Total loans, net                                                                        $133,718      $148,535
                                                                                             ==============   ==========
Contractual weighted average interest rate                                                           17.07%        13.01%
                                                                                             --------------   ----------

     At December 31, 1998 and 1997, approximately 97% and 99%, respectively, of the Company's mortgage loans were collateralized by first deeds of trust on one-to-four family residences. At December 31, 1998 and 1997, approximately 83% and 82%, respectively, of the Company's loan portfolio is related to collateral or borrowers located in California.

     In connection with the purchase of the rights to solicit new and renewal personal and commercial insurance premium finance business from Coast, the Company made loans in the amount of $1.2 million to two stockholders of BPN, the company that provides insurance premium finance marketing and sales support for the Company. The loans earn interest at a rate of 9.25% per annum, are secured by BPN's common stock and provide for principal and interest payments over a three year period.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The activity in the allowance for loan losses consists of the following:

                                                                                   Years Ended December 31,
                                                                               -------------------------------
(Dollars in thousands)                                                           1998        1997        1996
                                                                               -------------------------------
Balance at beginning of year                                                   $ 6,487     $ 5,356      $5,250
Provision for loan losses                                                        5,853         507         194
Purchase discounts allocated to the allowance for loan losses, net               4,582       1,953         356
Charge-offs                                                                     (8,329)     (2,474)       (718)
Recoveries                                                                       1,590       1,145         274
                                                                               -------     -------      ------
    Net charge-offs                                                             (6,739)     (1,329)       (444)
                                                                               -------     -------      ------
Balance at end of year                                                         $10,183     $ 6,487      $5,356
                                                                               =======     =======      ======

     The discounts allocated to the allowance for loan losses in 1998 and 1997 are comprised primarily of acquisition discounts on the Company's purchase of automobile installment contracts. The Company allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses.

     The following table sets forth information with respect to the Company's non-performing assets:
(nonaccrual loans are shown net of specific allowances for loan losses)

                                                                                          December 31,
                                                                           ----------------------------------------
(Dollars in thousands)                                                             1998                   1997
                                                                           -----------------      -----------------
Nonaccrual loans                                                                     $18,632                 $6,633
Real estate owned, net                                                                 1,877                    562
                                                                           -----------------      -----------------
          Totals                                                                     $20,509                 $7,195
                                                                           -----------------      -----------------
Percentage of non-performing assets to total assets                                     4.82%                  2.31%
                                                                           -----------------      -----------------

     A loan is impaired when, based on current information and events, management believes it will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between the Company's investment in the loan and the fair value of the collateral securing the loan.

     At December 31, 1998, the aggregate investment in loans considered to be impaired was $19.5 million and $6.5 million at December 31, 1997. Allowance for loan losses was provided for all impaired loans at December 31, 1998 and 1997; the related allowances were $1.8 million and $1.0 million, respectively. For the years ended December 31, 1998 and 1997, the Company recognized interest income on impaired loans of $470,000 and $239,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the years ended December 31, 1998 and 1997 was approximately $12.8 million and $6.8 million, respectively.

     Under Federal regulations, the Company may not make real estate loans to one borrower in an amount exceeding 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. At December 31, 1998 and 1997, such limitation would have been approximately $4.4 million and $3.4 million, respectively, or $7.3 million and $5.7 million if secured by readily marketable collateral. There are no loans in excess of these limitations.

5.   FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System ("FHLB") and as such is required to maintain an investment in capital stock of the FHLB of San Francisco. At December 31, 1998 and 1997 the Bank owned 21,195 and 19,450 shares, respectively, of the FHLB's $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank's outstanding residential loans and advances from the FHLB.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   INTEREST RECEIVABLE

     Interest receivable is as follows:

(Dollars in thousands)                                                                       December 31,
                                                                               ---------------------------------------
                                                                                      1998                  1997
                                                                               -----------------     -----------------
Loans                                                                                     $1,985                $1,429
Investment securities                                                                         49                    65
                                                                               -----------------     -----------------
          Total                                                                           $2,034                $1,494
                                                                               -----------------     -----------------


7.   PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

(Dollars in thousands)                                                                       December 31,
                                                                               ---------------------------------------
                                                                                      1998                 1997
                                                                               -----------------     -----------------
Furniture and equipment                                                                $ 6,856               $3,650
Leasehold improvements                                                                     473                  366
                                                                               -----------------     -----------------
                                                                                         7,329                4,016
Less accumulated depreciation and amortization                                          (2,526)                (931)
                                                                               -----------------     -----------------
                                                                                       $ 4,803               $3,085
                                                                               -----------------     -----------------

     Depreciation and amortization expense was $1.6 million, $715,000 and $163,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

8.   DEPOSITS

     Deposits are summarized as follows:

                                                                                     December 31,
                                                            ---------------------------------------------------------
                                                                          1998                         1997
                                                            ------------------------------ --------------------------
                                                                              Weighted                     Weighted
(Dollars in thousands)                                           Amount     Average Rate      Amount     Average Rate
                                                            ------------    ------------     --------    ------------
Deposits with no stated maturity:
     Regular and  money market passbook                         $ 37,348            4.05%    $ 26,095            3.76%
     NOW accounts                                                  9,967            1.15        6,558             .80
     Money market checking                                         2,204            2.35        3,401            2.35
                                                            ------------    ------------     --------    ------------
                                                                  49,519            3.39       36,054            3.09
                                                            ------------    ------------     --------    ------------
 Time deposits less than $100,000                                194,396            5.40      144,926            5.56
 Time deposits $100,000 and over                                  77,753            5.32       52,214            5.89
                                                            ------------    ------------     --------    ------------
                                                                 272,149            5.38      197,140            5.65
                                                            ------------    ------------     --------    ------------
     Total deposits                                             $321,668            5.07%    $233,194            5.25%
                                                            ============    ============     ========    ============

     A summary of certificate accounts by remaining maturity is as follows:

                                                                                             December 31,
                                                                               ---------------------------------------
(Dollars in thousands)                                                             1998                      1997
                                                                               -----------------     -----------------
Maturity within one year                                                              $242,447              $181,858
Maturity within two years                                                               29,548                14,984
Maturity within three years                                                                154                   298
                                                                               -----------------     -----------------
          Total                                                                       $272,149              $197,140
                                                                               =================     =================

     Broker-originated deposits totaled $10.3 million and $17.5 million at December 31, 1998 and 1997, respectively.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   FEDERAL HOME LOAN BANK ADVANCES

     The Company had no short term FHLB advances at December 31, 1998 and $28.0 million at December 31, 1997. The advances outstanding at December 31, 1997 had a weighted average interest rate of 7.07%. FHLB advances were secured by the Company's stock in the FHLB of San Francisco and by pledges of certain mortgages with an aggregate balance of $55.3 million at December 31, 1997.

10.  NOTES PAYABLE

     Notes payable consist of the following:

(Dollars in thousands)                                         December 31,
                                                        ----------------------
                                                            1998        1997
                                                        ----------    --------
RTC notes payable                                          $10,930     $10,930
Notes payable to shareholders                                   --       2,000
                                                        ----------    --------
                                                           $10,930     $12,930
                                                        ==========    ========

     The RTC notes payable were issued in connection with the Company's acquisition of certain assets and liabilities from the RTC. See Note 15 for a description of the terms and conditions of these notes.

     The notes payable to shareholders are unsecured loans bearing interest at 8% per year with interest payable semi-annually and principal maturing on June 30, 1999. The proceeds from the notes payable were contributed to UPAM for working capital purposes. The notes payable may be prepaid at any time, without penalty and were paid off in April 1998.

     The maturities of notes payable at December 31, 1998 are as follows:

     (Dollars in thousands)
     Due in 1 year or less                                        $10,930
     Due in 1 to 3 years                                               --
                                                                  -------
                                                                  $10,930
                                                                  =======

11.  WAREHOUSE LINES OF CREDIT

     The Company has available $300 million in master repurchase credit facilities bearing interest based on one month LIBOR. The credit facilities provide for a committed amount of $125 million. At December 31, 1998, the Company had no outstanding balances under its credit facilities and had $6.2 million outstanding at an interest rate of 6.70% at December 31, 1997. The maximum amount outstanding at any month-end during 1998 and the average amount outstanding during 1998 were $95.0 million and $40.5 million, respectively. The credit facilities are secured by mortgage loans held for sale.

12.  INCOME TAXES

     The provision for income taxes is comprised of the following:

(Dollars in thousands)                                 Years Ended December 31,
                                                   ------------------------------
                                                      1998        1997       1996
                                                   ---------  ---------   -------
Federal taxes:
          Current                                     $3,718    $ 4,622     $ 807
          Deferred                                        35     (1,303)     (302)
                                                   ---------  ---------   -------
                                                       3,753      3,319       505
                                                   ---------  ---------   -------
State taxes:
          Current                                      1,143      1,547       304
          Deferred                                        95       (375)     (118)
                                                   ---------  ---------   -------
                                                       1,238      1,172       186
                                                   ---------  ---------   -------
                       Total                          $4,991    $ 4,491     $ 691
                                                   ---------  ---------   -------

     The tax effects of significant items comprising the Company's net deferred taxes as of December 31 are as follows:

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                       December 31,
                                                                                                 ---------------------
(Dollars in thousands)                                                                               1998        1997
                                                                                                 ---------     -------
Deferred tax assets:
          Franchise taxes                                                                           $  399      $  452
          Loans marked to market for tax purposes                                                    2,300       2,797
          Intangible assets                                                                            160          96
          Accrued lease obligation  closed offices                                                     329          --
          Compensation related reserve                                                                 302          49
          Other                                                                                        116         107
                                                                                                 ---------     -------
                   Total gross deferred tax assets                                                   3,606       3,501
                                                                                                 ---------     -------

Deferred tax liabilities:
          Loan loss allowances                                                                        (508)       (202)
          FHLB stock dividends                                                                        (145)        (99)
          Other                                                                                         --        (117)
                                                                                                  --------     -------
                   Total gross deferred tax liabilities                                               (653)       (418)
                                                                                                 ---------     -------
Net deferred tax assets                                                                             $2,953      $3,083
                                                                                                 ---------     -------

     The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

     The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                                    Years Ended December 31,
                                                                                  ----------------------------
                                                                                     1998       1997      1996
                                                                                  --------     -----    ------
Expected statutory rate                                                               34.0%     34.0%     34.0%
State taxes, net of federal benefits                                                   7.0       7.2       7.5
Other, net                                                                             1.5       0.6       0.6
                                                                                  --------     -----    ------
Effective tax rate                                                                    42.5%     41.8%     42.1%
                                                                                  ========     =====    ======

     For 1996, the Company filed its income tax return using a fiscal year end of June 30, 1996. Accordingly, the amounts reflected in this Note for 1996 are management's estimates of income tax expenses and deferred income taxes at that date.

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1997 are primarily a result of adjustments to conform to the tax returns as filed.

13.  REGULATORY CAPITAL REQUIREMENTS

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") established new capital standards for savings institutions, requiring the Office of Thrift Supervision ("OTS") to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions. Such regulations include three capital requirements: a tangible capital requirement equal to 1.5% of adjusted total assets, a leverage limit or core capital requirement equal to 3.0% of adjusted total assets, and a risk-based capital requirement equal to 8.0% of risk-weighted assets.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     At December 31, the Bank had the following regulatory capital requirements and capital position:

                                                                DECEMBER 31, 1998                      December 31, 1997
                                                       -------------------------------------------------------------------------
(Dollars in thousands)                                  ACTUAL      REQUIRED      EXCESS       ACTUAL      REQUIRED      EXCESS
                                                       --------     --------     --------     --------     --------     --------
Tangible capital                                        $29,251      $ 6,321      $22,930      $22,379      $ 4,619      $17,760
Tangible capital ratio                                     6.94%        1.50%        5.44%        7.27%        1.50%        5.77%

Core capital                                            $29,251      $12,642      $16,609      $22,379      $ 9,239      $13,140
Core capital (leverage) ratio                              6.94%        3.00%        3.94%        7.27%        3.00%        4.27%

Risk-based capital                                      $33,154      $24,625      $ 8,529      $24,938      $16,171      $ 8,767
Percent of risk-weighted assets                           10.77%        8.00%        2.77%       12.34%        8.00%        4.34%

     The FDIC Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to these requirements, the OTS adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

     The rules provide that a savings association is "well capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of December 31, 1998. Since that date, there are no conditions or events that management believes would have changed its "well-capitalized" designation.

     The Bank had the following regulatory capital calculated in accordance with FDICIA's capital standards for a "well capitalized" institution:

                                                                DECEMBER 31, 1998                      December 31, 1997
                                                       ----------------------------------     ----------------------------------
(Dollars in thousands)                                  ACTUAL      REQUIRED      EXCESS       ACTUAL      REQUIRED      EXCESS
                                                       --------     --------     --------     --------     --------     --------
Leverage                                                $29,251      $21,070      $ 8,181      $22,379      $15,398      $ 6,981
Leverage ratio                                             6.94%        5.00%        1.94%        7.27%        5.00%        2.27%

Tier 1 risk-based                                       $29,251      $18,469      $10,782      $22,379      $12,128      $10,251
Tier 1 risk-based ratio                                    9.50%        6.00%        3.50%       11.07%        6.00%        5.07%

Total risk-based                                        $33,154      $30,781      $ 2,373      $24,938      $20,213      $ 4,725
Total risk-based ratio                                    10.77%       10.00%        0.77%       12.34%       10.00%        2.34%

     At periodic intervals, both the OTS and Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

     On September 30, 1996, the Economic Growth and Regulatory Paperwork Reduction Act ("Act") of 1996 was enacted. The Act included a Special Assessment ("Special SAIF Assessment") related to the recapitalization of the SAIF, which was levied based on a rate of 65.7 cents per $100 of SAIF-insured domestic deposits held as of March 31, 1995. As a result of the Act, the Company recorded a pre-tax charge of $820,000 in the year ended December 31, 1996.


14.  COMMITMENTS AND CONTINGENCIES

     Certain branch and office locations are leased by the Company under operating leases expiring at various dates through the year 2006. Rent expense was $3.0 million, $1.5 million and $475,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Future minimum rental payments as of December 31, 1998 under existing leases are set forth as follows:

     (Dollars in thousands)

     YEAR ENDING DECEMBER 31:
     1999                                   $ 2,412
     2000                                     2,681
     2001                                     2,332
     2002                                     1,944
     2003                                       868
     Thereafter                                 285
                                            -------

         Total                              $10,522
                                            =======

     Under the RTC Minority Preference Resolution Program, the Company's Mission Street branch is subject to a rent-free lease until April 30, 1999. The Company executed a new five year lease with the landlord at current market rates, commencing May 1, 1999.

     In order to meet the borrowing needs of its customers, the Company is a party to certain commitments to extend credit which have specified interest rates and fixed expiration dates. These commitments, substantially all of which are to fund mortgages on one-to-four family residences, are considered off-balance sheet financial instruments. These instruments involve elements of credit risk and interest rate risk in excess of amounts recognized in the accompanying statements of financial condition. The Company's exposure to credit loss from these commitments to extend credit, in the event of borrower nonperformance, is represented by the contractual amount of these commitments. Certain of the commitments are expected to expire without being drawn upon and, accordingly, the total commitment amounts do not necessarily represent future cash requirements.

     At December 31, 1998 and 1997, the Company had outstanding commitments to originate loans of approximately $23.3 million and $117.4 million, respectively. Commitments outstanding included $17.8 million and $93.3 million of adjustable rate loans at December 31, 1998 and 1997 and $5.5 million and $24.1 million of fixed rate loans at December 31, 1998 and 1997, respectively. The fixed rate loan commitments have interest rates ranging from 8.38% to 14.38% at December 31, 1998 and 7.75% to 16.00% at December 31, 1997. At December 31, 1998, the
Company had no outstanding commitments to sell loans on a nonrecourse basis and $16.2 million at December 31, 1997.

     The Company has entered into loan sale agreements with investors in the normal course of business which include standard representations and warranties customary to the mortgage banking industry. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In addition, the Company may commit to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between the Company and the purchaser. In the opinion of management, the potential exposure related to the Company's loan sale agreements will not have a material effect on the financial position and operating results of the Company.

     The Company is involved in various claims or legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the financial position and operating results of the Company.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  NOTES PAYABLE, RESTRICTION ON DIVIDEND PAYMENTS AND PLEDGE OF BANK STOCK.

     In accordance with Federal Regulation 12 CFR 563.134, federal savings banks which meet fully phased-in capital requirements may distribute dividends up to 100% of their net income to date plus the amount that would reduce by one-half their surplus capital ratio at the beginning of the calendar year. The Bank exceeds the fully phased-in capital requirements. In connection with the April 29, 1994 purchase of assets and assumption of certain liabilities from the RTC, the Bank and the Company, entered into a five year Interim Capital Assistance Loan Agreement ("ICA") with the RTC (the Bank is not a direct or indirect obligor, or a guarantor of the loan) for $6.9 million at a fixed interest rate of 3.69% for two years and 0.125% above the 13-week Treasury Bill auction rate for the remaining three years, adjusted annually. On September 9, 1994, the Bank acquired deposits from the RTC totaling approximately $65 million located in Panorama City in Southern California. This branch is located in a "Predominately Minority Neighborhood," as defined by the RTC. In connection with this acquisition, the RTC provided PAFI, $4.0 million in the form of an additional ICA loan for a term of five years with interest at 0.125% above the 13 week Treasury Bill auction rate, adjusted quarterly. The entire amount was invested in the Bank and qualifies as regulatory capital for the Bank. In addition, the OTS required $750,000 of additional capital from the shareholders to be invested in the Bank in connection with the Panorama City branch acquisition.

     These Agreements, as amended, provide among other things, that the Bank may not declare or pay any dividends until the loan is repaid by the Company. Dividends may be paid to the Company if the funds are used exclusively for payment of principal or interest on the obligation of PAFI to the RTC or the Bank has provided the FDIC with 30 days prior written notice of its intent to declare or pay such dividends and the Bank is in compliance with certain conditions as required under the Agreements. The stock of the Bank was pledged by PAFI to the RTC as collateral for the loan.

16.  STOCK OPTIONS

     In 1994, the Company adopted a stock option plan and, in November 1997, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the "Plan"). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 2,287,500. Options issued pursuant to the Plan have been granted at an exercise price of not less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

     Stock option activity is as follows:

(Dollars in thousands, except per share amounts)

                                                                        Years Ended December 31,
                                         -------------------------------------------------------------------------------------
                                                                                             Weighted                  Weighted
                                                              Weighted                      Average                   Average
                                             Shares           Average          Shares       Exercise      Shares      Exercise
                                              1998        Exercise Price        1997         Price         1996        Price
                                          -------------------------------------------------------------------------------------
Balance at beginning of year                1,580,000          $  4.55        1,143,750        $0.80       900,000       $0.80
Granted                                       350,000             9.82          717,500         9.06       243,750         .80
Canceled or expired                           (10,000)          (10.50)              --           --            --          --
Exercised                                    (100,000)           (0.80)        (281,250)        0.80            --          --
                                          -----------                        ----------                 ----------
Balance at end of year                      1,820,000          $  5.74        1,580,000        $4.55     1,143,750       $0.80
                                          ===========                        ==========                 ==========

Weighted average fair value per share
   of options granted during the year      $     5.62                        $     2.61                 $     0.23
                                         ============                        ==========                 ==========

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES  TO CONSOLIDATED FINANCIAL STATEMENTS

     Shares exercised in 1997 were executed by a shareholder and officer of the Company. In connection with this transaction, the Company loaned this individual $225,000 to finance the exercise of these options which loan is secured by the shares purchased. The loan bears interest at an annual rate of 5.81% payable on the earlier of October 15, 2000 or the termination of this individual's employment with the Company.

     During 1998, 147,500 shares of restricted stock were granted to certain key employees. The weighted average market value per share of the restricted stock at the grant date was $5.00. The restricted stock vests 20% in 1999, 20% in 2000, 30% in 2001, and 30% in 2002.

     The Company applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was $60,000 in 1998. During 1997 and 1996, no compensation expense was recorded for the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and earnings per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

                                                                      Years Ended December 31,
                                                                  ------------------------------
                                                                     1998        1997      1996
                                                                  ---------    -------    ------
     Net income to common shareholders:
          As reported                                                $6,763     $6,248     $ 950
          Pro-forma                                                  $6,334     $6,031     $ 942

     Earnings per share:
          As reported  basic                                         $ 0.44     $ 0.58     $0.09
          As reported  diluted                                       $ 0.41     $ 0.53     $0.09
          Pro-forma  basic                                           $ 0.42     $ 0.56     $0.09
          Pro-forma  diluted                                         $ 0.39     $ 0.51     $0.09

     The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used: no dividend yield, 61% volatility in 1998 and zero volatility in 1997 and 1996, risk-free interest rate of 7% and expected lives of 5 years.

     At December 31, 1998, options exercisable to purchase 1,124,000 shares of the Company's common stock under the Plan were outstanding as follows:

                                                  Options Outstanding                                 Options Exercisable
                                -------------------------------------------------------     ---------------------------------------
                                                                           Weighted                                   Weighted
                                                                            Average                                    Average
                                                      Expiration           Exercise                                   Exercise
Range of Exercise Prices            Shares               Date                Price               Shares                 Price
------------------------        ---------------     ---------------     ---------------     -----------------     -----------------
$0.80 - $1.33                           875,000                2006              $ 0.87               823,000                $ 0.87
$4.75                                    70,000                2008                4.75                    --                    --
$10.50-$12.10                           875,000                2008               10.69               301,000                 10.50
                                ---------------                         ---------------     -----------------     -----------------
                                      1,820,000                                  $ 5.74             1,124,000                $ 3.73
                                ---------------                         ---------------     -----------------     -----------------

     The Company's auto finance subsidiary has granted options to certain of its key employees to purchase up to 15.0% of that subsidiary. These options vest over a five year period and are exercisable at a predetermined price which increases each year.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  401(k) PLAN

     The Company maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the "401(k) Plan") for the benefit of all eligible employees of the Company. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax salary or the annual dollar limit of $10,000 for 1998. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee's salary. The contributions made by the Company in 1998 were $402,000. There were no contributions made by the Company in 1997 and 1996.

18.  OTHER EXPENSES

     Other expenses are comprised of the following:

                                                                                   YEARS ENDED DECEMBER 31,
                                                                -------------------------------------------------------------
(Dollars in thousands)                                                 1998                  1997                  1996
                                                                -----------------     -----------------     -----------------
Marketing                                                                 $ 3,624                $1,740                $  171
Forms, supplies, postage and delivery                                       2,226                 1,301                   384
Telephone                                                                   1,707                   921                   185
Professional fees                                                           1,790                   788                   339
Travel and entertainment                                                    1,644                   885                   170
Loan servicing expense                                                      1,344                   349                   168
Data processing                                                               978                   529                   364
Deposit insurance premiums                                                    156                   309                   371
Insurance premiums                                                            590                   253                    93
Loan expenses                                                                 963                   476                   168
Amortization of intangible assets                                             239                   127                   132
Office closure expense                                                        800                    --                    --
Other                                                                       1,208                   470                   227
                                                                -----------------     -----------------     -----------------
          Total                                                           $17,269                $8,148                $2,772
                                                                =================     =================     =================

     The expense for office facilities closed represents the net present value of future lease obligations net of expected sublease income related to five real estate lending branch offices that were closed during the fourth quarter of 1998.

19.  EARNINGS PER SHARE

     On December 31, 1997, the Company adopted SFAS 128 for calculating earnings per share as shown below:

                                                                                   Years Ended December 31,
                                                               --------------------------------------------------------------
(Dollars in thousands, except per share amounts)                      1998                  1997                   1996
                                                               -----------------     -----------------     ------------------
Earnings per share  basic
     Net income applicable to common stock                               $ 6,763               $ 6,248                $   950
                                                               -----------------     -----------------     ------------------
     Average common shares outstanding                                    15,263                10,739                 10,669
                                                               -----------------     -----------------     ------------------
     Per share                                                           $  0.44               $  0.58                $  0.09
                                                               =================     =================     ==================

Earnings per share  diluted:
     Net income                                                          $ 6,763               $ 6,248                $   950
                                                               =================     =================     ==================
     Average common shares outstanding                                    15,263                10,739                 10,669
     Add: Stock options                                                      880                 1,136                     --
                                                               -----------------     -----------------     ------------------
     Average common shares outstanding  diluted                           16,143                11,875                 10,669
                                                               -----------------     -----------------     ------------------
     Per share                                                           $  0.42               $  0.53                $  0.09
                                                               =================     =================     ==================

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments are as follows at the dates indicated:

                                                       December 31,              December 31,
                                                           1998                      1997
                                                ------------------------   -----------------------
(Dollars in thousands)                            Carrying    Fair Value    Carrying    Fair Value
                                                   Value       Estimate      Value       Estimate
                                                -----------  -----------   ----------  -----------
Assets:
    Cash and cash equivalents                     $ 52,211      $ 52,211    $ 19,026      $ 19,026
     Securities                                         --            --       1,002         1,002
     Residual interests in securitizations              --            --       8,230         8,230
     Loans, net                                    133,718       133,718     148,535       161,324
     Loans held for sale                           214,406       220,431     120,002       126,782
     Federal Home Loan Bank Stock                    2,120         2,120       1,945         1,945
     Accrued interest                                2,034         2,034       1,494         1,494
Liabilities:
     Deposits                                      321,668       322,724    $233,194      $233,538
     Notes payable                                  10,930        10,930      12,930        12,930
     Federal Home Loan Bank advances                    --            --      28,000        28,000
     Warehouse lines of credit                          --            --       6,237         6,237

     The following summary presents a description of the methodologies and assumptions used to estimate the fair value of the Company's financial instruments. Because no ready market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

     Cash and cash equivalents: Cash and cash equivalents are valued at their carrying amounts included in the consolidated statements of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

     Securities: Securities are valued at quoted market prices where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments.

     Residual interests in securitizations: The fair value of residual interests in securitizations is determined by discounting the estimated cash flows received over the life of the asset using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments also subject to prepayment, credit and interest rate risk.

     Loans, net: For real estate loans, fair values were estimated using quoted prices for equivalent yielding loans as adjusted for interest rates, margin differences and other factors. For non-mortgage loans, fair values, were estimated at carrying amounts due to their short-term maturity and portfolio interest rates that are equivalent to present market interest rates.

     Loans held for sale: The fair value of loans held for sale is based on current pricing of whole loan transactions that a purchaser unrelated to the seller would demand for a similar loan.

     Federal Home Loan Bank stock: Since no secondary market exists for FHLB stock and the stock is bought and sold at par by the FHLB, fair value of these financial instruments approximates the carrying value.

     Accrued interest: The carrying amounts of accrued interest approximate their fair values.

     Deposits: The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities.

     Federal Home Loan Bank advances: The fair value of FHLB advances are valued at their carrying amounts included in the consolidated statements of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the advances.

     Notes payable: The fair value of notes payable is considered to approximate carrying value as their note rates are consistent with present market rates.

     Warehouse lines of credit: The fair value of the warehouse lines of credit is considered to approximate carrying value as the note rate is consistent with present market rates.

     Financial instruments with off-balance sheet risk: No fair value is ascribed to the Company's outstanding commitments to fund loans since commitment fees are not significant and predominantly all such commitments are variable-rate loan commitments. There were no significant unrealized gains and losses on commitments to sell loans.

21.  OPERATING SEGMENTS

     In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Effective January 1, 1998, the Company adopted SFAS 131 and is reporting on its operating segments as follows:

     The Company has four reportable segments: mortgage finance, auto finance, insurance premium finance and banking. The mortgage finance segment originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The auto finance segment acquires, holds for investment and services subprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a five-branch federal savings bank and is the principal funding source for the Company's mortgage, auto and insurance premium finance segments.

     The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies except for (i) funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs) and (ii) an allocation between the mortgage finance and banking segments representing a cost reimbursement for services provided by the banking segment to the mortgage finance segment.

     The Company's reportable segments are strategic business units that offer different products and services. The are managed and reported upon separately within the Company.

                              At or For Year Ended December 31, 1998
                       -------------------------------------------------------

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               Insurance
                                      Mortgage               Auto               Premium
                                       Finance             Finance              Finance              Banking              Total
                                    -------------     ---------------      ---------------      ---------------     ---------------

Net interest income                      $  5,009             $ 8,498              $ 3,035              $ 9,557            $ 26,099
Provision for loan losses                   5,560                  --                  293                   --               5,853
Non-interest income                        49,154                 104                  410                3,198              52,866
Non-interest expense                       46,957               6,276                  386                7,739              61,358
                                    -------------     ---------------      ---------------      ---------------     ---------------
Segment profit (pre-tax)                 $  1,646             $ 2,326              $ 2,766              $ 5,016            $ 11,754
                                    =============     ===============      ===============      ===============     ===============
Loans                                    $208,850             $62,392              $44,360              $32,522            $348,124
Allowance for loan losses                   4,838               4,138                  349                  858              10,183

                                                                At or For Year Ended December 31, 1997
                                    -----------------------------------------------------------------------------------------------
                                                                               Insurance
                                      Mortgage              Auto                Premium
                                       Finance             Finance              Finance              Banking              Total
                                    -------------     ---------------      ---------------      ---------------     ---------------
Net interest income                      $  1,814             $ 3,370              $ 2,978              $ 5,938            $ 14,100
Provision for loan losses                      --                 350                  (85)                 242                 507
Non-interest income                        26,526                  27                  190                1,085              27,828
Non-interest expense                       20,578               3,487                  275                6,342              30,682
                                    -------------     ---------------      ---------------      ---------------     ---------------
Segment profit (loss) (pre-tax)          $  7,762             $  (440)             $ 2,978              $   439            $ 10,739
                                    =============     ===============      ===============      ===============     ===============
Loans                                    $124,144             $39,540              $28,501              $76,352            $268,537
Allowance for loan losses                   1,823               1,791                  450                2,423               6,487

                                                                At or For Year Ended December 31, 1996
                                    -----------------------------------------------------------------------------------------------
                                                                               Insurance
                                      Mortgage              Auto                Premium
                                       Finance             Finance              Finance              Banking              Total
                                    -------------     ---------------      ---------------      ---------------     ---------------
Net interest income                      $    411             $   521              $ 1,700              $ 6,076            $  8,708
Provision for loan losses                      --                  --                  194                   --                 194
Non-interest income                         2,352                  --                  271                  153               2,776
Non-interest expense                        2,620               1,135                  265                5,629               9,649
                                    -------------     ---------------      ---------------      ---------------     ---------------
Segment profit (pre-tax)                 $    143             $  (614)             $ 1,512              $   600            $  1,641
                                    =============     ===============      ===============      ===============     ===============
Loans                                    $ 20,766             $ 7,367              $31,683              $95,771            $155,587
Allowance for loan losses                     100                 192                  375                4,689               5,356

     For the reportable segment information presented, there are no reconciling items between the Company's consolidated results and segment net interest income, segment assets and segment profit. Substantially all expenses are recorded directly to each industry segment. Segment non-interest income and non-interest expense differ from the consolidated results due to an inter-segment cost reimbursement in 1998 and 1997 as follows:

                                                                                         Year Ended December 31,
                                                                                ---------------------------------------
                                                                                       1998                    1997
                                                                                ---------------         ---------------
Non-interest income for reportable segments                                             $52,866                 $27,828
Inter-segment cost reimbursement                                                         (1,800)                   (600)
                                                                                ---------------         ---------------
Consolidated non-interest income                                                        $51,066                 $27,228
                                                                                ===============         ===============

Non-interest expense for reportable segments                                            $61,358                 $30,682
Inter-segment cost reimbursement                                                         (1,800)                   (600)
                                                                                ---------------         ---------------
Consolidated non-interest expense                                                       $59,558                 $30,082
                                                                                ===============         ===============

22.  HOLDING COMPANY FINANCIAL INFORMATION

     Following are the financial statements of United PanAm Financial Corp. (holding company only):

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)                                                                  December 31,  December 31,
                                                                                            1998         1997
                                                                                        -----------   ------------
STATEMENTS OF FINANCIAL CONDITION
     Cash                                                                                   $   178   $   290
     Note receivable from affiliate                                                          58,138        --
     Other assets                                                                             1,965       297
     Investment in subsidiaries                                                              23,050    14,696
                                                                                         ----------   -------
          Total assets                                                                      $83,331   $15,283
                                                                                         ==========   =======
      Notes payable                                                                              --     2,000
     Other liabilities                                                                          418       274
                                                                                         ----------   -------
           Total liabilities                                                                    418     2,274
      Shareholders' equity                                                                   82,913    13,009
                                                                                         ----------   -------
           Total liabilities and shareholders' equity                                       $83,331   $15,283
                                                                                         ==========   =======

                                                                                         Years Ended
                                                                                        December 31,
                                                                               ------------------------------
                                                                                 1998         1997      1996
                                                                               --------     -------     -----
STATEMENTS OF OPERATIONS

     Equity in income of subsidiaries                                          $  6,155     $ 6,294     $ 952
     Interest income                                                              1,779          11         1
                                                                               --------     -------     -----
          Total income                                                            7,934       6,305       953
                                                                               --------     -------     -----
     Interest expense                                                                47          74        --
     Other expense                                                                  679          25         4
                                                                               --------     -------     -----
          Total expense                                                             726          99         4
                                                                               --------     -------     -----

     Income before income taxes                                                   7,208       6,206       949
     Income taxes (benefit)                                                         445         (42)       (1)
                                                                               --------     -------     -----
          Net income                                                           $  6,763     $ 6,248     $ 950
                                                                               ========     =======     =====

STATEMENTS OF CASH FLOWS

     Cash flows from operating activities:

       Net income                                                              $  6,763     $ 6,248     $ 950
       Equity in earnings of subsidiaries                                        (6,155)     (6,294)     (952)
       Increase in accrued interest receivable                                   (1,767)         --        --
       (Increase) decrease in other assets                                          100        (268)        7
       Increase in other liabilities                                                144         274        --
       Other, net                                                                   140          --        --
                                                                               --------     -------     -----
          Net cash provided by (used in) operating activities                      (775)        (40)        5
                                                                               --------     -------     -----

     Cash flows from financing activities:
       Issuance of common stock                                                  63,001          --        --
       Issuance of note to subsidiary                                           (58,138)         --        --
       Capital contributed to subsidiary                                         (2,200)     (1,702)       --
       Increase (decrease) in notes payable to shareholders                      (2,000)      2,000        --
                                                                               --------     -------     -----
       Net cash provided by financing activities                                    663         298        --
                                                                               --------     -------     -----
       Net increase (decrease) in cash and cash equivalents                        (112)        258         5
       Cash and cash equivalents at beginning of period                             290          32        27
                                                                               --------     -------     -----
       Cash and cash equivalents at end of period                              $    178     $   290     $  32
                                                                               ========     =======     =====

23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)                                         THREE MONTHS ENDED
                                                   --------------------------------------------------------------------------------
                                                       MARCH 31,             JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
1998:                                                     1998                 1998                 1998                 1998
                                                   ------------------   ------------------   ------------------   -----------------
Net interest income                                           $ 5,249              $ 6,913              $ 6,996             $ 6,942
Provision for loan losses                                          38                1,085                  661               4,069
Non-interest income                                            10,098               17,533               17,310               6,125
Non-interest expense                                           12,797               15,967               15,642              15,152
                                                   ------------------   ------------------   ------------------   -----------------
     Income (loss) before income taxes                          2,512                7,394                8,003              (6,154)
Income taxes (benefit)                                          1,059                3,181                3,333              (2,581)
                                                   ------------------   ------------------   ------------------   -----------------
     Net income (loss)                                        $ 1,453              $ 4,213              $ 4,670             $(3,573)
                                                   ==================   ==================   ==================   =================
Earnings (loss) per share - basic                             $  0.13              $  0.27              $  0.27             $ (0.21)
                                                   ==================   ==================   ==================   =================
Earnings (loss) per share - diluted                           $  0.12              $  0.26              $  0.26             $ (0.21)
                                                   ==================   ==================   ==================   =================

                                                                                    THREE MONTHS ENDED
                                                   --------------------------------------------------------------------------------
                                                       MARCH 31,             JUNE 30,          SEPTEMBER 30,        DECEMBER 31,
1997:                                                     1997                 1997                 1997                1997
                                                   ------------------   ------------------   ------------------   -----------------
Net interest income                                           $ 2,766              $ 3,511              $ 3,844             $ 3,979
Provision for loan losses                                          94                  285                   66                  62
Non-interest income                                             2,523                4,876                8,384              11,445
Non-interest expense                                            4,800                6,496                7,989              10,797
                                                   ------------------   ------------------   ------------------   -----------------
     Income before income taxes                                   395                1,606                4,173               4,565
Income taxes                                                      162                  666                1,752               1,911
                                                   ------------------   ------------------   ------------------   -----------------
     Net income                                               $   233              $   940              $ 2,421             $ 2,654
                                                   ==================   ==================   ==================   =================
Earnings per share - basic                                    $  0.02              $  0.09              $  0.23             $  0.24
                                                   ==================   ==================   ==================   =================
Earnings per share - diluted                                  $  0.02              $  0.08              $  0.21             $  0.22
                                                   ==================   ==================   ==================   =================