Form 10-Q
period 1999-03-31
UNITED PANAM FINANCIAL CORP
filed 1999-05-13
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 1999

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

The number of shares outstanding of the Registrant's Common Stock as of May 10, 1999 was 16,979,250 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                MARCH 31, 1999

                                     INDEX


PART I.        FINANCIAL INFORMATION                                                              Page
                                                                                                  ----
Item 1.        Financial Statements

               Consolidated Statements of Financial Condition as of
                 March 31, 1999 and December 31, 1998                                                1

               Consolidated Statements of Operations
                 for the three months ended March 31, 1999
                 and March 31, 1998                                                                  2

               Consolidated Statements of Cash Flows
                 for the three months ended March 31, 1999
                 and March 31, 1998                                                                  3

               Notes to Consolidated Financial Statements                                            5

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                       9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                           30

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                    31

Item 2.        Changes in Securities and Use of Proceeds                                            31

Item 3.        Defaults Upon Senior Securities                                                      31

Item 4.        Submission of Matters to a Vote of Security Holders                                  31

Item 5.        Other Information                                                                    31

Item 6.        Exhibits and Reports on Form 8-K                                                     32

PART I.                       FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.
           --------------------

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (UNAUDITED)


                                                                           March 31,       December 31,
(Dollars in thousands, except per share data)                                1999              1998
                                                                          -----------      ------------
ASSETS
Cash and due from banks                                                   $    46,100        $   5,211
Short term investments                                                         42,500           47,000
                                                                          -----------        ---------
   Cash and cash equivalents                                                   88,600           52,211
Residual interests in securitizations, at fair value                           12,191                -
Loans, net                                                                    165,574          133,718
Loans held for sale                                                           129,668          214,406
Premises and equipment, net                                                     4,861            4,803
Federal Home Loan Bank stock, at cost                                           2,148            2,120
Accrued interest receivable                                                     1,297            2,034
Real estate owned, net                                                          2,248            1,877
Goodwill and other intangible assets                                            2,198            2,349
Other assets                                                                   13,481           12,041
                                                                          -----------        ---------
     Total assets                                                         $   422,266        $ 425,559
                                                                          ===========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $   312,986        $ 321,668
Notes payable                                                                  10,930           10,930
Accrued expenses and other liabilities                                         16,726           10,048
                                                                          -----------        ---------
     Total liabilities                                                        340,642          342,646
                                                                          -----------        ---------

Common stock (no par value):
    Authorized, 20,000,000 shares
    Issued and outstanding, 16,879,250 and 17,375,000 shares at
    March 31, 1999 and December 31, 1998, respectively                         66,288           68,378
Retained earnings                                                              15,336           14,535
                                                                          -----------        ---------
     Total shareholders' equity                                                81,624           82,913
                                                                          -----------        ---------
     Total liabilities and shareholders' equity                           $   422,266        $ 425,559
                                                                          ===========        =========

See notes to consolidated financial statements                                1

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                    Three Months
(Dollars in thousands, except per share data)                                      Ended March 31,
                                                                      ----------------------------------------
                                                                             1999                   1998
                                                                      -----------------      -----------------
INTEREST INCOME
   Loans                                                                      $  11,552               $  9,358
   Short term investments                                                           527                    186
                                                                      -----------------      -----------------
        Total interest income                                                    12,079                  9,544
                                                                      -----------------      -----------------
 INTEREST EXPENSE
   Deposits                                                                       4,032                  3,247
   Warehouse lines of credit                                                        350                    559
   Federal Home Loan Bank advances                                                    -                    301
   Notes payable                                                                    137                    188
                                                                      -----------------      -----------------
     Total interest expense                                                       4,519                  4,295
                                                                      -----------------      -----------------
             Net interest income                                                  7,560                  5,249
   Provision for loan losses                                                      2,630                     38
                                                                      -----------------      -----------------
            Net interest income after provision for loan losses                   4,930                  5,211
                                                                      -----------------      -----------------
Non-interest Income
  Gain on sale of loans, net                                                     10,182                  9,897
   Loan related charges and fees                                                     41                     27
   Service charges and fees                                                         196                    143
   Other income                                                                      43                     31
                                                                      -----------------      -----------------
         Total non-interest income                                               10,462                 10,098
                                                                      -----------------      -----------------
NON-INTEREST EXPENSE
   Compensation and benefits                                                      8,408                  8,600
   Occupancy                                                                      1,467                  1,112
   Other                                                                          4,152                  3,085
                                                                      -----------------      -----------------
     Total non-interest expense                                                  14,027                 12,797
                                                                      -----------------      -----------------
     Income before income taxes                                                   1,365                  2,512

Income taxes                                                                        564                  1,059
                                                                      -----------------      -----------------
Net income                                                                    $     801               $  1,453
                                                                      =================      =================
Earnings per share-basic                                                      $    0.05               $   0.13
                                                                      =================      =================
Earnings per share-diluted                                                    $    0.04               $   0.12
                                                                      =================      =================
Weighted average shares outstanding-basic                                        17,210                 10,950
                                                                      =================      =================
Weighted average shares outstanding-diluted                                      17,850                 11,876
                                                                      =================      =================

See notes to consolidated financial statements                              2

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

(Dollars in thousands)                                                                              Three Months
                                                                                                   Ended March 31,
                                                                                    ------------------------------------------
                                                                                            1999                    1998
                                                                                    ------------------     -------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                   $     801               $   1,453

Adjustments to reconcile net income
 to net cash provided by (used in) operating activities:
   Gain on sale of loans                                                                          (232)                 (9,897)
   Origination of mortgage loans held for sale                                                (213,910)               (263,502)
   Sales of mortgage loans held for sale                                                       259,652                 202,957
   Non cash gain on securitization of mortgage loans                                           (12,191)                     --
   Net proceeds from sale of residual interests in securitizations                                  --                   8,302
   Provision for loan losses                                                                     2,630                      38
   Accretion of discount on loans                                                                  (28)                   (338)
   Depreciation and amortization                                                                   687                     377
   FHLB stock dividend                                                                             (28)                    (27)
   Decrease (increase) in accrued interest receivable                                              737                    (366)
   Increase in other assets                                                                     (1,440)                 (3,804)
   Increase in accrued expenses and other liabilities                                            6,678                   5,162
   Other, net                                                                                      211                      --
                                                                                    ------------------     -------------------
     Net cash provided by (used in) operating activities                                        43,567                 (59,645)
                                                                                    ------------------     -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Proceeds from maturities of investment securities                                                --                   1,002
   Repayments of mortgage loans                                                                 11,943                   7,410
   Originations, net of repayments, of non-mortgage loans                                       (8,013)                (18,428)
   Purchase of premises and equipment                                                             (594)                   (851)
   Purchase of treasury stock                                                                   (2,362)                     --
   Proceeds from sale of real estate owned                                                         470                     445
   Other, net                                                                                       60                    (330)
                                                                                    ------------------     -------------------
     Net cash provided by (used in) investing activities                                         1,504                 (10,752)
                                                                                    ------------------     -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Net (decrease) increase in deposits                                                          (8,682)                 55,038
   Proceeds, net of repayments, from warehouse lines of credit                                      --                  47,651
   Proceeds, net of repayments, from FHLB advances                                                  --                 (23,000)
                                                                                    ------------------     -------------------
       Net cash (used in) provided by financing activities                                      (8,682)                 79,689
                                                                                    ------------------     -------------------

Net increase in cash and cash equivalents                                                       36,389                   9,292

Cash and cash equivalents at beginning of period                                                52,211                  19,026
                                                                                    ------------------     -------------------
Cash and cash equivalents at end of period                                                   $  88,600               $  28,318
                                                                                    ==================     ===================

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED
                                  (Unaudited)

(Dollars in thousands)                                                                           Three Months Ended
                                                                                                      March 31,
                                                                                       -------------------------------------
                                                                                              1999                 1998
                                                                                       ----------------     ----------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for:

       Interest                                                                                  $4,376               $3,909
                                                                                       ----------------     ----------------

       Taxes                                                                                     $   --               $1,585
                                                                                       ----------------     ----------------

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
       ACTIVITIES

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                                                $  841               $  270
                                                                                       ----------------     ----------------

See notes to consolidated financial statements.

                 UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)

1.  Organization

      United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation, a California corporation, was organized in 1997 as a wholly-owned subsidiary of the Company.

2.  BASIS OF PRESENTATION

      Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; pricing of loans in the whole loan and securitization markets; risks in connection with the securitization of mortgage loans; risks relating to Year 2000; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

      The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., United PanAm Mortgage Corporation and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of March 31, 1999 and December 31, 1998. Significant inter-company accounts and transactions have been eliminated in consolidation.

      These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual

Report on Form 10-K for the year ended December 31, 1998.

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

      Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 1999 and 1998:

                                                                                                      Three Months
(Dollars in thousands, except per share amounts)                                                     Ended March 31,
                                                                                           ---------------------------------
                                                                                                 1999               1998
                                                                                           ---------------    --------------
Earnings per share - basic
     Net income                                                                                    $   801           $ 1,453
                                                                                           ---------------    --------------
     Average common shares outstanding                                                              17,210            10,950
                                                                                           ===============    ==============
     Earnings per share - basic                                                                    $  0.05           $  0.13
                                                                                           ===============    ==============
Earnings per share - diluted
     Net income                                                                                    $   801           $ 1,453
                                                                                           ===============    ==============
     Average common shares outstanding                                                              17,210            10,950
     Add: Stock options                                                                                640               926
                                                                                           ---------------    --------------
     Average common shares outstanding - diluted                                                    17,850            11,876
                                                                                           ===============    ==============
     Earnings per share - diluted                                                                  $  0.04           $  0.12
                                                                                           ===============    ==============

4.    ACCOUNTING PRONOUNCEMENTS

      In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the three months ended March 31, 1999 and 1998, the Company had no items of comprehensive income to report other than net income.

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

6.  OPERATING SEGMENTS

      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"), which establishes standards for the way that public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. Effective January 1, 1998, the Company adopted SFAS 131 and is reporting on its operating segments discussed below.

      The Company has four reportable segments: (1) mortgage finance, (2) auto finance, (3) insurance premium finance, and (4) banking. The mortgage finance segment originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The auto finance segment acquires, holds for investment and services subprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a five-branch federal savings bank and is the principal funding source for the Company's mortgage, auto and insurance premium finance segments.

      The accounting policies of the segments are the same as those of the Company's except for (1) funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs) and (2) an allocation between the mortgage finance and banking segment representing a cost reimbursement for services provided by the banking segment to the mortgage finance segment.

     The Company's reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

                                                                  At or For Three Months Ended March 31, 1999
                                       -------------------------------------------------------------------------------------------
                                                                                    Insurance
                                            Mortgage              Auto               Premium
                                            Finance              Finance             Finance           Banking           Total

                                       ---------------      ---------------     ---------------   ---------------  ---------------
Net interest income                           $  1,151              $ 3,050             $   638           $ 2,721         $  7,560
Provision for loan losses                        2,558                   --                  72                --            2,630
Non-interest income                             10,182                   41                 126               563           10,912
Non-interest expense                            10,152                2,166                 222             1,937           14,477
                                       ---------------      ---------------     ---------------   ---------------  ---------------
Segment profit (loss), pre-tax                $ (1,377)             $   925             $   470           $ 1,347         $  1,365
                                       ===============      ===============     ===============   ===============  ===============
Loans                                         $141,302              $71,573             $43,258           $39,109         $295,242
Allowance for loan losses                     $  5,335              $ 5,011             $   300           $   744         $ 11,390

                                                                At or For Three Months Ended March 31, 1998
                                       -------------------------------------------------------------------------------------------
                                                                                    Insurance
                                           Mortgage               Auto               Premium
                                            Finance              Finance             Finance           Banking           Total

                                       ---------------      ---------------     ---------------   ---------------  ---------------
Net interest income                           $  1,080              $ 1,563             $   709           $ 1,897         $  5,249
Provision for loan losses                           --                   --                  38                --               38
Non-interest income                              9,897                   21                  79               551           10,548
Non-interest expense                            10,376                1,333                  96             1,442           13,247
                                       ---------------      ---------------     ---------------   ---------------  ---------------
Segment profit, pre-tax                       $    601              $   251             $   654           $ 1,006         $  2,512
                                       ===============      ===============     ===============   ===============  ===============
Loans                                         $191,376              $35,740             $50,157           $72,722         $349,995
Allowance for loan losses                     $  1,059              $ 2,310             $   423           $ 3,140         $  6,932

      For the reportable segment information presented, there are no reconciling items between the Company's consolidated results and segment net interest income, segment assets and segment profit. Substantially all expenses are recorded directly to each industry segment. Segment non-interest income and non-interest expense differ from the consolidated results due to an inter-segment cost reimbursement in 1999 and 1998 as follows:

                                                                                       Three Months Ended March 31,
                                                                                ---------------------------------------
                                                                                       1999                    1998
                                                                                ---------------         ---------------
Non-interest income for reportable segments                                             $10,912                 $10,548
Inter-segment cost reimbursement                                                           (450)                   (450)
                                                                                ---------------         ---------------
Consolidated non-interest income                                                        $10,462                 $10,098
                                                                                ===============         ===============

Non-interest expense for reportable segments                                            $14,477                 $13,247
Inter-segment cost reimbursement                                                           (450)                   (450)
                                                                                ---------------         ---------------
Consolidated non-interest expense                                                       $14,027                 $12,797
                                                                                ===============         ===============

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
              OF OPERATIONS.
              -------------

      Certain statements in this Quarterly Report on Form 10-Q including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking and mortgage lending industry; changes in the interest rate environment; rapid growth of the Company's businesses; pricing of loans in the whole loan and securitization markets; risks in connection with the securitization of mortgage loans; risks relating to Year 2000; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). For discussion of the factors that might cause such a difference, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results" and other risks identified from time to time in the Company's filings with the SEC.

GENERAL

  THE COMPANY

      The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment or sale residential mortgage loans, personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company believes that management's experience in originating, assessing, pricing and managing credit risk enables the Company to earn attractive risk-adjusted returns. The Company has funded its operations to date principally through retail deposits, Federal Home Loan Bank ("FHLB") advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales.

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

      Finance companies, such as the Company, generate income from a combination of (1) "spread" or "net interest" income (i.e., the difference between the yield on loans, net of loan losses, and the cost of funding) and (2) "non-interest" income (i.e., the fees received for various services and gain on the sale of loans). Income is used to cover operating expenses incurred (i.e., compensation and benefits, occupancy and other expenses) in generating that income. Each of the Company's businesses, as described below, generates income from a combination of spread and non-interest income.

  MORTGAGE FINANCE

      The Company originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value. The Company completed its second securitization of mortgage loans in March 1999 in the amount of $225 million and recorded a net gain on sale of $10.1 million.

     As part of the March 1999 securitization, the Company also recorded residual interests in securitizations consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The Company classifies its residual interests in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations.

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

     To date, the Company's mortgage lending income is generated from gains on securitizations of loans, cash gains on sales of loans and a spread component resulting from loans held prior to sale. Income generated from this mortgage finance business covers operating costs, including compensation, occupancy, loan origination, and administrative expenses.

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

     As a result of the Commonwealth and Coast acquisitions, IPF increased its commercial insurance premium financing to approximately 14.7% of loans outstanding at March 31, 1999.

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

  THE BANK

     The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of March 31, 1999, the Bank was a five-branch federal savings bank with $313.0 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $30.0 million in principal amount (before unearned discounts and premiums) at March 31, 1999.

     The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from (1) loans purchased from the RTC, (2) its short term investments portfolio, and (3) consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

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

     The Company relies upon third-party software vendors and service providers for a substantial amount of its electronic data processing. Thus, one of the Company's Year 2000 focuses is to monitor the progress of its primary software vendors and service providers towards compliance with Year 2000 issues and prepare to test actual data of the Company on simulated processing of future sensitive dates. It is expected that all critical systems provided by third-party service providers will be tested and validated by June 1999.

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

     Costs to Address the Year 2000 Issue.

     The Company has budgeted expenditures of approximately $600,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of fully dedicated Year 2000 project management team resources, some of whom are third party contractors. The Company estimates that it has incurred approximately $375,000 of its Year 2000 budget expenditures through March 31, 1999 and will incur an additional $200,000 by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not track the cost and time that its own internal employee spend on addressing Year 2000 issues.

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

  AVERAGE BALANCE SHEETS

     The following table sets forth information relating to the Company for the three months ended March 31, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                        Three Months Ended March 31,
                                             -----------------------------------------------------------------------------
                                                                1999                                   1998
                                             ----------------------------------------  -----------------------------------
                                                                             Average                               Average
(Dollars in thousands)                           Average                      Yield/      Average                   Yield/
                                               Balance(1)         Interest     Cost     Balance(1)     Interest      Cost
                                              -------------     -----------  --------  ------------   ----------   -------
Assets
Interest earning assets
   Investment securities                         $ 41,811        $   527       5.04%    $ 15,253         $  186     4.89%
   Mortgage loans, net(2)                         269,072          6,130       9.11%     257,070          5,857     9.11%
   IPF loans, net(3)                               42,962          1,416      13.19%      45,300          1,462    12.91%
   Automobile installment
    contracts, net(4)                              68,245          4,006      23.48%      33,537          2,039    24.32%
                                                 --------        -------                --------         ------
      Total interest earning assets               422,090         12,079      11.45%     351,160          9,544    10.87%
                                                                 -------                                 ------
Non-interest earnings assets                       39,922                                 11,454
                                                 --------                               --------
       Total assets                              $462,012                               $362,614
                                                 ========                               ========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                             $328,958        $ 4,032       4.97%    $262,907         $3,247     5.01%
   Notes payable                                   10,930            137       5.03%      12,930            188     5.90%
   FHLB advances                                       --             --         --       20,907            301     5.84%
   Warehouse lines of credit                       24,174            350       5.87%      33,535            559     6.76%
                                                 --------        -------                --------         ------
       Total interest bearing liabilities         364,062          4,519       5.03%     330,279          4,295     5.27%
                                                                 -------                                 ------
Non-interest bearing liabilities                   16,294                                 19,319
                                                 --------                               --------
       Total liabilities                          380,356                                349,598
Equity                                             81,656                                 13,016
                                                 --------                               --------
      Total liabilities and equity               $462,012                               $362,614
                                                 ========                               ========
Net interest income before  provision
       for loan losses                                           $ 7,560                                 $5,249
                                                                 =======                                 ======
Net interest rate spread(5)                                                    6.42%                                5.60%
Net interest margin(6)                                                         7.26%                                6.06%
Ratio of interest earning assets to
       interest bearing liabilities                                             116%                                 106%


_______________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

     GENERAL

      Net income decreased from $1.5 million for the three months ended March 31, 1998 to $801,000 for the three months ended March 31, 1999. The Company's automobile finance division reported operating income of $925,000 for the three months ended March 31, 1999, compared with $251,000 for the first quarter of 1998, representing an increase of 269%. Growth in automobile finance receivables from the Company's existing retail branches as well as new branches opened in 1998 and 1999 contributed significantly to the growth in automobile finance operating income. Also showing improved results was the

Company's banking operations which reported operating income of $1.3 million for the first quarter of 1999, compared with $1.0 million for the same quarter in the prior year. The banking operations benefited from a decline in the average rate paid on deposits and other borrowings, spread income from the Company's other businesses, as well as using a portion of the cash proceeds from the Company's initial public offering to provide additional financing for its business units.

     Operating income for the Company's insurance premium finance business declined to $470,000 in the first quarter of 1999, compared with $654,000 for the same period in 1998. Additional competition in this business from insurance companies' direct bill and sale programs as well as lower average balances per loan were the primary reasons for the decline in operating income. Lower average balances per loan generally resulted from lower insurance premiums available to the public.

     The Company's mortgage finance business reported an operating loss of $1.4 million for the first quarter of 1999, compared with an operating profit of $601,000 in the first quarter of 1998. The mortgage finance business continues to be negatively impacted by lower loan origination volumes, lower loan sale pricing and high levels of non-accrual loans. While the net gains on the sale of loans were 3.89% during the first quarter of 1999, an improvement over the fourth quarter of 1998 level of 2.96%, they were less than the 5.10% reported in the first quarter of 1998. In addition, the provision for loan losses in the mortgage finance business was $2.6 million for the first quarter of 1999. The increase in provision for loan losses was a direct result of the increase in non-accrual loans from $9.1 million at March 31, 1998 to $18.5 million at March 31, 1999.

     Mortgage loan originations decreased from $263.8 million for the three months ended March 31, 1998 to $207.7 million for the three months ended March 31, 1999 and insurance premium finance originations decreased from $43.9 million for the three months ended March 31, 1998 to $33.6 million for the three months ended March 31, 1999, while auto contracts purchased increased from $17.8 million for the three months ended March 31, 1998 to $28.1 million for the three months ended March 31, 1999. Sales of mortgage loans were $261.9 million for the three months ended March 31, 1999 and $193.8 million for the comparable period in 1998.

   INTEREST INCOME

     Interest income increased from $9.5 million for the three months ended March 31, 1998 to $12.1 million for the three months ended March 31, 1999 due primarily to a $70.9 million increase in average interest earning assets and a 0.58% increase in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $34.7 million, investment securities, which increased $26.6 million and mortgage loans, which increased $12.0 million. The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in the Company's liquidity, reflecting the proceeds received from the initial public offering. The increase in mortgage loan receivables was a result of an increase in the average balance of loans held for sale during the three months ended March 31, 1999, compared to the three months ended March 31, 1998. As a result of the loan securitization completed in March 1999, loans were accumulated in the warehouse for a longer period of time as compared to the first quarter of 1998.

     The improvement in the average yield on interest earning assets was principally due to an increased concentration of higher yielding loans in the three months ended March 31, 1999 compared to the three months ended March 31, 1998. Average automobile installment contracts, with an average yield of 23.5%, comprised 16.2% of average interest earning assets at March 31, 1999 compared to 9.6% of average interest earning assets at March 31, 1998.

  INTEREST EXPENSE

     Interest expense increased from $4.3 million for the three months ended March 31, 1998 to $4.5 million for the three months ended March 31, 1999 due to a $33.8 million increase in average interest bearing liabilities partially offset by a 0.24% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $262.9 million during the quarter ended March 31, 1998 to $329.0 million during the quarter ended March 31, 1999. The increase in deposits resulted from the use of retail and wholesale certificates of deposit ("CDs") to finance the Company's lending growth. The average cost of deposits decreased from 5.01% for the three months ended March 31, 1998 to 4.97% for the comparable period in 1999 generally as a result of declining interest rates and a decrease in the Bank's higher-cost wholesale deposits and an increase in the Bank's lower-cost retail deposits.

     The decrease in the average cost of interest bearing liabilities was primarily due to the increase in deposits as a percentage of total interest bearing liabilities for the three months ended March 31, 1999 compared to the three months ended March 31, 1998. At March 31, 1999, deposits accounted for 90.4% of interest bearing liabilities compared to 79.6% at March 31, 1998. Deposits constitute a lower-cost funding source relative to the Company's other financing sources.

  PROVISION FOR LOAN LOSSES

     Provision for loan losses was $2.6 million for the three months ended March 31, 1999. The provision for loan losses reflects the Company's loan growth over the past 12 months as well as an increase in specific loss allowances related to non-performing mortgage loans originated primarily during the first three quarters of 1998. Non-performing mortgage loans were $17.5 million at March 31, 1999 compared to $8.0 million at March 31, 1998. Of the non-performing mortgage loans at March 31, 1999, 97% were originated prior to the changes implemented in the Company's underwriting criteria and practices in October 1998. No assurance can be given that these changes will impact loan quality or provision for loan losses. The total allowance for loan losses was $11.4 million at March 31, 1999 compared with $6.9 million at March 31, 1998, representing 6.89% of loans held for investment at March 31, 1999 and 4.20% at March 31, 1998. Net charge-offs to average loans were 2.34% for the twelve months ended March 31, 1999 compared with 0.55% for the twelve months ended March 31, 1998.

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

  NON-INTEREST INCOME

     Non-interest income increased $400,000, from $10.1 million for the three months ended March 31, 1998 to $10.5 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company securitized $225 million and sold $36.9 million in mortgage loans on a whole loan primarily non-recourse basis compared with whole loan sales of $193.8 million during the comparable period in 1998. Net gains on sales of loans, as a percentage of loans securitized and sold, were 3.89% for the three months ended March 31, 1999 compared with 5.10% for the three months ended March 31, 1998.

     The decline reflects lower loan sale prices for subprime mortgages in response to disruptions in the global capital markets during the later part of 1998. While loan sale prices for the Company's subprime mortgage loans improved during the first quarter of 1999, compared with the fourth quarter of 1998, management does not expect subprime loan sale prices in the near term to return to the levels prior to the capital market disruptions in the fourth quarter of 1998.

     As part of its March 1999 securitization, the Company recorded a net gain on sale of $10.1 million and recorded residual interests in securitizations of $12.2 million consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

     The Company classifies its residual interests in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations.

     Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. The assumptions used by the Company for valuing the residual interests in securitizations arising from its March securitization included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%. The Company used the "cash-out" method for valuing the residual interests in securitizations.

     In connection with its securitization transaction, an overcollateralization amount is required to be maintained which serves as credit enhancement to the senior certificate holders. The overcollateralization is required to be maintained at a specific target level of the principal balance of the certificates and can be increased as specified in the related securitization documents. Cash flows received in excess of the obligations to the senior certificate holders and certain costs of the securitization are deposited into a trust account until the overcollateralization target is reached. Once this target is reached, distribution of excess cash from the trust account are remitted to the Company.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $79,000, from $201,000 for the three months ended March 31, 1998 to $280,000 for the three months ended March 31, 1999.

  NON-INTEREST EXPENSE

     Non-interest expense increased $1.2 million, from $12.8 million for the three months ended March 31, 1998 to $14.0 million for the three months ended March 31, 1999. Compared to the first quarter of 1998, non-interest expense for automobile finance increased $833,000, banking increased $495,000 and insurance premium finance increased $126,000, while non-interest expense for the mortgage finance division decreased $224,000.

     The increase in the automobile finance division was driven primarily by higher salaries, employee benefit costs and occupancy expenses associated with the planned growth of this business segment. The increase in the insurance premium finance division was due to amortization expense related to the Coast acquisition premium in December 1998. The increase in the banking segment was a result of higher legal and investor relations costs associated with being a publicly owned company, higher deposit insurance and operating expenses related to the increase in retail deposits and increased overhead costs related to supporting the Company's other business segments. The decrease in the mortgage finance division was primarily attributed to lower salaries and commissions as a result of lower loan origination volume in the first quarter of 1999 compared with the same quarter in 1998.

     During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 76 employees in 11 offices, as of March 31, 1998, to 109 employees in 15 offices, as of March 31, 1999. During the same time, the Company consolidated its mortgage finance operations, resulting in a decrease from 508 employees in 28 offices, as of March 31, 1998, to 362 employees in 19 offices, as of March 31, 1999.

  INCOME TAXES

     Income taxes decreased $495,000, from $1.1 million for the three months ended March 31, 1998 to $564,000 million for the three months ended March 31, 1999. This decrease occurred as a result of a $1.1 million decrease in income before income taxes between the two periods and a decrease in the effective tax rate from 42.2% for the three months ended March 31, 1998 to 41.3% for the three months ended March 31, 1999.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

     Total assets decreased $3.3 million, from $425.6 million at December 31, 1998 to $422.3 million at March 31, 1999. This decrease occurred primarily as a result of a $52.9 million decrease in loans, from $348.1 million at December 31, 1998 to $295.2 million as of March 31, 1999. The decrease in loans was comprised of a $56.9 million decrease in subprime mortgage loans, a $1.2 million decrease in insurance premium finance loans and a $2.3 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments, offset by a $10.0 million increase (net of unearned finance charges) in auto contracts.

     Cash and cash equivalents increased $36.4 million, from $52.2 million at December 31, 1998 to $88.6 million at March 31, 1999, primarily as a result of an increase in the Company's liquidity due to proceeds from the mortgage loan securitization.

     Residual interests in securitizations were $12.2 million at March 31, 1999, which were entirely attributable to the Company's $225 million securitization in March 1999. There were no residual interests in securitizations at December 31, 1998.

     Deposits decreased $8.7 million, from $321.7 million at December 31, 1998 to $313.0 million at March 31, 1999, due primarily to the maturity of $10.3 million in brokered CDs during the quarter ended March 31, 1999. Included in deposits at December 31, 1998 were $10.3 million in brokered CDs. Retail deposits increased $9.7 million from $248.3 million at December 31, 1998 to $258.0 million at March 31, 1999, reflecting the continued financing of the Company's mortgage, automobile and insurance premium finance business segments through the Bank's five-branch network. Wholesale deposits decreased $18.4 million from $73.4 million at December 31, 1998 to $55.0 million at March 31, 1999 as a result of run-off of higher-rate certificates of deposit.

     Other interest bearing liabilities include the RTC notes payable, which remained unchanged at $10.9 million between the period ends. At December 31, 1998 and March 31, 1999, there were no FHLB advances or warehouse line of credit advances outstanding.

     Shareholders' equity decreased from $82.9 million at December 31, 1998 to $81.6 million at March 31, 1999, primarily as a result of the Company's buyback of 700,000 shares of its common stock for $2.4 million, offset by net income of $801,000 during the three months ended March 31, 1999.

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

     At December 31, 1998, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (1) a 200 basis point decrease in interest rates was 130 basis points and would result in a $7.1 million increase in the NPV of the Bank and (2) a 200 basis point increase in interest rates was 68 basis points and would result in a $3.7 million decrease in the NPV of the Bank. At December 31, 1998, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200, 300 and 400 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                                                    NPV as % of Portfolio
                                                  Net Portfolio Value                                  Value of Assets
                               ------------------------------------------------------     ---------------------------------------
        Change in Rates            $ Amount           $ Change             % Change            NPV Ratio             % Change
        ---------------        ---------------    ----------------     --------------     ------------------    -----------------
                                                                    (Dollars in thousands)
+400 bp                            $42,872           $(11,393)               -21%                9.96%               -220 bp
+300 bp                             47,398             (6,867)               -13%               10.87%               -129 bp
+200 bp                             50,532             (3,733)                -7%               11.48%                -68 bp
+100 bp                             52,427             (1,837)                -3%               11.83%                -33 bp
0 bp                                54,265                 --                 --                12.16%                    --
-100 bp                             57,404              3,139                 +6%               12.74%                +58 bp
-200 bp                             61,339              7,074                +13%               13.46%               +130 bp
-300 bp                             66,166             11,901                +22%               14.33%               +217 bp
-400 bp                             70,800             16,535                +30%               15.14%               +298 bp

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

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. Cash flows from sales and securitizations of loans were $259.7 million during the three months ended March 31, 1999 and $203.0 million during the three months ended March 31, 1998.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 1999, such retail deposits were $258.0 million or 82.4% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at March 31, 1999, wholesale deposits were $55.0 million or 17.6% of total deposits. The Bank had no broker-originated deposits at March 31, 1999. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                         March 31,                                    December 31,
                                                             --------------------------------------------------------------
                                            1999                                 1998                      1997
                               ---------------------------   --------------------------------------------------------------
                                                Weighted                    Weighted                           Weighted
                                                Average                     Average                            Average
                                 Balance          Rate         Balance       Rate             Balance           Rate
                               ------------  -------------   -----------  -------------    --------------   ---------------
                                                                  (Dollars in thousands)
  Passbook accounts              $ 52,222          4.20%       $ 37,348        4.05%           $ 26,095           3.76%
  Checking accounts                11,216          1.55%         12,171        1.37%              9,959           1.33%
  Certificates of deposit
   Under $100,000                 182,942          5.00%        194,396        5.40%            144,926           5.56%
   $100,000 and over               66,606          5.83%         77,753        5.32%             52,214           5.89%
                               ----------                     ----------                     ----------
     Total                       $312,986          4.92%       $321,668        5.07%           $233,194           5.25%
                               ==========                     ==========                     ==========

     The following table sets forth the time remaining until maturity for all CDs at March 31, 1999, December 31, 1998 and 1997.

                                                          March 31,               December 31,               December 31,
                                                            1999                      1998                       1997
                                                  -----------------------    --------------------      ----------------------
                                                                             (Dollars in thousands)
Maturity within one year                                         $222,302                $242,447                    $181,858
Maturity within two years                                          27,220                  29,548                      14,984
Maturity within three years                                            26                     154                         298
                                                  -----------------------    --------------------      ----------------------
Total certificates of deposit                                    $249,548                $272,149                    $197,140
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

     At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with (1) tangible capital of $37.9 million, or 9.07% of total adjusted assets, which is above the required level of $6.3 million, or 1.50%;
(2) core capital of $37.9 million, or 9.07% of total adjusted assets, which is above the required level of $12.6 million, or 3.00%; and (3) risk-based capital of $29.3 million, or 10.40% of risk-weighted assets, which is above the required level of $22.6 million, or 8.00%.

     The FDIC Improvement Act of 1991 ("FDICIA") required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to these requirements, the OTS adopted final rules, effective December 19, 1992, based upon FDICIA's five capital tiers: (1) well capitalized, (2) adequately capitalized, (3) undercapitalized, (4) significantly undercapitalized, and (5) critically undercapitalized.

     The rules provide that a savings association is "well capitalized" if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of March 31, 1999.

     The Company has other sources of liquidity, including FHLB advances, warehouse lines of credit and its liquidity and short-term investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by a portion of its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of March 31, 1999, the Bank's available borrowing capacity under this credit facility was $4.0 million.

     The Bank has $300 million in master repurchase agreements under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. These agreements may be terminated at any time at the option of either party. At March 31, 1999, there were no balances outstanding under these warehouse lines of credit.

     Other borrowings of the Company at March 31, 1999 consist of the RTC Notes Payable (as defined below) which mature in 1999.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                  March 31,               December 31,
                                                                                   -------------------------
                                                                     1999              1998           1997
                                                                -------------      ------------   ----------
                                                                           (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                      $    --             $34,500      $40,900
     Balance at end of period                                            --                  --       28,000
     Average balance for period                                          --              13,057       18,526
   Weighted average interest rate on
     Balance at end of period                                            --%                 --%        7.07%
     Average balance for period                                          --%               5.10%        5.95%
Warehouse line of credit
     Maximum month-end balance                                      $70,000             $95,000      $64,359
     Balance at end of period                                            --                  --        6,237
     Average balance for period                                      25,000              43,759        8,914
  Weighted average interest rate on
     Balance at end of period                                            --%                 --%        6.70%
     Average balance for period                                        5.87%               6.01%        6.10%

     The Company had no material contractual obligations or commitments for capital expenditures at March 31, 1999. However, the Company continues to expand its auto finance operations, which will entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. In addition, the Company may expand its mortgage operations. At March 31, 1999, the Company had outstanding commitments to originate loans of $28.0 million, compared to $23.3 million at December 31,

1998. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

     The $6,930,000 loan under the first Interim Capital Assistance Agreement dated April 29, 1994 was repaid on April 28, 1999.

LENDING ACTIVITIES

     To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a primarily non-recourse, servicing released basis. As a result, upon sale, risks and rewards of ownership transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual interests in this securitization to a third-party. In March 1999, the Company completed its second mortgage loan securitization for $225 million.

     Summary of Loan Portfolio. At March 31, 1999, the Company's loan portfolio constituted $295.2 million, or 69.9% of the Company's total assets, of which $165.6 million, or 56.1%, were held for investment and $129.6 million, or 43.9%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.


                                                            March 31,               December 31,              December 31,
                                                              1999                      1998                      1997
                                                     --------------------      --------------------      --------------------
MORTGAGE LOANS
Mortgage loans (purchased primarily from RTC)
     Held for sale                                               $     --                  $ 18,289                  $     --
     Held for investment                                           30,031                    14,039                    81,995
                                                     --------------------      --------------------      --------------------
     Total mortgage loans                                        $ 30,031                  $ 32,328                  $ 81,995
                                                     --------------------      --------------------      --------------------
Subprime mortgage loans
     Held for sale                                                129,668                   196,117                   120,002
     Held for investment                                           27,081                    17,570                     5,375
                                                     --------------------      --------------------      --------------------
     Total subprime mortgage loans                                156,749                   213,687                   125,377
                                                     --------------------      --------------------      --------------------
     Total mortgage loans                                         186,780                   246,015                   207,372
                                                     --------------------      --------------------      --------------------
CONSUMER LOANS
Automobile installment contracts                                   95,528                    83,921                    40,877
Insurance premium financing                                        43,558                    44,709                    39,990
Other consumer loans                                                1,124                     1,245                       267
                                                     --------------------      --------------------      --------------------
     Total consumer loans                                         140,210                   129,875                    81,134
                                                     --------------------      --------------------      --------------------
     Total loans                                                  326,990                   375,890                   288,506
Unearned discounts and premiums                                    (1,414)                     (212)                   (2,901)
Unearned finance charges                                          (18,944)                  (17,371)                  (10,581)
Allowance for loan losses                                         (11,390)                  (10,183)                   (6,487)
                                                     --------------------      --------------------      --------------------
     Total loans, net                                            $295,242                  $348,124                  $268,537
                                                     ====================      ====================      ====================

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at March 31, 1999 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                               March 31, 1999
                     -------------------------------------------------------------------------------------------------------------
                                      More Than 1    More Than 3    More Than 5    More Than 10
                        One Year or     Year to       Years to       Years to       Years to 20    More Than 20      Total Loans
                           Less         3 Years        5 Years       10 Years          Years           Years
                     -------------------------------------------------------------------------------------------------------------
                                                                 (Dollars in thousands)
Mortgage loans held
   for investment         $    14       $   709       $ 1,140         $3,816         $15,274          $ 36,159         $ 57,112
Mortgage loans held
   for sale                    --            --           122             --          11,839           117,707          129,668
Consumer loans             45,703        45,754        47,455          1,298              --                --          140,210
                     --------------  ------------  ------------  --------------  --------------  ----------------  ---------------
     Total                $45,717       $46,463       $48,717         $5,114         $27,113          $153,866         $326,990
                     ==============  ============  ============  ==============  ==============  ================  ===============

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

     At March 31, 1999, the Company had $5.8 million in assets classified as special mention, $18.3 million of assets classified as substandard, $54,000 in assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at March 31, 1999, December 31, 1998 and 1997.

Loan                 March 31,          % of Total         December 31,         % of Total       December 31,         % of Total
----
Delinquencies          1999               Loans               1998                Loans             1997               Loans
-------------    ----------------   ---------------    -----------------   ----------------    ---------------   ---------------
                                                                (Dollars in thousands)
30 to 59 days             $ 4,639               1.6%             $ 9,743                2.8%            $  356               0.1%
60 to 89 days               2,865               1.0%               8,161                2.3%               994               0.4%
90+ days                   14,752               5.0%              11,424                3.3%             7,101               2.6%
                 ----------------   ---------------    -----------------   ----------------    ---------------   ---------------
Total                     $22,246               7.6%             $29,328                8.4%            $8,451               3.1%
                 ================   ===============    =================   ================    ===============   ===============

     Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at March 31, 1999 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charg es) at March 31, 1999, December 31, 1998 and 1997.

                                                                   March 31,                       December 31,
                                                                                   -----------------------------------------
                                                                     1999                   1998                  1997
                                                             ------------------    -------------------    ------------------
                                                                                  (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                          $17,289                $19,242                $5,766
     Multi-family residential and commercial                                214                    214                   605
     Consumer and other loans                                             1,010                  1,168                 1,426
                                                             ------------------    -------------------    ------------------
          Total                                                         $18,513                $20,624                $7,797
                                                             ==================    ===================    ==================

Nonaccrual loans as a percentage of
     Total loans held for investment                                      11.18%                 15.42%                 5.25%
     Total assets                                                          4.38%                  4.85%                 2.51%
Allowance for loan losses as a percentage of
     Total loans held for investment                                       6.89%                  7.62%                 4.37%
     Nonaccrual loans                                                     61.52%                 49.37%                83.20%

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $2.2 million at March 31, 1999, $1.9 million at December 31, 1998 and $562,000 at December 31, 1997,
and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                          At or For the                      At or For the
                                                           Three Months                       Year Ended
                                                         Ended March 31,                     December 31,
                                                                             ------------------------------------------
                                                               1999                   1998                   1997
                                                        -----------------    -------------------    -------------------
                                                                            (Dollars in thousands)
ALLOWANCE FOR LOAN LOSSES
Balance at beginning of period                                    $10,183                $ 6,487                $ 5,356
     Provision for loan losses                                      2,630                  5,853                    507
     Charge-offs
          Mortgage loans                                           (2,172)                (4,536)                  (373)
          Consumer loans                                           (1,036)                (3,793)                (2,101)
                                                        -----------------    -------------------    -------------------
                                                                   (3,208)                (8,329)                (2,474)
     Recoveries
          Mortgage loans                                               --                    452                     77
          Consumer loans                                              115                  1,138                  1,068
                                                        -----------------    -------------------    -------------------
                                                                      115                  1,590                  1,145
                                                        -----------------    --------------------   -------------------
     Net charge-offs                                               (3,093)                (6,739)                (1,329)
     Acquisition discounts allocated to loss allowance              1,670                  4,582                  1,953
                                                        -----------------    --------------------   -------------------
Balance at end of period                                          $11,390                $10,183                $ 6,487
                                                        =================    ===================    ===================
     Annualized net charge-offs to average loans                     3.11%                  1.73%                  0.60%
     Ending allowance to period end loans, net                       6.89%                  7.62%                  4.37%

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

     The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's most recent examination by its regulatory agencies was completed in October 1998 and no adjustments to the Bank's allowance for loan losses was required.

CASH EQUIVALENTS AND SECURITIES PORTFOLIO

     The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities, which generally have maturities of less than 90 days, satisfy regulatory requirements for liquidity.

  The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                               March 31,                             December 31,
                                                                                   ---------------------------------------------
                                                                   1999                       1998                       1997
                                                            --------------         ------------------             --------------
                                                                                   (Dollars in thousands)
Balance at end of period
     Overnight deposits                                            $42,500                    $47,000                     $4,000
     U.S. agency securities                                             --                         --                      1,002
                                                               -----------                 ----------                  ---------
     Total                                                         $42,500                    $47,000                     $5,002
                                                               ===========                 ==========                  =========

Weighted average yield at end of period
     Overnight deposits                                               4.62%                      3.00%                      3.50%
     U.S. agency securities                                             --%                        --%                      6.54%
Weighted average maturity at end of period
     Overnight deposits                                              1 day                      1 day                      1 day
     U.S. agency securities                                             --                         --                  24 months


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

  NEED FOR ADDITIONAL FINANCING

     The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's mortgage, insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 2.

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

  MANAGEMENT OF GROWTH

     The Company has experienced rapid growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its mortgage and automobile finance businesses. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy would have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  DEPENDENCE ON LOAN SALE AND SECURITIZATION MARKETS

     The Company generates substantial revenues from whole loan sales and securitizations. There can be no assurance that whole loan purchasers will continue to purchase the Company's loans, or that they will continue to purchase loans at present prices, and failure to do so could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Further, adverse conditions in the asset-backed securitization market could adversely affect the Company's ability to sell or securitize loans at present prices.

  SECURITIZATIONS

     The Company completed its first securitization of mortgage loans in December 1997 and its second in March 1999, and may securitize mortgage loans on a periodic basis in the future. The Company may, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests from its first securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale. The Company has recorded the residual interests from the second securitization in its March 1999 balance sheet. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If securitizations represented a significant portion of the Company's revenues and net income and the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

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

     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company's Year 2000 plan includes evaluating existing hardware, software, vaults, alarm systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in 1998. The second phase was to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. This phase was also largely completed in 1998. Testing and implementation is planned to be completed during the first half of 1999. Failure to be Year 2000 compliant or incurrence of significant costs to render the Company Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company is evaluating its major customers and suppliers to determine if they are Year 2000 compliant. Failure of any material customer or supplier to be year 2000 compliant could have a material adverse effect on the Company.

  OTHER RISKS

     From time to time, the Company details other risks with respect to its business and financial results in its filings with the SEC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
         ----------------------------------------------------------

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk; and Factors That May Affect Future Results - Dependence on Loan Sale and Securitization Markets"

                       PART II.        OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.
          -----------------

     Not applicable

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.
          -----------------------------------------

     Use of proceeds - As discussed in Note 5 to Notes to Consolidated Financial Statements under "Item 1. Financial Information" of this Quarterly Report, the Company completed an initial public offering of common stock. In connection therewith:

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

          5. Expenses incurred by the Company in connection with the sale of the shares of common stock, none of which were paid directly or indirectly to directors or officers of the Company or their associates, included the following (dollars in thousands):


                       Underwriting discounts and commissions   $4,870
                       Finders' fees                                --
                       Expenses paid to or for underwriters         --
                       Other expenses                            1,767
                                                                ------
                                                                $6,637
                                                                ======

          6. The net offering proceeds to the Company after deduction of the above expenses were approximately $62.9 million and were used for general corporate purposes, including financing the growth of the Company's mortgage and automobile finance operations, and to repay $2.0 million in indebtedness to certain shareholders. Such use of proceeds did not represent a material change in the use of proceeds described in the Company's Registration Statement.

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

     Not applicable

ITEM 5.   OTHER INFORMATION.
          -----------------

     Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.
          --------------------------------

     (a)  List of Exhibits

          10.103 Pooling and Servicing Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp., Pan American Bank, FSB, Fairbanks Capital Corp., and Banker's Trust Company.

          10.104 Mortgage Loan Purchase Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp. and Pan American Bank, FSB.

          27.1      Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                    UNITED PANAM FINANCIAL CORP.



DATE:    May 10, 1999        By:  /s/ Lawrence J. Grill
                                  ------------------------------------
                                  Lawrence J. Grill
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



         May 10, 1999        By:  /s/ Carol M. Bucci
                                  ------------------------------------
                                  Carol M. Bucci
                                  Senior Vice President
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting
                                    Officer)