Form 10-Q
period 1999-06-30
UNITED PANAM FINANCIAL CORP
filed 1999-08-09
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934 For the quarterly period ended June 30, 1999

                                       Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to ________

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


The number of shares outstanding of the Registrant's Common Stock as of August 6, 1999 was 16,979,250 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 1999

                                     INDEX

PART I.        FINANCIAL INFORMATION                                                              Page
                                                                                                  ----
Item 1.        Financial Statements (unaudited)

               Consolidated Statements of Financial Condition as of
                  June 30, 1999 and December 31, 1998                                                1

               Consolidated Statements of Operations
                  for the three and six months ended June 30, 1999
                  and June 30, 1998                                                                  2

               Consolidated Statements of Cash Flows
                  for the three and six months ended June 30, 1999
                  and June 30, 1998                                                                  3

               Notes to Consolidated Financial Statements                                            5

Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                      9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk                           33

PART II.       OTHER INFORMATION

Item 1.        Legal Proceedings                                                                    34

Item 2.        Changes in Securities and Use of Proceeds                                            34

Item 3.        Defaults Upon Senior Securities                                                      34

Item 4.        Submission of Matters to a Vote of Security Holders                                  34

Item 5.        Other Information                                                                    34

Item 6.        Exhibits and Reports on Form 8-K                                                     34

PART I.                       FINANCIAL INFORMATION

Item 1.    Financial Statements.
           --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                     June 30,           December 31,
(Dollars in thousands, except per share data)                          1999                1998
                                                                 -----------------    ----------------
Assets
Cash and due from banks                                                $    4,485         $     5,211
Short term investments                                                     14,500              47,000
                                                                 -----------------    ----------------
  Cash and cash equivalents                                                18,985              52,211
Residual interests in securitizations, at fair value                       12,191                  --
Loans, net                                                                156,594             133,718
Loans held for sale                                                       203,319             214,406
Premises and equipment, net                                                 4,404               4,803
Federal Home Loan Bank stock, at cost                                       2,440               2,120
Accrued interest receivable                                                 1,717               2,034
Real estate owned, net                                                      2,124               1,877
Goodwill and other intangible assets                                        2,048               2,349
Other assets                                                               12,822              12,041
                                                                 -----------------    ----------------
     Total assets                                                      $  416,644          $  425,559
                                                                 =================    ================

Liabilities and Shareholders' Equity

Deposits                                                               $  304,292          $  321,668
Notes payable                                                               4,000              10,930
Warehouse lines of credit                                                  10,597                  --
Accrued expenses and other liabilities                                     15,503              10,048
                                                                 -----------------    ----------------
     Total liabilities                                                    334,392             342,646
                                                                 -----------------    ----------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,979,250 and 17,375,000 shares at
    June 30, 1999 and December 31, 1998, respectively                      66,421              68,378
Retained earnings                                                          15,831              14,535
                                                                 -----------------    ----------------
     Total shareholders' equity                                            82,252              82,913
                                                                 -----------------    ----------------

     Total liabilities and shareholders' equity                        $  416,644          $  425,559
                                                                 =================    ================

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                    Three Months                       Six Months
(In thousands, except per share data)                              Ended June 30,                    Ended June 30,
                                                             ----------------------------     -----------------------------
                                                                    1999            1998             1999             1998
                                                             ------------    ------------     ------------    -------------
Interest Income
   Loans                                                     $    11,641     $    11,812      $    23,193     $     21,169
   Short term investments                                            428             280              955              466
                                                             ------------    ------------     ------------    -------------
        Total interest income                                     12,069          12,092           24,148           21,635
                                                             ------------    ------------     ------------    -------------
Interest Expense
   Deposits                                                        3,749           3,876            7,781            7,123
   Warehouse lines of credit                                         431             907              781            1,466
   Federal Home Loan Bank advances                                    --             244               --              545
   Notes payable                                                      74             152              211              340
                                                             ------------    ------------     ------------    -------------
         Total interest expense                                    4,254           5,179            8,773            9,474
                                                             ------------    ------------     ------------    -------------
             Net interest income                                   7,815           6,913           15,375           12,161
   Provision for loan losses                                       1,441           1,085            4,071            1,123
                                                             ------------    ------------     ------------    -------------
      Net interest income after provision for loan losses          6,374           5,828           11,304           11,038
                                                             ------------    ------------     ------------    -------------

Non-interest Income
   Gain on sale of loans, net                                      7,523          17,294           17,705           27,191
   Loan related charges and fees                                      39              46               80               72
   Service charges and fees                                          183             162              379              305
   Other income                                                       31              31               74               63
                                                             ------------    ------------     ------------    -------------
         Total non-interest income                                 7,776          17,533           18,238           27,631
                                                             ------------    ------------     ------------    -------------
Non-interest Expense
   Compensation and benefits                                       7,972          10,172           16,380           18,772
   Occupancy                                                       1,499           1,365            2,966            2,478
   Other                                                           3,841           4,430            7,993            7,514
                                                             ------------    ------------     ------------    -------------
     Total non-interest expense                                   13,312          15,967           27,339           28,764
                                                             ------------    ------------     ------------    -------------
     Income before income taxes                                      838           7,394            2,203            9,905

Income taxes                                                         343           3,181              907            4,239
                                                             ------------    ------------     ------------    -------------
Net income                                                   $       495     $     4,213      $     1,296     $      5,666
                                                             ============    ============     ============    =============
Earnings per share-basic                                     $      0.03     $      0.27      $      0.08     $       0.43
                                                             ============    ============     ============    =============
Earnings per share-diluted                                   $      0.03     $      0.26      $      0.07     $       0.40
                                                             ============    ============     ============    =============
Weighted average shares outstanding-basic                         16,979          15,469           17,095           13,210
                                                             ============    ============     ============    =============
Weighted average shares outstanding-diluted                       17,423          16,376           17,634           14,060
                                                             ============    ============     ============    =============

See notes to consolidated financial statements.

                              United PanAm Financial Corp. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                                               (Unaudited)

(Dollars in thousands)                                                           Three Months               Six Months
                                                                                Ended June 30,            Ended June 30,
                                                                            ---------------------    ----------------------
                                                                              1999        1998          1999        1998
                                                                            ---------   ---------    ----------   ---------
Cash Flows from Operating Activities
Net income                                                                   $   495    $  4,213     $   1,296    $   5,666

Adjustments to reconcile net income
to net cash (used in) provided by operating activities:
   Gain on sale of loans                                                      (6,826)    (17,294)       (7,447)     (27,191)
   Origination of mortgage loans held for sale                              (259,013)   (334,655)     (472,923)    (598,157)
   Sales of mortgage loans held for sale                                     194,105     359,609       454,146      562,566
   Non cash gain on securitization of mortgage loans                              --          --       (12,191)          --
   Net proceeds from sale of residual interests in securitizations                --          --            --        8,302
   Provision for loan losses                                                   1,441       1,085         4,071        1,123
   Accretion of discount on loans                                                (58)       (204)          (86)        (542)
   Depreciation and amortization                                                 689         379         1,376          756
   FHLB stock dividend                                                           (28)        (29)          (56)         (56)
   (Increase) decrease in accrued interest receivable                           (420)        348           317          (18)
   Decrease (increase) in other assets                                           659      (3,178)         (781)      (4,442)
   (Decrease) increase in accrued expenses and other liabilities              (1,223)     (1,624)        5,455          998
   Other, net                                                                     54          --           265           --
                                                                            --------    --------     ---------    ---------

     Net cash (used in) provided by operating activities                     (70,125)      8,650       (26,558)     (50,995)
                                                                            --------    --------     ---------    ---------

Cash Flows from Investing Activities
   Proceeds from maturities of investment securities                              --          --            --        1,002
   Repayments of mortgage loans                                                8,904      11,731        20,847       19,141
   Originations, net of repayments, of non-mortgage loans                     (5,222)    (13,593)      (13,235)     (32,021)
   Purchase of premises and equipment                                            (82)     (1,252)         (676)      (2,103)
   Purchase of treasury stock                                                     --          --        (2,362)          --
   Purchase of FHLB stock, net                                                  (264)        (58)         (264)         (58)
   Proceeds from sale of real estate owned                                     2,121          --         2,591          450
   Other, net                                                                     80           5           140         (330)
                                                                            --------    --------     ---------    ---------

     Net cash provided by (used in) investing activities                       5,537      (3,167)        7,041      (13,919)
                                                                            --------    --------     ---------    ---------

Cash Flows from Financing Activities
   Repayment of notes payable                                                 (6,930)     (2,000)       (6,930)      (2,000)
   Net (decrease) increase in deposits                                        (8,694)     12,102       (17,376)      67,140
   Proceeds from initial public offering of common stock, net                     --      63,390            --       63,390
   Proceeds, net of repayments, from warehouse lines of credit                10,597     (53,888)       10,597       (6,237)
   Proceeds, net of repayments, from FHLB advances                                --      (5,000)           --      (28,000)
                                                                            --------    --------     ---------    ---------

     Net cash (used in) provided by financing activities                      (5,027)     14,604        13,709       94,293
                                                                            --------    --------     ---------    ---------

Net (decrease) increase in cash and cash equivalents                         (69,615)     20,087       (33,226)      29,379

Cash and cash equivalents at beginning of period                              88,600      28,318        52,211       19,026
                                                                            --------    --------     ---------    ---------

Cash and cash equivalents at end of period                                  $ 18,985    $ 48,405     $  18,985    $  48,405
                                                                            ========    ========     =========    =========

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                               Three Months Ended             Six Months Ended
                                                                          June 30,                      June 30,
                                                                -----------------------------  ----------------------------
                                                                        1999            1998           1999           1998
                                                                -------------  --------------  -------------  -------------
Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                                    $   4,341       $   5,669      $   8,849       $  9,578
                                                                -------------  --------------  -------------  -------------

       Taxes                                                       $      --       $     925      $      --       $  2,510
                                                                -------------  --------------  -------------  -------------

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                  $   1,997       $   1,038      $   2,838       $  1,308
                                                                -------------  --------------  -------------  -------------

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
               Three and Six Months Ended June 30, 1999 and 1998
                                  (Unaudited)

1.   Organization

     United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation, a California corporation, was organized in 1997 as a wholly-owned subsidiary of the Company.

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

     The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., United PanAm Mortgage Corporation and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of June 30, 1999 and December 31, 1998. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.   Earnings Per Share

     Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 1999 and 1998:

                                                                         Three Months                       Six Months
(Dollars in thousands, except per share amounts)                        Ended June 30,                    Ended June 30,
                                                                 -----------------------------     -----------------------------
                                                                          1999            1998             1999             1998
                                                                 -------------   -------------     ------------    -------------
Earnings per share - basic
     Net income                                                        $   495         $ 4,213          $ 1,296          $ 5,666
                                                                 =============   =============     ============    =============
     Average common shares outstanding                                  16,979          15,469           17,095           13,210
                                                                 =============   =============     ============    =============
     Earnings per share - basic                                        $  0.03         $  0.27          $  0.08          $  0.43
                                                                 =============   =============     ============    =============
Earnings per share - diluted
     Net income                                                        $   495         $ 4,213          $ 1,296          $ 5,666
                                                                 =============   =============     ============    =============
     Average common shares outstanding                                  16,979          15,469           17,095           13,210
     Add: Stock options                                                    444             907              539              850
                                                                 -------------   -------------     ------------    -------------
     Average common shares outstanding - diluted                        17,423          16,376           17,634           14,060
                                                                 =============   =============     ============    =============
     Earnings per share - diluted                                      $  0.03         $  0.26          $  0.07          $  0.40
                                                                 =============   =============     ============    =============

4.   Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"), which establishes standards for reporting and displaying comprehensive income and its components in the consolidated financial statements. SFAS 130 does not, however, require a specific format for presenting such information, but requires the Company to display an amount representing total comprehensive income for the periods presented in that financial statement. For the three and six months ended June 30, 1999 and 1998, the Company had no items of comprehensive income to report other than net income.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 - an amendment of FASB No. 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, is not expected to have a material impact on the results of operations or financial condition of the Company.

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage - Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). Prior to issuance of SFAS 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS 134 requires that the security be classified as either trading, available for sale or held to maturity according to the Company's intent unless the Company has already committed to sell the security before or during the securitization process. This statement is not expected to have a material impact on the results of operations or financial condition of the Company.

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

                                                                At or For Three Months Ended June 30, 1999
                                            -------------------------------------------------------------------------------------
                                                                                  Insurance
                                               Mortgage            Auto            Premium
                                               Finance           Finance           Finance           Banking            Total
                                            -------------     -------------     -------------     -------------     -------------
Net interest income                             $   1,220          $  3,490          $    609          $  2,496         $   7,815
Provision for loan losses                           1,243                --               198                --             1,441
Non-interest income                                 7,523                44               114               415             8,096
Non-interest expense                                9,061             2,433               225             1,913            13,632
                                            -------------     -------------     -------------     -------------     -------------
Segment profit (loss), pre-tax                  $  (1,561)         $  1,101          $    300          $    998         $     838
                                            =============     =============     =============     =============     =============
Loans                                           $ 214,862          $ 80,731          $ 39,199          $ 25,121         $ 359,913
Allowance for loan losses                       $   5,571          $  6,058          $    378          $    534         $  12,541

                                                             At or For Three Months Ended June 30, 1998
                                 ------------------------------------------------------------------------------------------------
                                                                              Insurance
                                     Mortgage               Auto               Premium
                                      Finance              Finance             Finance             Banking              Total
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Net interest income              $         1,490      $         1,930     $           839     $         2,654     $         6,913
Provision for loan losses                  1,050                   --                  35                  --               1,085
Non-interest income                       17,294                   22                  99                 568              17,983
Non-interest expense                      12,226                1,534                 116               2,541              16,417
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Segment profit, pre-tax          $         5,508      $           418     $           787     $           681     $         7,394
                                 ===============      ===============     ===============     ===============     ===============
Loans                            $       176,950      $        44,107     $        55,799     $        65,592     $       342,448
Allowance for loan losses        $         2,123      $         2,876     $           409     $         2,949     $         8,357


                                                              At or For Six Months Ended June 30, 1999
                                 ------------------------------------------------------------------------------------------------
                                                                              Insurance
                                      Mortgage              Auto               Premium
                                      Finance              Finance             Finance             Banking              Total
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Net interest income              $         2,371      $         6,540     $         1,247     $         5,217     $        15,375
Provision for loan losses                  3,801                   --                 270                  --               4,071
Non-interest income                       17,705                   85                 240                 978              19,008
Non-interest expense                      19,213                4,599                 447               3,850              28,109
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Segment profit (loss), pre-tax   $        (2,938)     $         2,026     $           770     $         2,345     $         2,203
                                 ===============      ===============     ===============     ===============     ===============
Loans                            $       214,862      $        80,731     $        39,199     $        25,121     $       359,913
Allowance for loan losses        $         5,571      $         6,058     $           378     $           534     $        12,541

                                                              At or For Six Months Ended June 30, 1998
                                 ------------------------------------------------------------------------------------------------
                                                                              Insurance
                                     Mortgage               Auto               Premium
                                      Finance              Finance             Finance             Banking              Total
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Net interest income              $         2,570      $         3,493     $         1,548     $         4,550     $        12,161
Provision for loan losses                  1,050                   --                  73                  --               1,123
Non-interest income                       27,191                   43                 178               1,119              28,531
Non-interest expense                      22,602                2,867                 212               3,983              29,664
                                 ---------------      ---------------     ---------------     ---------------     ---------------
Segment profit, pre-tax          $         6,109      $           669     $         1,441     $         1,686     $         9,905
                                 ===============      ===============     ===============     ===============     ===============
Loans                            $       176,950      $        44,107     $        55,799     $        65,592     $       342,448
Allowance for loan losses        $         2,123      $         2,876     $           409     $         2,949     $         8,357

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

                                                        Three Months Ended June 30,            Six Months Ended June 30,
                                                   ----------------------------------    ----------------------------------
                                                          1999               1998               1999               1998
                                                   ---------------    ---------------    ---------------    ---------------
Non-interest income for reportable segments        $         8,096    $        17,983    $         9,008    $        28,531
Inter-segment cost reimbursement                              (320)              (450)              (770)              (900)
                                                   ---------------    ---------------    ---------------    ---------------
Consolidated non-interest income                   $         7,776    $        17,533    $        18,238    $        27,631
                                                   ===============    ===============    ===============    ===============

Non-interest expense for reportable segments       $        13,632    $        16,417    $        28,109    $        29,664
Inter-segment cost reimbursement                              (320)              (450)              (770)              (900)
                                                   ---------------    ---------------    ---------------    ---------------
Consolidated non-interest expense                  $        13,312    $        15,967    $        27,339    $        28,764
                                                   ===============    ===============    ===============    ===============

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

  Mortgage Finance

      The Company originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value. The Company completed its second securitization of mortgage loans in March 1999 in the amount of $225 million.

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

  Insurance Premium Finance

      In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (such business, "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances personal and, to a lesser extent, commercial insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank primarily lends to individuals for the purchase of single premium automobile insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

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

      In January 1998, the Company and BPN purchased from Providian National Bank and others the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously had provided contracts to Commonwealth Premium Finance. The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The relationship between the Company and BPN continues to be governed by the joint venture agreement already in effect. The Company also acquired the Commonwealth name and certain equipment and software. The agreement also provides that Providian National Bank and the servicers of its insurance premium finance business may not solicit or engage in the insurance premium finance business in California for a period of three years.

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

      As a result of the Commonwealth and Coast acquisitions, IPF increased its commercial insurance premium financing to approximately 16% of loans outstanding at June 30, 1999.

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

  The Bank

      The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of June 30, 1999, the Bank was a five-branch federal savings bank with $304.3 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $26.2 million in principal amount (before unearned discounts and premiums) at June 30, 199

      The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from (1) loans purchased from the RTC, (2) its short term investments portfolio, and (3) consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

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

      The Company established a Year 2000 project management team in 1997 to ensure that its operating systems will be fully capable of processing its transactions. The Company also adopted a Year 2000 operating plan in accordance with the guidelines prescribed by the Office of Thrift Supervision and the Federal Financial Institutions Examination Council ("FFIEC"). The assessment and awareness phases of the plan have been completed and the Company completed the testing of substantially all of its mission critical systems by June 30, 1999. Management and the Board of Directors of the Company believe that its progress to date is in accordance with FFIEC guidelines and that adequate resources are being devoted to achieve the remainder of its Year 2000 project plan.

      The Company relies upon third-party software vendors and service providers for a substantial amount of its electronic data processing. Thus, one of the Company's Year 2000 focuses is to monitor the progress of its primary software vendors and service providers towards compliance with Year 2000 issues and prepare to test actual data of the Company on simulated processing of future sensitive dates. As of June 30, 1999, all critical systems provided by third-party service providers have been substantially tested. The Company's present evaluation of test results of mission critical systems provided by its third-party software vendors and service providers is acceptable.

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

      Costs to Address the Year 2000 Issue.

      The Company has budgeted expenditures of approximately $600,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of fully dedicated Year 2000 project management team resources, some of whom are third party contractors. The Company estimates that it has incurred approximately $425,000 of its Year 2000 budget expenditures through June 30, 1999 and will incur an additional $150,000 by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not track the cost and time that its own internal employee spend on addressing Year 2000 issues.

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

      Contingency Plans.

      The Year 2000 project management team currently is developing contingency plans in the event of an unanticipated business interruption as a result of a Year 2000 systems failure. These plans define manual processes and resources required to provide minimum service level support for the Company's critical activities and customer support. Initial drafts of the plans were completed in 1998, and final plans were adopted in June 1999. Validation and testing of these contingency plans is expected to be completed by September 30, 1999. There can be no assurance, however, that such contingency plans will totally mitigate risks associated with the occurrence of worst case scenarios.

  Average Balance Sheets

      The following tables set forth information relating to the Company for the three and six months ended June 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                  Three Months Ended June 30,
                                      -------------------------------------------------------------------------------
                                                          1999                                    1998
                                      -------------------------------------------------------------------------------
                                                                      Average                                 Average
(Dollars in thousands)                      Average                    Yield/       Average                    Yield/
                                           Balance(1)     Interest      Cost       Balance(1)     Interest      Cost
                                      -------------------------------------------------------------------------------
Assets
Interest earning assets
   Investment securities              $      42,037       $    428       4.07%     $ 20,243       $    280       5.54%
   Mortgage loans, net(2)                   249,302          5,678       9.11%      299,672          7,501      10.01%
   IPF loans, net(3)                         40,588          1,375      13.55%       52,699          1,775      13.47%
   Automobile installment
    contracts, net(4)                        77,824          4,588      23.58%       40,299          2,536      25.18%
                                      -------------       --------                 --------       --------
      Total interest earning assets         409,751         12,069      11.78%      412,913         12,092      11.71%
                                                          --------                                --------
Non-interest earning assets                  34,754                                  34,880
                                      -------------                                --------
       Total assets                   $     444,505                                $447,793
                                      =============                                ========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                  $     311,880       $  3,749       4.82%     $296,423       $  3,876       5.25%
   Notes payable                              6,079             74       4.89%       11,430            152       5.34%
   FHLB advances                                 --             --         --        17,276            244       5.67%
   Warehouse lines of credit                 30,441            431       5.68%       56,971            907       6.38%
                                      -------------       --------                 --------       --------
       Total interest bearing
        liabilities                         348,400          4,254       4.90%      382,100          5,179       5.44%
                                                          --------                                --------
Non-interest bearing liabilities             14,839                                  18,522
                                      -------------                                --------
       Total liabilities                    363,239                                 400,622
Equity                                       81,266                                  47,171
                                      -------------                                --------
       Total liabilities and equity   $     444,505                                $447,793
                                      =============                                ========
Net interest income before  provision
       for loan losses                                    $  7,815                                $  6,913
                                                          ========                                ========
Net interest rate spread(5)                                              6.88%                                   6.27%
Net interest margin(6)                                                   7.65%                                   6.70%
Ratio of interest earning assets to
       interest bearing liabilities                                     117.6%                                  108.1%

________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

                                                                              Six Months Ended June 30,
                                                 -------------------------------------------------------------------------------
                                                                     1999                                    1998
                                                 ----------------------------------------   ------------------------------------
                                                                                 Average                                Average
(Dollars in thousands)                               Average                     Yield/        Average                  Yield/
                                                    Balance(1)     Interest       Cost        Balance(1)   Interest      Cost
                                                 --------------  ------------  ----------   ------------- -----------  ---------
Assets
Interest earning assets
   Investment securities                              $ 41,924        $   954       4.55%     $ 15,929        $   466       5.85%
   Mortgage loans, net(2)                              259,187         11,809       9.11%      264,019         13,358      10.12%
   IPF loans, net(3)                                    41,775          2,791      13.36%       48,011          3,236      13.48%
   Automobile installment
    contracts, net(4)                                   73,034          8,594      23.53%       36,307          4,575      25.20%
                                                      --------        -------                 --------        -------
      Total interest earning assets                    415,920         24,148      11.61%      364,266         21,635      11.88%
                                                                      -------                                 -------
Non-interest earning assets                             37,338                                  35,859
                                                      --------                                --------
       Total assets                                   $453,258                                $400,125
                                                      ========                                ========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                                  $320,419        $ 7,782       4.90%     $274,196        $ 7,123       5.24%
   Notes payable                                         8,504            210       4.97%       12,073            340       5.68%
   FHLB advances                                            --             --         --        19,226            545       5.72%
   Warehouse lines of credit                            27,308            781       5.77%       46,227          1,466       6.40%
                                                      --------        -------                 --------        -------
       Total interest bearing liabilities              356,231          8,773       4.97%      351,722          9,474       5.43%
                                                                      -------                                 -------
Non-interest bearing liabilities                        15,567                                  15,804
                                                      --------                                --------
       Total liabilities                               371,798                                 367,526
Equity                                                  81,460                                  32,599
                                                      --------                                --------
       Total liabilities and equity                   $453,258                                $400,125
                                                      ========                                ========
Net interest income before  provision
       for loan losses                                                $15,375                                 $12,161
                                                                      =======                                 =======
Net interest rate spread(5)                                                         6.64%                                   6.45%
Net interest margin(6)                                                              7.45%                                   6.73%
Ratio of interest earning assets to
       interest bearing liabilities                                                116.8%                                  103.6%

______________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.


Comparison of Operating Results for the Three Months Ended June 30, 1999 and June 30, 1998

     General

     Net income decreased from $4.2 million for the three months ended June 30, 1998 to $495,000 for the three months ended June 30, 1999. The Company's automobile finance division reported operating income of $1.1 million for the second quarter of 1999, compared with $418,000 for the second quarter of 1998, representing an increase of 163%. The growth in automobile finance receivables from the Company's existing retail branches as well as new branches opened in 1998 and 1999 contributed significantly to the growth in automobile finance operating income. Also showing improved results was the Company's banking operations, which reported operating income of $998,000 for the second quarter of 1999, compared with $681,000 for the same quarter in the prior year. The banking operations benefited from a decline in the average rate paid on deposits and other borrowings, an increase in spread income from the Company's other businesses, as well as using the cash proceeds from the Company's initial public offering to provide additional financing for its business units.

     The Company's mortgage finance business reported an operating loss of $1.6 million for the second quarter of 1999, compared with an operating profit of $5.5 million in the same period of 1998. The mortgage finance business continues to be negatively impacted by lower loan origination volume, lower loan sale volume and market pricing. While net gains on the sale of loans were 4.02% during the second quarter of 1999, an improvement over the first quarter of 1999 level of 3.89%, they were less than the 5.02% reported in the second quarter of 1998. In addition, sales of mortgage loans of $187.3 million for the three months ended June 30, 1999 were significantly lower than the $344.6 million for the comparable period in 1998.

     Operating income for the Company's insurance premium finance business declined to $300,000 in the second quarter of 1999, compared with $787,000 for the same period in 1998. Additional competition in this business from insurance companies' direct bill and sale programs as well as lower average balances per loan were the primary reasons for the decline in operating income. Lower average balances per loan generally resulted from lower insurance premiums available to the public.

     Mortgage loan originations decreased from $335.0 million for the three months ended June 30, 1998 to $254.7 million for the three months ended June 30 1999 and insurance premium finance originations decreased from $43.9 million for the three months ended June 30, 1998 to $27.3 million for the three months ended June 30, 1999, while auto contracts purchased increased from $19.9 million for the three months ended June 30, 1998 to $30.4 million for the three months ended June 30, 1999.

  Interest Income

     Interest income was $12.1 million for the three months ended June 30, 1999, unchanged from the three months ended June 30, 1998. A slight decrease in average interest earning assets of $3.2 million for the quarter ended June 30, 1998 compared with the same period in 1999 was offset by an increase of seven basis points in the average yield on interest earning assets.

     The majority of the decline in average interest earning assets was due to a decrease in mortgage and IPF loans resulting from slower growth in both of these business units. The average balance of automobile installment contracts continues to increase reflecting overall growth in this business unit.

     The improvement in the average yield on interest earning assets was principally due to an increased concentration of higher yielding loans in the three months ended June 30, 1999 compared to the three months ended June 30, 1998. Average automobile installment contracts, with an average yield of 23.6%, comprised 19.0% of average interest earning assets at June 30, 1999 compared to 9.8% of average interest earning assets at June 30, 1998.

  Interest Expense

     Interest expense decreased from $5.2 million for the three months ended June 30, 1998 to $4.3 million for the three months ended June 30, 1999 due to a $33.7 million decrease in average interest bearing liabilities and a 0.54% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $296.4 million during the quarter ended June 30, 1998 to $311.9 million during the quarter ended June 30, 1999. Offsetting the increase in deposits, was a $17.3 million decrease in average FHLB advances and a $26.5 million decrease in average warehouse lines of credit which contributed significantly to the overall decline in average interest bearing liabilities. During the three months ended June 30, 1999 lower-cost deposits were used to finance the Company's lending activities rather than higher-cost warehouse lines of credit and FHLB advances.

     The average cost of deposits decreased from 5.25% for the three months ended June 30, 1998 to 4.82% for the comparable period in 1999, generally as a result of declining interest rates, a decrease in the Bank's higher-cost wholesale deposits and an increase in the Bank's lower-cost retail deposits.

     The decrease in the average cost of interest bearing liabilities was primarily due to the decline in the average cost of deposits as well as the increase in deposits as a percentage of total interest bearing liabilities for the three months ended June 30, 1999 compared to the three months ended June 30, 1998. At June 30, 1999, deposits accounted for 89.5% of interest bearing liabilities compared to 77.6% at June 30, 1998.

  Provision for Loan Losses

     Provision for loan losses was $1.4 million for the three months ended June 30, 1999 compared with $1.1 million for the same period in 1998. The provision for loan losses reflects the Company's loan growth over the past 12 months as well as an increase in specific loss allowances related to non-performing mortgage loans originated primarily during the first three quarters of 1998. Non-performing mortgage loans were $19.0 million at June 30, 1999 compared to $8.8 million at June 30, 1998. Of the non-performing mortgage loans at June 30, 1999, 92% were originated prior to changes implemented in the Company's underwriting criteria and practices in October 1998. The total allowance for loan losses was $12.5 million at June 30, 1999 compared with $8.4 million at June 30, 1998, representing 8.01% of loans held for investment at June 30, 1999 and 4.61% at June 30, 1998. Annualized net charge-offs to average loans were 2.24% for the three months ended June 30, 1999 compared with 0.73% for the three months ended June 30, 1998.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. The Company reports its loans held for sale at the lower of cost or market value; accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $9.7 million, from $17.5 million for the three months ended June 30, 1998 to $7.8 million for the three months ended June 30, 1999. The decline reflects lower loan sale prices for subprime mortgages in response to disruptions in the global capital markets during the later part of 1998 and an 84.0% decrease in the volume of loans sold during the quarter ended June 30, 1999 compared with the same quarter in 1998.

     During the three months ended June 30, 1999, the Company sold $187.3 million in mortgage loans on a whole loan basis compared with whole loan sales of $344.6 million during the comparable period in 1998. The percentage of loans sold or securitized to loans originated was 74% for the quarter ended June 30, 1999 compared to 103% for the same period in 1998. Net gains on sales of loans, as a percentage of loans sold, were 4.02% for the three months ended June 30, 1999 compared with 5.02% for the three months ended June 30, 1998.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $14,000, from $239,000 for the three months ended June 30, 1998 to $253,000 for the three months ended June 30, 1999.

  Non-interest Expense

     Non-interest expense decreased $2.7 million, from $16.0 million for the three months ended June 30, 1998 to $13.3 million for the three months ended June 30, 1999. Compared to the second quarter of 1998, non-interest expense for the mortgage finance segment decreased $3.2 million and the banking segment decreased $628,000, while non-interest expense for the automobile finance division increased $899,000 and for insurance premium finance increased $109,000.

     The decrease in non-interest expense for the mortgage finance division was primarily attributed to a decrease in compensation expense as a result of lower loan origination volume in the second quarter of 1999 compared with the same quarter in 1998. The decrease in the banking segment was primarily due to lower overhead costs related to supporting the Company's other business segments. The increase in the automobile finance division was driven primarily by higher compensation and occupancy expenses associated with the planned growth of this business segment. The increase in the insurance premium finance division was due to amortization expense related to the Coast acquisition in December 1998.

     During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 84 employees in 13 offices, as of June 30, 1998, to 124 employees in 18 offices, as of June 30, 1999. During the same time, the Company consolidated its mortgage finance operations, resulting in a decrease from 541 employees in 28 offices, as of June 30, 1998, to 382 employees in 16 offices, as of June 30, 1999.

  Income Taxes

     Income taxes decreased $2.8 million, from $3.2 million for the three months ended June 30, 1998 to $343,000 for the three months ended June 30, 1999. This decrease occurred as a result of a $6.6 million decrease in income before income taxes between the two periods and a decrease in the effective tax rate from 43.0% for the three months ended June 30, 1998 to 40.9% for the three months ended June 30, 1999. The decline in the Company's effective tax rate is largely due to current year expenses recorded for financial statement purposes, which are not taxable.

Comparison of Operating Results for the Six Months Ended June 30, 1999 and June 30, 1998

  General

     Net income decreased from $5.7 million for the six months ended June 30, 1998 to $1.3 million for the six months ended June 30, 1999. The Company's automobile finance division reported operating income of $2.0 million for the six months ended June 30, 1999, compared with $669,000 for the corresponding period of 1998, representing an increase of 203%. The growth in automobile finance receivables from the Company's existing retail branches as well as new branches opened in 1998 and 1999 contributed significantly to the growth in automobile finance operating income. Also showing improved results was the Company's banking operations, which reported operating income of $2.3 million for the six months ended June 30, 1999, compared with $1.7 million for the same period in the prior year. The banking operations benefited from a decline in the average rate paid on deposits and other borrowings, spread income from the Company's other businesses, as well as using the cash proceeds from the Company's initial public offering to provide additional financing for its business units.

     The Company's mortgage finance business reported an operating loss of $2.9 million for the first six months of 1999, compared with an operating profit of $6.1 million in the same period of 1998. The mortgage finance business continued to be negatively impacted by lower loan origination volumes, lower loan sale pricing and higher provision for loan losses. While the net gains on the sale of loans were 3.94% during the six months ended June 30, 1999, an improvement over the fourth quarter of 1998 level of 2.96%, they were less than the 5.05% reported for the six months ended June 30, 1998. In addition, the provision for loan losses in the mortgage finance business was $3.8 million for the six months ended June 30, 1999, compared with $1.1 million for the six months ended June 30, 1998. The increase in provision for loan losses was a direct result of an increase in non-accrual loans from $9.3 million at June 30, 1998 to $19.9 million at June 30, 1999.

     Operating income for the Company's insurance premium finance business declined to $770,000 in the first six months of 1999, compared with $1.4 million for the same period in 1998. Additional competition in this business from insurance companies' direct bill and sale programs as well as lower average balances per loan were the primary reasons for the decline in operating income. Lower average balances per loan generally resulted from lower insurance premiums available to the public.

     Mortgage loan originations decreased from $598.8 million for the six months ended June 30, 1998 to $462.4 million for the six months ended June 30, 1999 and insurance premium finance originations decreased from $87.8 million for the six months ended June 30, 1998 to $43.9 million for the six months ended June 30, 1999, while auto contracts purchased increased from $37.7 million for the six months ended June 30, 1998 to $58.5 million for the six months ended June 30, 1999. Sales of mortgage loans were $449.2 million for the six months ended June 30, 1999 and $538.4 million for the comparable period in 1998.

  Interest Income

     Interest income increased from $21.6 million for the six months ended June 30, 1998 to $24.1 million for the six months ended June 30, 1999 due primarily to a $51.7 million increase in average interest earning assets, offset by a 0.27% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $36.7 million and investment securities, which increased $26.0 million. The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in the Company's liquidity, reflecting primarily the proceeds received from the initial public offering.

     The decline in the average yield on interest earning assets was principally due to a decrease in the average yield on average mortgage loans. The average yield on average mortgage loans was 9.11% for the six months ended June 30, 1999 compared to 10.12% for the corresponding period last year.

  Interest Expense

      Interest expense decreased from $9.5 million for the six months ended June 30, 1998 to $8.8 million for the six months ended June 30, 1999 due to a 0.46% decrease in the weighted average interest rate on interest bearing liabilities partially offset by a $4.5 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $274.2 million during the six months ended June 30, 1998 to $320.4 million during the six months ended June 30, 1999. Offsetting the increase in deposits, was a $19.2 million decrease in average FHLB advances and an $18.0 million decrease in average warehouse lines of credit. During the six months ended June 30, 1999 lower-cost deposits were used to finance the Company's lending activities rather than higher-cost warehouse lines of credit and FHLB advances.

     The average cost of deposits decreased from 5.24% for the six months ended June 30, 1998 to 4.90% for the comparable period in 1999, generally as a result of declining interest rates, a decrease in the Bank's higher-cost wholesale deposits and an increase in the Bank's lower-cost retail deposits.

     The decrease in the average cost of interest bearing liabilities was primarily due to the decline in the average cost of deposits as well as the increase in deposits as a percentage of total interest bearing liabilities for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. At June 30, 1999, deposits accounted for 89.9% of interest bearing liabilities compared to 78.0% at June 30, 1998.

  Provision for Loan Losses

     Provision for loan losses was $4.1 million for the six months ended June 30, 1999 compared with $1.1 million for the same period in 1998. The provision for loan losses reflects the Company's loan growth over the past 12 months as well as an increase in specific loss allowances related to non-performing mortgage loans originated primarily during the first three quarters of 1998. Non-performing mortgage loans were $19.0 million at June 30, 1999 compared to $8.8 million at June 30, 1998. Of the non-performing mortgage loans at June 30, 1999, 92% were originated prior to changes implemented in the Company's underwriting criteria and practices in October 1998. The total allowance for loan losses was $12.5 million at June 30, 1999 compared with $8.4 million at June 30, 1998, representing 8.01% of loans held for investment at June 30, 1999 and 4.61% at June 30, 1998. Annualized net charge-offs to average loans were 2.68% for the six months ended June 30, 1999 compared with 0.68% for the six months ended June 30, 1998.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. The Company reports its loans held for sale at the lower of cost or market value; accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $9.4 million, from $27.6 million for the six months ended June 30, 1998 to $18.2 million for the six months ended June 30, 1999. The decline reflects lower loan sale prices for subprime mortgages in response to disruptions in the global capital markets during the later part of 1998 and a 19.9% decrease in the volume of loans sold during the six months ended June 30, 1999 compared with the same period in 1998.

     During the six months ended June 30, 1999, the Company securitized $225 million and sold $224.2 million in mortgage loans on a whole loan basis compared with whole loan sales of $538.4 million during the comparable period in 1998. The percentage of loans sold or securitized to loans originated was 97% for the six months ended June 30, 1999, compared to 90% for the same period in 1998.
Net gains on sales of loans, as a percentage of loans securitized and sold, were 3.94% for the six months ended June 30, 1999 compared with 5.05% for the six months ended June 30, 1998.

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

     Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. The assumptions used by the Company for valuing the residual interests in securitizations arising from its March 1999 securitization included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%. These assumptions remain unchanged at June 30, 1999. The Company used the "cash-out" method for valuing the residual interests in securitizations.

     In connection with its securitization transaction, an overcollateralization amount is required to be maintained which serves as credit enhancement to the senior certificate holders. The overcollateralization is required to be maintained at a specific target level of the principal balance of the certificates and can be increased as specified in the related securitization documents. Cash flows received in excess of the obligations to the senior certificate holders and certain costs of the securitization are deposited into a trust account until the overcollateralization target is reached. Once this target is reached, which is expected to be 15 to 18 months after the date of the securitization, distribution of excess cash from the trust account are remitted to the Company.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $93,000, from $440,000 for the six months ended June 30, 1998 to $533,000 for the six months ended June 30, 1999.

  Non-interest Expense

     Non-interest expense decreased $1.4 million, from $28.8 million for the six months ended June 30, 1998 to $27.4 million for the six months ended June 30, 1999. Compared to the first six months of 1998, non-interest expense for the mortgage finance division decreased $3.4 million and the banking division decreased $133,000, while non-interest expense for automobile finance increased $1.7 million and for insurance premium finance increased $235,000.

     The decrease in non-interest expense for the mortgage finance division was primarily attributed to a decrease in compensation expense as a result of lower loan origination volume in the first six months of 1999 compared with the same period during 1998. The decrease in the banking segment was primarily due to lower overhead costs related to supporting the Company's other business segments. The increase in the automobile finance division was driven primarily by higher compensation and occupancy expenses associated with the planned growth of this business segment. The increase in the insurance premium finance division was due to amortization expense related to the Coast acquisition in December 1998.

  Income Taxes

     Income taxes decreased $3.3 million, from $4.2 million for the six months ended June 30, 1998 to $907,000 for the six months ended June 30, 1999. This decrease occurred as a result of a $7.7 million decrease in income before income taxes between the two periods and a decrease in the effective tax rate from 42.8% for the six months ended June 30, 1998 to 41.2% for the six months ended June 30, 1999. The decline in the Company's effective tax rate is largely due to current year expenses recorded for financial statement purposes, which are not taxable.

Comparison of Financial Condition at June 30, 1999 and December 31, 1998

     Total assets decreased $9.0 million, from $425.6 million at December 31, 1998 to $416.6 million at June 30, 1999. Loans increased $11.8 million, from $348.1 million at December 31, 1998 to $359.9 million as of June 30, 1999. The increase in loans was comprised of a $20.1 million increase (net of unearned finance charges) in auto contracts and a $6.2 million increase in subprime mortgage loans, offset by a $6.1 million decrease in loans purchased from the RTC, and a $5.1 million decrease in insurance premium finance loans.

     Cash and cash equivalents decreased $33.2 million, from $52.2 million at December 31, 1998 to $19.0 million at June 30, 1999, primarily as a result of using mortgage loan securitization and whole loan sales proceeds to paydown outstanding warehouse lines of credit and wholesale deposits.

     Residual interests in securitizations were $12.2 million at June 30, 1999, which were entirely attributable to the Company's $225 million securitization in March 1999. There were no residual interests in securitizations at December 31, 1998.

     Deposits decreased $17.4 million, from $321.7 million at December 31, 1998 to $304.3 million at June 30, 1999, due primarily to the maturity of $10.3 million in brokered CDs during the quarter ended March 31, 1999 and the run-off of higher-rate wholesale deposits. Retail deposits increased $18.7 million from $248.3 million at December 31, 1998 to $267.0 million at June 30, 1999, reflecting the continued financing of the Company's mortgage, automobile and insurance premium finance business segments through the Bank's five-branch network. Wholesale deposits decreased $36.1 million from $73.4 million at December 31, 1998 to $37.3 million at June 30, 1999 as a result of run-off of higher-rate certificates of deposit.

     Other interest bearing liabilities include the RTC notes payable, which decreased to $4.0 million at June 30, 1999, and warehouse lines of credit, which increased to $10.6 million at June 30, 1999. At December 31, 1998 and June 30, 1999, there were no FHLB advances.

     Shareholders' equity decreased from $82.9 million at December 31, 1998 to $82.3 million at June 30, 1999, primarily as a result of the Company's first quarter buyback of 700,000 shares of its common stock for $2.4 million, offset by net income of $1.3 million during the six months ended June 30, 1999.

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

     The Bank's interest rate sensitivity is monitored by the Board of Directors and management through the use of a model which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and "NPV Ratio" is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company reviews a market value model (the "OTS NPV model") prepared quarterly by the Office of Thrift Supervision (the "OTS"), based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

     At March 31, 1999, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (1) a 200 basis point decrease in interest rates was 105 basis points and would result in a $5.4 million increase in the NPV of the Bank and (2) a 200 basis point increase in interest rates was 44 basis points and would result in a $2.3 million decrease in the NPV of the Bank. At March 31, 1999, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at March 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                                                    NPV as % of Portfolio
                                                        Net Portfolio Value                            Value of Assets
                                   -----------------------------------------------------     ---------------------------------
     Change in Rates               $ Amount             $ Change             % Change            NPV Ratio         % Change
     ---------------               -----------        ------------        --------------     -----------------   -------------
                                                                        (Dollars in thousands)
     +300 bp                           $43,488           $(5,027)              -10.0%               10.33%          -100 bp
     +200 bp                            46,186            (2,329)                 -5%               10.89%           -44 bp
     +100 bp                            47,658              (857)                 -2%               11.17%           -15 bp
        0 bp                            48,514                --                  --                11.33%            -- bp
     -100 bp                            50,915             2,401                  +5%               11.79%           +47 bp
     -200 bp                            53,921             5,407                 +11%               12.38%          +105 bp
     -300 bp                            57,639             9,124                 +19%               13.09%          +176 bp


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

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. Cash flows from sales and securitizations of loans were $454.0 million during the six months ended June 30, 1999 compared to $562.6 million during the six months ended June 30, 1998.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 1999, such retail deposits were $267.0 million or 87.7% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at June 30, 1999, wholesale deposits were $37.3 million or 12.3% of total deposits. The Bank had no broker-originated deposits at June 30, 1999. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                          June 30,                               December 31,
                                                              -------------------------------------------------------
                                            1999                      1998                       1997
                                    ---------------------     ---------------------------  --------------------------
                                                Weighted                     Weighted                      Weighted
                                                 Average                      Average                      Average
                                     Balance       Rate          Balance        Rate         Balance         Rate
                                    ----------  ----------    -------------  -------------- ------------  -----------
                                                                  (Dollars in thousands)
Passbook accounts                     $ 56,963      4.25%         $ 37,348        4.05%        $ 26,095       3.76%
Checking accounts                       11,366      2.03%           12,171        1.37%           9,959       1.33%
Certificates of deposit
   Under $100,000                      169,981      5.09%          194,396        5.40%         144,926       5.56%
   $100,000 and over                    65,982      5.24%           77,753        5.32%          52,214       5.89%
                                      --------                    --------                     --------
     Total                            $304,292      4.85%         $321,668        5.07%        $233,194       5.25%
                                      ========                    ========                     ========

     The following table sets forth the time remaining until maturity for all CDs at June 30, 1999, December 31, 1998 and 1997.

                                              June 30,    December 31,    December 31,
                                                1999          1998            1997
                                            ------------ -------------- ----------------
                                                       (Dollars in thousands)
Maturity within one year                      $232,155        $242,447        $181,858
Maturity within two years                        3,798          29,548          14,984
Maturity within three years                         10             154             298
                                            ------------ -------------- ----------------
Total certificates of deposit                 $235,963        $272,149        $197,140
                                            ============ ============== ================

     Although the Bank has a significant amount of deposits maturing in less than one year, the Company believes that the Bank's current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates which may result in a higher-cost of funds.

     At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with (1) tangible capital of $42.3 million, or 10.25% of total adjusted assets, (2) core capital of $42.3 million, or 10.25% of total adjusted assets, and (3) risk-based capital of $34.1 million, or 11.02% of risk-weighted assets.

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

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of June 30, 1999.

     The Company has other sources of liquidity, including FHLB advances, warehouse lines of credit and its liquidity and short-term investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by a portion of its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of June 30, 1999, the Bank's available borrowing capacity under this credit facility was $2.7 million.

     The Bank has $300 million in master repurchase agreements under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. These agreements may be terminated at any time at the option of either party. At June 30, 1999, there was $10.6 million outstanding under these warehouse lines of credit.

     Other borrowings of the Company at June 30, 1999 consist of the RTC Notes Payable (as defined below) which mature in 1999.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances, notes payable and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                            June 30,                           December 31,
                                                                                ---------------------------------------------
                                                             1999                       1998                     1997
                                                     ---------------------      ---------------------   ---------------------
                                                                                (Dollars in thousands)
FHLB advances
     Maximum month-end balance                             $       --                    $  34,500            $   40,900
     Balance at end of period                                      --                           --                28,000
     Average balance for period                                    --                       13,057                18,526
     Weighted average interest rate on
     Balance at end of period                                      --%                          --%                 7.07%
     Average balance for period                                    --%                        5.10%                 5.95%
Notes payable
     Maximum month-end balance                             $   10,930                    $      --            $       --
     Balance at end of period                                   4,000                           --                    --
     Average balance for period                                 8,504                           --                    --
     Weighted average interest rate on
     Balance at end of period                                    4.62%                          --%                   --%
     Average balance for period                                  4.97%                          --%                   --%
Warehouse lines of credit
     Maximum month-end balance                             $   70,000                    $  95,000            $   64,359
     Balance at end of period                                  10,597                           --                 6,237
     Average balance for period                                27,308                       43,759                 8,914
     Weighted average interest rate on
     Balance at end of period                                    5.89%                          --%                 6.70%
     Average balance for period                                  5.77%                        6.01%                 6.10%

     The Company had no material contractual obligations or commitments for capital expenditures at June 30, 1999. However, the Company continues to expand its auto finance operations, which will entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. In addition, the Company may expand its mortgage operations. At June 30, 1999, the Company had outstanding commitments to originate loans of $26.7 million, compared to $23.3 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

     Summary of Loan Portfolio. At June 30, 1999, the Company's loan portfolio constituted $359.9 million, or 86.4% of the Company's total assets, of which $156.6 million, or 43.5%, were held for investment and $203.3 million, or 56.5%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                              June 30,     December 31,     December 31,
                                                                1999           1998             1997
                                                         -------------    -------------    -------------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)
     Held for sale                                       $          --    $      18,289    $          --
     Held for investment                                        26,260           14,039           81,995
                                                         -------------    -------------    -------------
     Total mortgage loans                                $      26,260    $      32,328    $      81,995
                                                         -------------    -------------    -------------
Subprime mortgage loans
     Held for sale                                             203,319          196,117          120,002
     Held for investment                                        16,595           17,570            5,375
                                                         -------------    -------------    -------------
     Total subprime mortgage loans                             219,914          213,687          125,377
                                                         -------------    -------------    -------------
     Total mortgage loans                                      246,174          246,015          207,372
                                                         -------------    -------------    -------------
Consumer Loans
Automobile installment contracts                               107,361           83,921           40,877
Insurance premium financing                                     39,577           44,709           39,990
Other consumer loans                                             1,046            1,245              267
                                                         -------------    -------------    -------------
     Total consumer loans                                      147,984          129,875           81,134
                                                         -------------    -------------    -------------
     Total loans                                               394,158          375,890          288,506
Unearned discounts and premiums                                 (1,132             (212           (2,901)
Unearned finance charges                                       (20,572          (17,371          (10,581)
Allowance for loan losses                                      (12,541          (10,183           (6,487)
                                                         -------------    -------------    -------------
     Total loans, net                                    $     359,913    $     348,124    $     268,537
                                                         =============    =============    =============

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at June 30, 1999 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                             June 30, 1999
                       -------------------------------------------------------------------------------------------------------
                                           More Than 1       More Than 3       More Than 5      More Than 10
                          One Year or        Year to          Years to          Years to         Years to 20      More Than 20
                             Less            3 Years           5 Years          10 Years            Years             Years
                          -----------      -----------       -----------       -----------      ------------      ------------
                                                                        (Dollars in thousands)
Mortgage loans held
   for investment         $        18      $       719       $       969       $     3,592      $     13,969      $     23,588
Mortgage loans held
   for sale                        --               --               127                --            12,392           190,800
Consumer loans                 42,230           49,355            54,586             1,813                --                --
                          -----------      -----------       -----------       -----------      ------------      ------------
     Total                $    42,248      $    50,074       $    55,682       $     5,405      $     26,361      $    214,388
                          ===========      ===========       ===========       ===========      ============      ============

                              -------------

                                  Total
                                  Loans
                              -------------

Mortgage loans held
   for investment             $      42,855
Mortgage loans held
   for sale                         203,319
Consumer loans                      147,984
                              -------------
     Total                    $     394,158
                              =============

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

     At June 30, 1999, the Company had $5.0 million in assets classified as special mention, $17.5 million of assets classified as substandard, $61,000 in assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at June 30, 1999, December 31, 1998 and 1997.

Loan
----                  June 30,          % of Total          December 31,         % of Total         December 31,         % of Total
Delinquencies           1999               Loans                1998                Loans               1997               Loans
-------------    ----------------   ----------------    ------------------   ----------------    -----------------   --------------
                                                                 (Dollars in thousands)
30 to 59 days             $ 3,969                1.1%              $ 9,743                2.8%              $  356              0.1%
60 to 89 days               2,641                0.7%                8,161                2.3%                 994              0.4%
90+ days                   16,433                4.6%               11,424                3.3%               7,101              2.6%
                 ----------------   ----------------    ------------------   ----------------    -----------------   --------------
Total                     $23,043                6.4%              $29,328                8.4%              $8,451              3.1%
                 ================   ================    ==================   ================    =================   ==============

     Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at June 30, 1999 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at June 30, 1999, December 31, 1998 and 1997.

                                                                                           December 31,
                                                                           June 30,    --------------------
                                                                            1999         1998        1997
                                                                         ----------    --------   ---------
                                                                                (Dollars in thousands)
Non-accrual loans
     Single-family residential                                              $18,955     $19,242      $5,766
     Multi-family residential and commercial                                     --         214         605
     Consumer and other loans                                                   949       1,168       1,426
                                                                         ----------    --------   ---------
          Total                                                             $19,904     $20,624      $7,797
                                                                         ==========    ========   =========
Non-accrual loans as a percentage of
     Total loans held for investment                                          12.71%      15.42%       5.25%
     Total assets                                                              4.78%       4.85%       2.51%

Allowance for loan losses as a percentage of
     Total loans held for investment                                           8.01%       7.62%       4.37%
     Non-accrual loans                                                        63.01%      49.37%      83.20%

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $2.1 million at June 30, 1999, $1.9 million at December 31, 1998 and $562,000 at December 31, 1997,
and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                               At or For the
                                                                       At or For the Six        Year Ended
                                                                        Months Ended           December 31,
                                                                          June 30,        --------------------
                                                                           1999              1998        1997
                                                                        ----------         --------   ---------
                                                                               (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                             $10,183       $ 6,487     $ 5,356
     Provision for loan losses                                               4,071         5,853         507
     Automobile finance discounts allocated to loss allowance                3,489         4,582       1,953
     Charge-offs
          Mortgage loans                                                    (3,653)       (4,536)       (373)
          Consumer loans                                                    (2,053)       (3,793)     (2,101)
                                                                        ----------      --------   ---------
                                                                            (5,706)       (8,329)     (2,474)
     Recoveries
          Mortgage loans                                                       267           452          77
          Consumer loans                                                       237         1,138       1,068
                                                                        ----------      --------   ---------
                                                                               504         1,590       1,145
                                                                        ----------      --------   ---------
     Net charge-offs                                                        (5,202)       (6,739)     (1,329)
                                                                        ----------      --------   ---------
Balance at end of period                                                   $12,541       $10,183     $ 6,487
                                                                        ==========      ========   =========
     Annualized net charge-offs to average loans                              2.68%         1.73%       0.60%
     Ending allowance to period end loans, net                                8.01%         7.62%       4.37%

     The Company's policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts.

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

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                  December 31,
                                                  June 30,    ---------------------
                                                    1999         1998         1997
                                                ----------     -------     ---------
                                                        (Dollars in thousands)
Balance at end of period
     Overnight deposits                            $14,500     $47,000        $4,000
     U.S. agency securities                             --          --         1,002
                                                ==========     =======     =========
     Total                                         $14,500     $47,000        $5,002
                                                ==========     =======     =========

Weighted average yield at end of period
     Overnight deposits                               4.62%       3.00%         3.50%
     U.S. agency securities                             --%         --%         6.54%
Weighted average maturity at end of period
     Overnight deposits                              1 day       1 day         1 day
     U.S. agency securities                             --          --     24 months

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

  Management of Growth

     The Company has experienced rapid growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its mortgage and automobile finance businesses. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

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

  Securitizations

     The Company completed its first securitization of mortgage loans in December 1997 and its second in March 1999, and may securitize mortgage loans on a periodic basis in the future. The Company may, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests from its first securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale. The Company continues to report the residual interests from its second securitization in its balance sheet. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If securitizations represented a significant portion of the Company's revenues and net income and the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

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

  Change in General Economic Conditions

     Each of the Company's businesses is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession, the Company may experience a decrease in demand for its financial products and services, an increase in its servicing costs, a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. Although the Company believes that its underwriting criteria and collection methods enable it to manage the higher risks inherent in loans made to such borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults or losses could materially and adversely affect the Company's financial condition, results of operations and business prospects.

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

     The Company's computer systems and programs are designed and supported by companies specifically in the business of providing such products and services. The Company's Year 2000 plan includes evaluating existing hardware, software, vaults, alarm systems, both internally and externally, establishing a contingency plan and upgrading hardware and software as necessary. The initial phase of the project was to assess and identify all internal business processes requiring modification and to develop comprehensive renovation plans as needed. This phase was largely completed in 1998. The second phase was to execute those renovation plans and begin testing systems by simulating Year 2000 data conditions. This phase was also largely completed in 1998. Testing and implementation was completed during the first half of 1999. Failure to be Year 2000 compliant or incurrence of significant costs to render the Company Year 2000 compliant could have a material adverse effect on the Company's business, financial condition and results of operations.

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

       Not applicable

Item 3.     Defaults Upon Senior Securities.
            -------------------------------

       Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.
            ---------------------------------------------------

       At the Annual Meeting of the Company's shareholders, held on April 27, 1999, the shareholders considered the following proposals:

       I.   The election of seven directors to serve terms of one or two years;
       II. The approval of an amendment to the Company's Articles of Incorporation to increase the authorized number of shares of common stock;
       III. The approval of an amendment to the Company's 1997 Stock Incentive Plan; and
       IV. The ratification of the selection of KPMG, LLP as the Company's independent auditors for 1999.

       Messrs. Guillermo Bron, Lawrence Grill and Luis Maizel were elected as directors of the Company with terms expiring in 2001. Messrs. John French, Edmund Kaufman and Daniel Villanueva were elected as directors of the Company with terms expiring in 2000. Messrs. Bron and Kaufman received approximately 16,921,000 shares For, no shares Against and 5,000 shares Abstained. Messrs. Grill, French, Maizel and Villanueva received approximately 16,903,000 shares For, no shares Against and 23,000 shares Abstained.

       The approximate vote on the election of proposals II, III and IV were as follows:

                               For           Against     Abstained
                               ---           -------     ---------

       Proposal II          16,886,000        39,000       1,000
       Proposal III         16,773,000       150,000       3,000
       Proposal IV          16,902,000        20,000       4,000

Item 5.     Other Information.
            ------------------
       Not applicable

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

                                           United PanAm Financial Corp.



Date: August 6, 1999                   By: /s/ Lawrence J. Grill
                                           -----------------------------------
                                           Lawrence J. Grill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

      August 6, 1999                   By: /s/ Carol M. Bucci
                                           -----------------------------------
                                           Carol M. Bucci
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)