Form 10-Q
period 1999-09-30
UNITED PANAM FINANCIAL CORP
filed 1999-11-15
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the quarterly period ended September 30, 1999

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the transition period from __________ to ___________

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


The number of shares outstanding of the Registrant's Common Stock as of November 8, 1999 was 16,594,250 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                              SEPTEMBER 30, 1999

                                     INDEX


PART I.   FINANCIAL INFORMATION                                            Page
                                                                           ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition as of
           September 30, 1999 and December 31, 1998                           1

          Consolidated Statements of Operations
           for the three and nine months ended September 30, 1999
           and September 30, 1998                                             2

          Consolidated Statements of Cash Flows
           for the three and nine months ended September 30, 1999
           and September 30, 1998                                             3

          Notes to Consolidated Financial Statements                          5

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations                      9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         33

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                  34

Item 2.   Changes in Securities and Use of Proceeds                          34

Item 3.   Defaults Upon Senior Securities                                    34

Item 4.   Submission of Matters to a Vote of Security Holders                34

Item 5.   Other Information                                                  34

Item 6.   Exhibits and Reports on Form 8-K                                   34

PART I.        FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                            September 30,             December 31,
(Dollars in thousands, except per share data)                                   1999                      1998
                                                                          ----------------          ----------------
Assets

Cash and due from banks                                                   $          6,667          $          5,211
Short term investments                                                              30,500                    47,000
                                                                          ----------------          ----------------
  Cash and cash equivalents                                                         37,167                    52,211
Residual interests in securitizations, at fair value                                11,968                        --
Loans, net                                                                         159,207                   133,718
Loans held for sale                                                                314,184                   214,406
Premises and equipment, net                                                          4,060                     4,803
Federal Home Loan Bank stock, at cost                                                2,471                     2,120
Accrued interest receivable                                                          3,371                     2,034
Real estate owned, net                                                               3,254                     1,877
Goodwill and other intangible assets                                                 1,886                     2,349
Other assets                                                                        12,417                    12,041
                                                                          ----------------          ----------------
     Total assets                                                         $        549,985          $        425,559
                                                                          ================          ================

Liabilities and Shareholders' Equity

Deposits                                                                  $        297,888          $        321,668
Notes payable                                                                           --                    10,930
Warehouse lines of credit                                                          159,342                        --
Accrued expenses and other liabilities                                              13,265                    10,048
                                                                          ----------------          ----------------
     Total liabilities                                                             470,495                   342,646
                                                                          ----------------          ----------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,594,250 and 17,375,000 shares at
    September 30, 1999 and December 31, 1998, respectively                          65,483                    68,378
Retained earnings                                                                   14,007                    14,535
                                                                          ----------------          ----------------
     Total shareholders' equity                                                     79,490                    82,913
                                                                          ----------------          ----------------

     Total liabilities and shareholders' equity                           $        549,985          $        425,559
                                                                          ================          ================

See notes to consolidated financial statements                                 1

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three Months              Nine Months
(Dollars in thousands, except per share data)                         Ended September 30,      Ended September 30,
                                                                   -----------------------   ----------------------
                                                                       1999         1998        1999         1998
                                                                   ----------    ---------   ---------    ---------
Interest Income
   Loans                                                           $   13,112    $  11,617    $ 36,305    $  32,786
   Short term investments                                                 269          353       1,224          819
                                                                   ----------    ---------    --------    ---------
        Total interest income                                          13,381       11,970      37,529       33,605
                                                                   ----------    ---------    --------    ---------

Interest Expense
   Deposits                                                             3,642        4,063      11,423       11,186
   Warehouse lines of credit                                            1,108          652       1,889        2,118
   Federal Home Loan Bank advances                                          1          114           1          659
   Notes payable                                                           36          145         247          485
                                                                   ----------    ---------    --------    ---------
         Total interest expense                                         4,787        4,974      13,560       14,448
                                                                   ----------    ---------    --------    ---------
             Net interest income                                        8,594        6,996      23,969       19,157
   Provision for loan losses                                            1,826          661       5,897        1,784
                                                                   ----------    ---------    --------    ---------
             Net interest income after provision for loan losses        6,768        6,335      18,072       17,373
                                                                   ----------    ---------    --------    ---------

Non-interest Income
   Gain on sale of loans, net                                           3,469       17,071      21,175       44,262
   Loan related charges and fees                                           49           33         130          105
   Service charges and fees                                               173          173         551          478
   Other income                                                            30           33         103           96
                                                                   ----------    ---------    --------    ---------
         Total non-interest income                                      3,721       17,310      21,959       44,941
                                                                   ----------    ---------    --------    ---------

Non-interest Expense
   Compensation and benefits                                            7,777        9,961      24,157       28,733
   Occupancy                                                            1,517        1,458       4,483        3,936
   Other                                                                4,322        4,223      12,315       11,737
                                                                   ----------    ---------    --------    ---------
     Total non-interest expense                                        13,616       15,642      40,955       44,406
                                                                   ----------    ---------    --------    ---------

     Income (loss) before income taxes                                 (3,127)       8,003        (924)      17,908
Income taxes (benefit)                                                 (1,303)       3,333        (396)       7,572
                                                                   ----------    ---------    --------    ---------

Net income (loss)                                                  $   (1,824)   $   4,670    $   (528)   $  10,336
                                                                   ==========    =========    ========    =========

Earnings (loss) per share-basic                                    $    (0.11)   $    0.27    $  (0.03)   $    0.71
                                                                   ==========    =========    ========    =========

Earnings (loss) per share-diluted                                  $    (0.11)   $    0.26    $  (0.03)   $    0.67
                                                                   ==========    =========    ========    =========

Weighted average shares outstanding-basic                              16,706       17,275      16,965       14,565
                                                                   ==========    =========    ========    =========

Weighted average shares outstanding-diluted                            17,080       18,021      17,356       15,359
                                                                   ==========    =========    ========    =========

See notes to consolidated financial statements.                                2

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                             Three Months                Nine Months
                                                                               Ended September 30,         Ended September 30,
                                                                             ---------------------------------------------------
                                                                                 1999          1998          1999          1998
                                                                             ---------     ---------     ---------     ---------
Cash Flows from Operating Activities
Net income (loss)                                                            $  (1,824)    $   4,670     $    (528)    $  10,336

Adjustments to reconcile net income (loss)
 to net cash (used in) provided by operating activities:
   Gain on sale of loans                                                        (3,469)      (17,071)       (8,984)      (44,262)
   Origination of mortgage loans held for sale                                (251,884)     (359,090)     (724,692)     (957,247)
   Sales of mortgage loans held for sale                                       133,212       356,443       585,311       919,009
   Non cash gain on securitization of mortgage loans                                --            --       (12,191)           --
   Net proceeds from sale of residual interests in securitizations                  --            --            --         8,302
   Provision for loan losses                                                     1,826           661         5,897         1,784
   Accretion of discount on loans                                                  (76)          (24)         (162)         (566)
   Depreciation and amortization                                                   680           485         2,056         1,241
   FHLB stock dividend                                                             (31)          (30)          (87)          (86)
   Decrease in residual interests in securitizations                               225            --           225            --
   Increase in accrued interest receivable                                      (1,654)         (534)       (1,337)         (552)
   Decrease (increase) in other assets                                             405          (512)         (376)       (5,124)
   (Decrease) increase in accrued expenses and other liabilities                (2,238)        3,842         3,217         5,010
   Other, net                                                                       54            --           319            --
                                                                             ---------     ---------     ---------     ---------
     Net cash used in operating activities                                    (124,774)      (11,160)     (151,332)      (62,155)
                                                                             ---------     ---------     ---------     ---------

Cash Flows from Investing Activities
   Proceeds from maturities of investment securities                                --            --            --         1,002
   Repayments of mortgage loans                                                  8,632        11,055        29,479        30,196
   Originations, net of repayments, of non-mortgage loans                       (4,721)       (4,336)      (17,956)      (36,357)
   Purchase of premises and equipment                                             (186)         (581)         (862)       (2,684)
   Purchase of treasury stock                                                   (1,033)           --        (3,395)           --
   Purchase of FHLB stock, net                                                      --            --          (264)          (58)
   Proceeds from sale of real estate owned                                       1,871           545         4,462           995
   Other, net                                                                       52            --           192          (330)
                                                                             ---------     ---------     ---------     ---------
     Net cash provided by (used in) investing activities                         4,615         6,683        11,656        (7,236)
                                                                             ---------     ---------     ---------     ---------

Cash Flows from Financing Activities
   Repayment of notes payable                                                   (4,000)           --       (10,930)       (2,000)
   Net (decrease) increase in deposits                                          (6,404)       17,008       (23,780)       84,148
   Proceeds from initial public offering of common stock, net                       --            --            --        63,390
   Proceeds, net of repayments, from warehouse lines of credit                 148,745            --       159,342        (6,237)
   Proceeds, net of repayments, from FHLB advances                                  --            --            --       (28,000)
                                                                             ---------     ---------     ---------     ---------
       Net cash provided by financing activities                               138,341        17,008       124,632       111,301
                                                                             ---------     ---------     ---------     ---------

Net increase (decrease) in cash and cash equivalents                            18,182        12,531       (15,044)       41,910

Cash and cash equivalents at beginning of period                                18,985        48,405        52,211        19,026
                                                                             ---------     ---------     ---------     ---------

Cash and cash equivalents at end of period                                   $  37,167     $  60,936     $  37,167     $  60,936
                                                                             =========     =========     =========     =========

See notes to consolidated financial statements.                                3

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                                Three Months Ended     Nine Months Ended
                                                                        September 30,          September 30,
                                                                      ------------------------------------------
                                                                        1999       1998        1999        1998
                                                                      -------    -------    --------    --------
Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                                       $ 4,267    $ 5,047    $ 13,116    $ 14,625
                                                                      -------    -------    --------    --------

       Taxes                                                          $    --    $ 5,775    $     --    $  8,285
                                                                      -------    -------    --------    --------

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            Foreclosure of related mortgage loans                     $ 3,001    $   797    $  5,839    $  2,105
                                                                      -------    -------    --------    --------

See notes to consolidated financial statements.                                4

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
            Three and Nine Months Ended September 30, 1999 and 1998
                                  (Unaudited)

1.   Organization

     United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be hispanic owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation ("UPAM"), a California corporation, was organized in 1997 as a wholly-owned subsidiary of the Company. Effective September 30, 1999, all of the outstanding common stock of UPAM was contributed by UPFC to the Bank, and accordingly, UPAM is now operating as a wholly-owned subsidiary of the Bank.

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

     The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of September 30, 1999 and December 31, 1998. For the three and nine months ended September 30, 1999 and 1998, other than net income, the Company had no items of comprehensive income as defined by SFAS No. 130 - "Reporting Comprehensive Income." Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.   Earnings Per Share

     Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 1999 and 1998:

                                                                         Three Months                       Nine Months
(Dollars in thousands, except per share amounts)                      Ended September 30,               Ended September 30,
                                                               -------------------------------   --------------------------------
                                                                    1999             1998             1999              1998
                                                               --------------    -------------   --------------    --------------
Earnings (loss) per share - basic
     Net income (loss)                                         $       (1,824)   $       4,670   $         (528)   $       10,336
                                                               ==============    =============   ==============    ==============
     Average common shares outstanding                                 16,706           17,275           16,965            14,565
                                                               ==============    =============   ==============    ==============
     Earnings (loss) per share - basic                         $        (0.11)   $        0.27   $        (0.03)   $         0.71
                                                               ==============    =============   ==============    ==============
Earnings (loss) per share - diluted
     Net income (loss)                                         $       (1,824)   $       4,670   $         (528)   $       10,336
                                                               ==============    =============   ==============    ==============
     Average common shares outstanding                                 16,706           17,275           16,965            14,565
     Add: Stock options                                                   374              746              391               794
                                                               --------------    -------------   --------------    --------------
     Average common shares outstanding - diluted                       17,080           18,021           17,356            15,359
                                                               ==============    =============   ==============    ==============
     Earnings (loss) per share - diluted                       $        (0.11)   $        0.26   $        (0.03)   $         0.67
                                                               ==============    =============   ==============    ==============

4.   Accounting Pronouncements

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

     In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage - Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"). Prior to issuance of SFAS 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS 134 requires that the security be classified as either trading, available for sale or held to maturity according to the Company's intent unless the Company has already committed to sell the security before or during the securitization process. SFAS 134 is not expected to have a material impact on the results of operations or financial condition of the Company.

5.   Initial Public Offering

     On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its common stock at a price of $11.00 per share was declared effective by the SEC. The Company received approximately $56.0 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the underwriters' over-allotment option for 825,000 shares of common stock was exercised resulting in $8.0 million of additional proceeds being received by the Company, after underwriting discount.

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

                                                                 At or For Three Months Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
(Dollars in thousands)                                                             Insurance
                                               Mortgage            Auto             Premium
                                               Finance            Finance           Finance          Banking            Total
                                          ---------------    ---------------   ---------------   ---------------   ---------------
Net interest income                              $  1,386            $ 3,934           $   616          $  2,658          $  8,594
Provision for loan losses                           1,727                 --                99                --             1,826
Non-interest income                                 3,484                 54               107               396             4,041
Non-interest expense                                8,960              2,621               257             2,098            13,936
                                          ---------------    ---------------   ---------------   ---------------   ---------------
Segment profit (loss), pre-tax                   $ (5,817)           $ 1,367           $   367          $    956          $ (3,127)
                                          ===============    ===============   ===============   ===============   ===============
Total assets                                     $328,495            $92,098           $35,821          $ 93,678          $550,092
Loans                                            $326,507            $90,439           $34,156          $ 22,289          $473,391
Allowance for loan losses                        $  5,471            $ 7,126           $   420          $    445          $ 13,462
                                                                 At or For Three Months Ended September 30, 1998
                                          ----------------------------------------------------------------------------------------
                                                                                   Insurance
                                              Mortgage             Auto             Premium
                                               Finance            Finance           Finance          Banking            Total
                                          ---------------    ---------------   ---------------   ---------------   ---------------
Net interest income                              $  1,335            $ 2,295           $   776          $  2,590          $  6,996
Provision for loan losses                             600                 --                61                --               661
Non-interest income                                17,071                 29               109               551            17,760
Non-interest expense                               12,287              1,641                94             2,070            16,092
                                          ---------------    ---------------   ---------------   ---------------   ---------------
Segment profit, pre-tax                          $  5,519            $   683           $   730          $  1,071          $  8,003
                                          ===============    ===============   ===============   ===============   ===============
Total assets                                     $188,972            $54,235           $51,333          $142,736          $437,276
Loans                                            $186,861            $53,094           $51,069          $ 63,243          $354,267
Allowance for loan losses                        $  3,159            $ 3,508           $   418          $  1,773          $  8,858

                                                                 At or For Nine Months Ended September 30, 1999
                                          ----------------------------------------------------------------------------------------
                                                                                  Insurance
                                               Mortgage           Auto             Premium
                                               Finance           Finance           Finance            Banking            Total
                                          ---------------   ---------------   ---------------    ---------------   ---------------
Net interest income                               $ 3,757           $10,474            $1,863             $7,875           $23,969
Provision for loan losses                           5,528                --               368                 --             5,897
Non-interest income                                21,189               139               347              1,374            23,049
Non-interest expense                               28,173             7,220               704              5,948            42,045
                                          ---------------   ---------------   ---------------    ---------------   ---------------
Segment profit (loss), pre-tax                    $(8,755)          $ 3,393            $1,137             $3,301           $  (924)
                                          ===============   ===============   ===============    ===============   ===============
                                                                 At or For Nine Months Ended September 30, 1998
                                          -----------------------------------------------------------------------------------------
                                                                                  Insurance
                                              Mortgage            Auto             Premium
                                               Finance           Finance           Finance            Banking            Total
                                          ---------------   ---------------   ---------------    ---------------   ---------------
Net interest income                               $ 3,905           $ 5,788            $2,324             $7,140           $19,157
Provision for loan losses                           1,650                --               134                 --             1,784
Non-interest income                                44,262                72               287              1,670            46,291
Non-interest expense                               34,889             4,508               306              6,053            45,756
                                          ---------------   ---------------   ---------------    ---------------   ---------------
Segment profit, pre-tax                           $11,628           $ 1,352            $2,171             $2,757           $17,908
                                          ===============   ===============   ===============    ===============   ===============

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

                                                            Three Months Ended                     Nine Months Ended
                                                               September 30,                         September 30,
                                                   ----------------------------------    ----------------------------------
                                                          1999               1998               1999               1998
                                                   ---------------    ---------------    ---------------    ---------------
Non-interest income for reportable segments                $ 4,041            $17,760            $23,049            $46,291
Inter-segment cost reimbursement                              (320)              (450)            (1,090)            (1,350)
                                                   ---------------    ---------------    ---------------    ---------------
Consolidated non-interest income                           $ 3,721            $17,310            $21,959            $44,941
                                                   ===============    ===============    ===============    ===============

Non-interest expense for reportable segments               $13,936            $16,092            $42,045            $45,756
Inter-segment cost reimbursement                              (320)              (450)            (1,090)            (1,350)
                                                   ---------------    ---------------    ---------------    ---------------
Consolidated non-interest expense                          $13,616            $15,642            $40,955            $44,406
                                                   ===============    ===============    ===============    ===============

7.   Residual Interests in Securitizations

     The Company classifies its residual interest in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. At September 30, 1999, residual interests in securitizations were $11.9 million. There were no residual interests in securitizations at December 31, 1998.

     Valuations of the residual interests in securitizations at each reporting
period are based on discounted cash flow analyses.   Cash flows are estimated as
the amount of the excess of the weighted average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

8.   Subsequent Events

     On October 12, 1999, the Company completed a securitization backed by approximately $233.0 million in residential mortgage loans. A pre-tax net gain on sale of approximately $7.2 million was recorded. The floating rate asset backed securities issued comprised a two class structure consisting of conforming and non-conforming mortgage loans, rated "AAA" by Standard & Poor's and "Aaa" by Moody's.

     As part of the October 1999 securitization, the Company also recorded residual interests in securitizations of approximately $10.1 million consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

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

  Mortgage Finance

     The Company originates and sells or securitizes subprime mortgage loans collateralized primarily by first mortgages on single family residences. The Company's mortgage finance customers are considered "subprime" because of factors such as impaired credit history or high debt-to-income ratios compared to customers of traditional mortgage lenders. The Company has funded its mortgage finance business to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit, the sale of its mortgage loan originations to mortgage companies and investors through whole loan packages offered for bid several times per month and, to a lesser extent, from loan securitizations. The Company completed its first securitization of mortgage loans in December 1997 and in March 1998 sold the residual interests in this securitization for cash at a price in excess of its carrying value. The Company completed its second securitization of mortgage loans in March 1999 in the amount of $225 million. A third securitization of mortgage loans in the amount of $233 million was completed by the Company in October 1999.

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

     As a result of the Commonwealth and Coast acquisitions, IPF increased its commercial insurance premium financing to approximately 18% of loans outstanding at September 30, 1999.

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

  The Bank

     The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of September 30, 1999, the Bank was a five-branch federal savings bank with $297.9 million in deposits. The loans generated by the Company's mortgage, insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $22.7 million in principal amount (before unearned discounts and premiums) at September 30, 1999.

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

     The Company relies upon third-party software vendors and service providers for a substantial amount of its electronic data processing. Thus, one of the Company's Year 2000 focuses is to monitor the progress of its primary software vendors and service providers towards compliance with Year 2000 issues and prepare to test actual data of the Company on simulated processing of future sensitive dates. As of September 30, 1999, all critical systems provided by third-party service providers have been substantially tested. The Company's present evaluation of test results of mission critical systems provided by its third-party software vendors and service providers is acceptable.

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

     Costs to Address the Year 2000 Issue.

     The Company has budgeted expenditures of approximately $600,000 in 1998 and 1999 to ensure that its systems are ready for processing information in the Year 2000. The majority of these expenditures relate to the cost of fully dedicated Year 2000 project management team resources, some of whom are third party contractors. The Company estimates that it has incurred approximately $500,000 of its Year 2000 budget expenditures through September 30, 1999 and will incur an additional $75,000 by the end of 1999. In addition, the Company has incurred, and will continue to incur, certain costs relating to the temporary reallocation of its internal resources to address Year 2000 issues. The Company does not track the cost and time that its own internal employee spend on addressing Year 2000 issues.

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

     Contingency Plans.

     The Year 2000 project management team currently has developed contingency plans in the event of an unanticipated business interruption as a result of a Year 2000 systems failure. These plans define manual processes and resources required to provide minimum service level support for the Company's critical activities and customer support. Initial drafts of the plans were completed in 1998, and final plans were adopted in June 1999. Validation and testing of these contingency plans were completed in September 1999. There can be no assurance, however, that such contingency plans will totally mitigate risks associated with the occurrence of worst case scenarios.

  Average Balance Sheets

     The following tables set forth information relating to the Company for the three and nine months ended September 30, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                Three Months Ended September 30,
                                        -----------------------------------------------------------------------------
                                                          1999                                    1998
                                        --------------------------------------  -------------------------------------
                                                                      Average                                 Average
(Dollars in thousands)                    Average                      Yield/     Average                      Yield/
                                         Balance(1)      Interest       Cost     Balance(1)       Interest      Cost
                                        -----------     ----------  ----------   ----------     ----------   --------
Assets
Interest earning assets
   Investment securities                   $ 22,326        $   269       4.82%     $ 32,474        $   353       4.35%
   Mortgage loans, net(2)                   293,156          6,645       9.07%      299,338          6,839       9.14%
   IPF loans, net(3)                         36,042          1,301      14.43%       53,725          1,756      13.07%
   Automobile installment
    contracts, net(4)                        87,131          5,166      23.72%       50,118          3,022      24.12%
                                        -----------     ----------               ----------     ----------
      Total interest earning assets         438,655         13,381      12.20%      435,655         11,970      10.99%
                                                        ----------                              ----------
Non-interest earning assets                  37,652                                  37,630
                                        -----------                              ----------
       Total assets                        $476,307                                $473,285
                                        ===========                              ==========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                       $301,645        $ 3,642       4.79%     $306,254        $ 4,063       5.26%
   Notes payable                              2,667             36       5.44%       10,930            145       5.26%
   FHLB advances                                 25              1       5.79%        7,871            114       5.75%
   Warehouse lines of credit                 76,612          1,108       5.74%       38,039            652       6.71%
                                        -----------     ----------               ----------    -----------
       Total interest bearing
        liabilities                         380,949          4,787       4.99%      363,094          4,974       5.43%
                                                        ----------                              ----------
Non-interest bearing liabilities             13,908                                  26,665
                                        -----------                              ----------
       Total liabilities                    394,857                                 389,759
Equity                                       81,450                                  83,526
                                        -----------                              ----------
       Total liabilities and equity        $476,307                                $473,285
                                        ===========                              ==========
Net interest income before  provision
       for loan losses                                     $ 8,594                                 $ 6,996
                                                        ==========                             ===========
Net interest rate spread(5)                                              7.22%                                   5.56%
Net interest margin(6)                                                   7.84%                                   6.42%
Ratio of interest earning assets to
       interest bearing liabilities                                     115.2%                                  120.0%

__________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

                                                                Nine Months Ended September 30,
                                         ----------------------------------------------------------------------------
                                                           1999                                    1998
                                         -------------------------------------   ------------------------------------
                                                                      Average                                 Average
(Dollars in thousands)                      Average                    Yield/       Average                    Yield/
                                           Balance(1)     Interest      Cost       Balance(1)     Interest      Cost
                                         ------------ ------------   ---------   ------------  ------------  --------
Assets
Interest earning assets
   Investment securities                   $ 35,391        $ 1,224       4.61%     $ 20,893        $   819       5.23%
   Mortgage loans, net(2)                   270,510         18,454       9.10%      275,573         20,197       9.77%
   IPF loans, net(3)                         39,864          4,091      13.69%       49,725          4,992      13.39%
   Automobile installment
    contracts, net(4)                        77,733         13,760      23.60%       40,450          7,597      25.04%
                                         ----------   ------------               ----------    -----------
      Total interest earning assets         423,498         37,529      11.82%      386,641         33,605      11.59%
                                                      ------------                             -----------
Non-interest earning assets                  37,443                                  36,390
                                         ----------                              ----------
       Total assets                        $460,941                                $423,031
                                         ==========                              ==========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                       $314,161        $11,423       4.86%     $283,814        $11,186       5.27%
   Notes payable                              6,558            247       5.02%       11,730            485       5.53%
   FHLB advances                                  8              1       5.85%       15,441            659       5.71%
   Warehouse lines of credit                 43,743          1,889       5.77%       43,498          2,118       6.51%
                                         ----------   ------------               ----------    -----------
       Total interest bearing
        liabilities                        $364,470         13,560       4.97%      354,483         14,448       5.45%
                                                      ------------                             -----------
Non-interest bearing liabilities             15,014                                  20,691
                                         ----------                              ----------
       Total liabilities                    379,484                                 375,154
Equity                                       81,457                                  47,877
                                         ----------                              ----------
       Total liabilities and equity        $460,941                                $423,031
                                         ==========                              ==========
Net interest income before provision
       for loan losses                                     $23,969                                 $19,157
                                                      ============                             ===========
Net interest rate spread(5)                                              6.84%                                   6.14%
Net interest margin(6)                                                   7.55%                                   6.61%
Ratio of interest earning assets to
       interest bearing liabilities                                     116.2%                                  109.0%

___________________
(1)  Average balances are measured on a month-end basis.
(2) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes loans held for sale and non-performing loans.
(3)  Net of allowance for estimated losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and September 30, 1998

  General

     Net income decreased from $4.7 million for the three months ended September 30, 1998 to a net loss of $1.8 million for the three months ended September 30, 1999.

     The Company's mortgage finance business reported an operating loss of $5.8 million for the third quarter of 1999, compared with an operating profit of $5.5 million in the same period of 1998. Despite lower operating expenses, the mortgage finance business was negatively impacted by lower loan origination volume, lower loan sale volume and market pricing. Sales of mortgage loans of $130.6 million for the three months ended September 30, 1999 were significantly lower than the $347.9 million for the comparable period in 1998. Loan sale volumes declined during the quarter as a result of the Company's deferral of its $233.0 million loan securitization to the fourth quarter of 1999.

     Operating income for the Company's insurance premium finance business declined to $367,000 in the third quarter of 1999, compared with $730,000 for the same period in 1998. Additional competition in this business from insurance companies' direct bill and sale programs as well as lower average balances per loan continue to be the primary reasons for the decline in operating income. Lower average balances per loan generally resulted from lower insurance premiums available to the public.

     The Company's automobile finance division reported operating income of $1.4 million for the third quarter of 1999, compared with $683,000 for the third quarter of 1998. The growth in automobile finance receivables from the Company's existing retail branches as well as new branches opened in 1998 and 1999 contributed significantly to the growth in automobile finance operating income. The Company's banking operations reported operating income of $956,000 for the third quarter of 1999, compared with $1.1 million for the same quarter in the prior year. The decline in operating income resulted primarily from a reduction in the cost reimbursement received from the mortgage banking segment to cover services provided by the banking segment.

     Mortgage loan originations decreased from $358.6 million for the three months ended September 30, 1998 to $249.4 million for the three months ended September 30 1999 and insurance premium finance originations decreased from $35.4 million for the three months ended September 30, 1998 to $24.5 million for the three months ended September 30, 1999, while auto contracts purchased increased from $23.0 million for the three months ended September 30, 1998 to $33.7 million for the three months ended September 30, 1999.

  Interest Income

     Interest income was $13.4 million for the three months ended September 30, 1999, compared to $12.0 million for the three months ended September 30, 1998. Average interest earning assets increased $3.0 million for the quarter ended September 30, 1999 compared with the same period in 1998, due to an increase the average balance of automobile installment contracts, reflecting overall growth in this business unit. The average yield on interest earning assets increased 121 basis points.

     The improvement in the average yield on interest earning assets was principally due to an increased concentration of higher yielding loans in the three months ended September 30, 1999 compared to the three months ended September 30, 1998.

  Interest Expense

     Interest expense decreased from $5.0 million for the three months ended September 30, 1998 to $4.8 million for the three months ended September 30, 1999 due to a 0.44% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of average interest bearing liabilities was deposits of the Bank, which decreased from an average balance of $306.3 million during the quarter ended September 30, 1998 to $301.6 million during the quarter ended September 30, 1999. Offsetting the decrease in deposits was a $38.6 million increase in average warehouse lines of credit, which contributed significantly to the overall growth in average interest bearing liabilities.

     The average cost of deposits decreased from 5.26% for the three months ended September 30, 1998 to 4.79% for the comparable period in 1999, generally as a result of declining interest rates, a decrease in the Bank's higher-cost wholesale deposits and an increase in the Bank's lower-cost retail deposits.

     The decrease in the average cost of interest bearing liabilities was primarily due to the decline in the average cost of deposits and a decrease in the average cost of warehouse lines of credit.

  Provision for Loan Losses

     Provision for loan losses was $1.8 million for the three months ended September 30, 1999 compared with $661,000 for the same period in 1998. The provision for losses in the third quarter of 1999 represents the Company's estimate of loan losses based on current loan production levels, prior loss experience, aging of loans in the portfolio and other factors. Since the third quarter of 1998, the Company has increased its loan loss allowances, but at a lessening rate, through provisions for losses of $4.1 million for the quarter ended December 31, 1998, $2.6 million for the quarter ended March 31, 1999, $1.4 million for the quarter ended June 30, 1999 and $1.8 for the quarter ended September 30, 1999. Non-performing mortgage loans were $20.4 million at September 30, 1999 compared to $19.5 million at September 30, 1998. The total allowance for loan losses was $13.5 million at September 30, 1999 compared with $8.9 million at September 30, 1998, representing 8.46% of loans held for investment at September 30, 1999 and 4.73% at September 30, 1998. Annualized net charge-offs to average loans were 2.57% for the three months ended September 30, 1999 compared with 0.84% for the three months ended September 30, 1998.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates substantially all of its acquisition discounts attributable to credit risk to the allowance for loan losses.

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

  Non-interest Income

     Non-interest income decreased $13.6 million, from $17.3 million for the three months ended September 30, 1998 to $3.7 million for the three months ended September 30, 1999. The decline was primarily due to a 77% decrease in the volume of loans sold during the quarter ended September 30, 1999 compared with the same quarter in 1998 and a decrease in the Company's weighted average loan sales price from 105.2% during the third quarter of 1998 to 103.4% in the third quarter of 1999.

     During the three months ended September 30, 1999, the Company sold $130.6 million in mortgage loans on a whole loan basis compared with whole loan sales of $347.9 million during the comparable period in 1998. The percentage of loans sold or securitized to loans originated was 52.4% for the quarter ended September 30, 1999 compared to 97% for the same period in 1998. The decline in the volume of loans sold was primarily due to the Company's deferral of its $233.0 million loan securitization to the fourth quarter of 1999.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $13,000, from $239,000 for the three months ended September 30, 1998 to $252,000 for the three months ended September 30, 1999.

  Non-interest Expense

     Non-interest expense decreased $2.0 million, from $15.6 million for the three months ended September 30, 1998 to $13.6 million for the three months ended September 30, 1999. Compared to the third quarter of 1998, non-interest expense for the mortgage finance segment decreased $3.3 million, while non-interest expense for the automobile finance division increased $980,000, insurance premium finance increased $163,000 and the banking segment increased $28,000.

     The decrease in non-interest expense for the mortgage finance division was primarily attributed to a decrease in compensation expense as a result of lower loan origination volume in the third quarter of 1999 compared with the same quarter in 1998. The increase in the automobile finance division was driven primarily by higher compensation and occupancy expenses associated with the planned growth of this business segment. The increase in the insurance premium finance division was due to amortization expense related to the Coast acquisition in December 1998.

  Income Taxes

     Income taxes decreased $4.6 million, from $3.3 million for the three months ended September 30, 1998 to a tax benefit of $1.3 million for the three months ended September 30, 1999. This decrease occurred as a result of an $11.1 million decrease in income before income taxes between the two periods. The effective tax rate was 41.7% for the three months ended September 30, 1999 unchanged from the three months ended September 30, 1998.

Comparison of Operating Results for the Nine Months Ended September 30, 1999 and September 30, 1998

  General

     Net income decreased from $10.3 million for the nine months ended September 30, 1998 to a net loss of $528,000 for the nine months ended September 30, 1999.

     The Company's mortgage finance business reported an operating loss of $8.8 million for the first nine months of 1999, compared with an operating profit of $11.6 million in the same period of 1998. Despite lower operating expenses, the mortgage finance business was negatively impacted by lower loan origination volumes, lower loan sale volume and market pricing. Sales and securitizations of mortgage loans of $579.8 million for the nine months ended September 30, 1999 were significantly lower than the $886.4 for the comparable period in 1998.
Loan sale volumes declined during the quarter as a result of the Company's deferral of its $233.0 million loan securitization to the fourth quarter of 1999.

     Operating income for the Company's insurance premium finance business declined to $1.1 million in the first nine months of 1999, compared with $2.2 million for the same period in 1998. Additional competition in this business from insurance companies' direct bill and sale programs as well as lower average balances per loan were the primary reasons for the decline in operating income. Lower average balances per loan generally resulted from lower insurance premiums available to the public.

     The Company's automobile finance division reported operating income of $3.4 million for the nine months ended September 30, 1999, compared with $1.4 million for the corresponding period of 1998. The growth in automobile finance receivables from the Company's existing retail branches as well as new branches opened in 1998 and 1999 contributed significantly to the growth in automobile finance operating income. Also showing improved results was the Company's banking operations, which reported operating income of $3.3 million for the nine months ended September 30, 1999, compared with $2.8 million for the same period in the prior year. The banking operations benefited from a decline in the average rate paid on deposits and other borrowings, spread income from the Company's other businesses, as well as using the cash proceeds from the Company's initial public offering to provide additional financing for its business units.

     Mortgage loan originations decreased from $957.4 million for the nine months ended September 30, 1998 to $711.7 million for the nine months ended September 30, 1999 and insurance premium finance originations decreased from $123.2 million for the nine months ended September 30, 1998 to $85.4 million for the nine months ended September 30, 1999, while auto contracts purchased increased from $60.7 million for the nine months ended September 30, 1998 to $92.2 million for the nine months ended September 30, 1999. Sales and securitizations of mortgage loans were $579.8 million for the nine months ended September 30, 1999 and $886.4 million for the comparable period in 1998.

  Interest Income

     Interest income increased from $33.6 million for the nine months ended September 30, 1998 to $37.5 million for the nine months ended September 30, 1999 due primarily to a $36.9 million increase in average interest earning assets and a 23 basis point increase in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $37.3 million and investment securities, which increased $14.5 million. The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in the Company's liquidity, reflecting primarily the proceeds received from the initial public offering.

     The increase in the average yield on interest earning assets reflects the increase in higher yielding loans in the Company's held for investment portfolio, primarily due to an increase in automobile installment contracts.

  Interest Expense

     Interest expense decreased from $14.4 million for the nine months ended September 30, 1998 to $13.6 million for the nine months ended September 30, 1999 due to a 0.48% decrease in the weighted average interest rate on interest bearing liabilities partially offset by a $10.0 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $283.8 million during the nine months ended September 30, 1998 to $314.2 million during the nine months ended September 30, 1999. Offsetting the increase in deposits, was a $15.4 million decrease in average FHLB advances and a $5.2 million decrease in average notes payable. During the nine months ended September 30, 1999, lower-cost deposits were primarily used to finance the Company's lending activities.

     The average cost of deposits decreased from 5.27% for the nine months ended September 30, 1998 to 4.86% for the comparable period in 1999, generally as a result of declining interest rates, a decrease in the Bank's higher-cost wholesale deposits and an increase in the Bank's lower-cost retail deposits.

     The decrease in the average cost of interest bearing liabilities was primarily due to the decline in the average cost of deposits as well as the increase in deposits as a percentage of total interest bearing liabilities for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. At September 30, 1999, deposits accounted for 86.2% of interest bearing liabilities compared to 80.1% at September 30, 1998.

  Provision for Loan Losses

     Provision for loan losses was $5.9 million for the nine months ended September 30, 1999 compared with $1.8 million for the same period in 1998. The provision for losses in 1999 represents the Company's estimate of loan losses based on current loan production levels, prior loss experience, aging of loans in the portfolio and other factors. Since the third quarter of 1998, the Company has increased its loan loss allowances, but at a lessening rate, through provisions for losses of $4.1 million for the quarter ended December 31, 1998, $2.6 million for the quarter ended March 31, 1999, $1.4 million for the quarter ended June 30, 1999 and $1.8 million for the quarter ended September 30, 1999. Non-performing mortgage loans were $20.4 million at September 30, 1999 compared to $19.5 million at September 30, 1998. The total allowance for loan losses was $13.5 million at September 30, 1999 compared with $8.9 million at September 30, 1998, representing 8.46% of loans held for investment at September 30, 1999 and 4.73% at September 30, 1998. Annualized net charge-offs to average loans were 2.64% for the nine months ended September 30, 1999 compared with 2.03% for the nine months ended September 30, 1998.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates substantially all of its acquisition discounts attributable to credit risk to the allowance for loan losses.

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

  Non-interest Income

     Non-interest income decreased $22.9 million, from $44.9 million for the nine months ended September 30, 1998 to $22.0 million for the nine months ended September 30, 1999. The decline was primarily due to a 34.6% decrease in the volume of loans sold during the nine months ended September 30, 1999 compared with the same period in 1998 and a decrease in the Company's weighted average loan sale price from 105.0% during the nine months ended September 30, 1998 to 103.8% during the nine months ended September 30, 1999.

     During the nine months ended September 30, 1999, the Company securitized $225.0 million and sold $354.8 million in mortgage loans on a whole loan basis compared with whole loan sales of $886.4 million during the comparable period in 1998. The percentage of loans sold or securitized to loans originated was 81.5% for the nine months ended September 30, 1999, compared to 92.6% for the same period in 1998. The decline in the volume of loans sold was primarily due to the Company's deferral of its $233.0 million loan securitization to the fourth quarter of 1999.

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

     The assumptions used by the Company for valuing the residual interests in securitizations arising from its March 1999 securitization included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%. These assumptions remain unchanged at September 30, 1999. The Company used the "cash-out" method for valuing the residual interests in securitizations.

     In connection with its securitization transaction, an overcollateralization amount is required to be maintained, which serves as credit enhancement to the senior certificate holders. The overcollateralization is required to be maintained at a specific target level of the principal balance of the certificates and can be increased as specified in the related securitization documents. Cash flows received in excess of the obligations to the senior certificate holders and certain costs of the securitization are deposited into a trust account until the overcollateralization target is reached. Once this target is reached, which is expected to be

15 to 18 months after the date of the securitization, distribution of excess cash from the trust account are remitted to the Company.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $105,000, from $679,000 for the nine months ended September 30, 1998 to $784,000 for the nine months ended September 30, 1999.

  Non-interest Expense

     Non-interest expense decreased $3.4 million, from $44.4 million for the nine months ended September 30, 1998 to $41.0 million for the nine months ended September 30, 1999. Compared to the first nine months of 1998, non-interest expense for the mortgage finance division decreased $6.7 million and the banking division decreased $105,000, while non-interest expense for automobile finance increased $2.7 million and insurance premium finance increased $398,000.

     The decrease in non-interest expense for the mortgage finance division was primarily attributed to a decrease in compensation expense as a result of lower loan origination volume in the first nine months of 1999 compared with the same period during 1998. The decrease in the banking segment was primarily due to lower overhead costs related to supporting the Company's other business segments. The increase in the automobile finance division was driven primarily by higher compensation and occupancy expenses associated with the planned growth of this business segment. The increase in the insurance premium finance division was due to amortization expense related to the Coast acquisition in December 1998.

  Income Taxes

  Income taxes decreased $8.0 million, from $7.6 million for the nine months ended September 30, 1998 to a tax benefit of $396,000 for the nine months ended September 30, 1999. This decrease occurred as a result of an $18.8 million decrease in income before income taxes between the two periods. The effective tax rate was 42.9% for the nine months ended September 30, 1999 and 42.3% for the nine months ended September 30, 1998. The increase in the Company's effective tax rate is largely due to current year expenses recorded for financial statement purposes, which are not taxable.

Comparison of Financial Condition at September 30, 1999 and December 31, 1998

     Total assets increased $124.4 million, from $425.6 million at December 31, 1998 to $550.0 million at September 30, 1999. Loans increased $125.3 million, from $348.1 million at December 31, 1998 to $473.4 million as of September 30, 1999. The increase in loans was comprised of a $31.0 million increase (net of unearned finance charges) in auto contracts and a $118.3 million increase in subprime mortgage loans, offset by a $9.6 million decrease in loans purchased from the RTC, and a $10.1 million decrease in insurance premium finance loans.

     Cash and cash equivalents decreased $15.0 million, from $52.2 million at December 31, 1998 to $37.2 million at September 30, 1999, primarily as a result of using mortgage loan securitization and whole loan sales proceeds to fund loan portfolio growth and paydown wholesale deposits.

     Residual interests in securitizations were $12.0 million at September 30, 1999, which were entirely attributable to the Company's $225.0 million securitization in March 1999. There were no residual interests in securitizations at December 31, 1998.

     Deposits decreased $23.8 million, from $321.7 million at December 31, 1998 to $297.9 million at September 30, 1999. Wholesale deposits decreased $46.9 million from $73.4 million at December 31, 1998 to $26.5 million at September 30, 1999 as a result of run-off of higher-rate certificates of deposit. Retail deposits increased $23.1 million from $248.3 million at December 31, 1998 to $271.4 million at September 30, 1999, reflecting continued deposit growth through the Bank's five-branch network.

     Other interest bearing liabilities include warehouse lines of credit, which increased to $159.3 million at September 30, 1999. There were no warehouse lines of credit outstanding at December 31, 1998. At December 31, 1998 and September 30, 1999, there were no FHLB advances.

     Shareholders' equity decreased from $82.9 million at December 31, 1998 to $79.5 million at September 30, 1999, primarily as a result of the Company's first quarter buyback of 700,000 shares of its common stock for $2.4 million, the Company's third quarter buyback of 435,000 shares of its common stock for $1.0 million and the net loss of $528,000 during the nine months ended September 30, 1999.

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

     At June 30, 1999, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from (1) a 200 basis point decrease in interest rates was 138 basis points and would result in a $7.3 million increase in the NPV of the Bank and (2) a 200 basis point increase in interest rates was 138 basis points and would result in a $7.0 million decrease in the NPV of the Bank. At June 30, 1999, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at June 30, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                                                     NPV as % of Portfolio
                                             Net Portfolio Value                                        Value of Assets
                        -----------------------------------------------------------      -------------------------------------------
     Change in Rates         $ Amount             $ Change              % Change               NPV Ratio               % Change
     ---------------    ----------------     ----------------      ----------------      ------------------      -------------------
                                                                  (Dollars in thousands)
       +300 bp                   $47,929             $(12,527)                  -21%                  11.52%                  -254bp
       +200 bp                    53,489               (6,967)                  -12%                  12.68%                  -138bp
       +100 bp                    57,657               (2,799)                   -5%                  13.52%                   -54bp
          0 bp                    60,456                   --                    --                   14.06%                    --
       -100 bp                    63,186                2,730                    +5%                  14.58%                   +52bp
       -200 bp                    67,740                7,284                   +12%                  15.44%                  +138bp
       -300 bp                    73,199               12,743                   +21%                  16.46%                  +239bp

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

     On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its common stock at a price of $11.00 per share was declared effective by the SEC. The Company received approximately $56.0 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the underwriters' over-allotment option for 825,000 shares of common stock was exercised resulting in $8.0 million of additional proceeds being received by the Company, after underwriting discount. The net proceeds from the initial public offering were used for general corporate purposes, including financing the growth of the Company's mortgage and automobile operations, and to repay $2.0 million in indebtedness to certain shareholders.

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. Cash flows from sales and securitizations of loans were $587.4 million during the nine months ended September 30, 1999 compared to $919.0 million during the nine months ended September 30, 1998.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At September 30, 1999, such retail deposits were $271.4 million or 91.1% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at September 30, 1999, wholesale deposits were $26.5 million or 8.9% of total deposits. The Bank had no broker-originated deposits at September 30, 1999. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                       September 30,                                  December 31,
                                                           --------------------------------------------------------------
                                            1999                                 1998                      1997
                               -------------------------   --------------------------------------------------------------
                                                Weighted                    Weighted                          Weighted
                                                Average                       Average                          Average
                                 Balance          Rate       Balance            Rate            Balance          Rate
                               ----------    -----------   ------------   ---------------    ------------    ------------
                                                                  (Dollars in thousands)
Passbook accounts                $ 57,200         4.30%        $ 37,348           4.05%          $ 26,095            3.76%
Checking accounts                  13,165         2.12%          12,171           1.37%             9,959            1.33%
Certificates of deposit
   Under $100,000                 165,091         5.17%         194,396           5.40%           144,926            5.56%
   $100,000 and over               62,432         5.35%          77,753           5.32%            52,214            5.89%
                               ----------                  ------------                      ------------
     Total                       $297,888         4.91%        $321,668           5.07%          $233,194            5.25%
                               ==========                  ============                      ============

     The following table sets forth the time remaining until maturity for all CDs at September 30, 1999, December 31, 1998 and 1997.

                                                           September 30,    December 31,    December 31,
                                                               1999             1998            1997
                                                         ---------------   --------------  -------------
Under $100,000:                                                       (Dollars in thousands)
Maturity within one year                                        $154,954        $169,283        $133,692
Maturity within two years                                         10,137          25,059          11,011
Maturity within three years                                           --              54             223
                                                         ---------------   -------------   -------------
Total                                                           $165,091        $194,396        $144,926
                                                         ===============   =============   =============

                                                           September 30,    December 31,    December 31,
                                                               1999             1998            1997
                                                         ---------------   --------------  -------------
$100,000 and over:                                                    (Dollars in thousands)
Maturity within one year                                         $58,890         $72,164         $48,166
Maturity within two years                                          3,542           4,489           3,973
Maturity within three years                                           --             100              75
                                                         ---------------   -------------   -------------
Total                                                            $62,432         $77,753         $52,214
                                                         ===============   =============   =============

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

     At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with (1) tangible capital of $48.1 million, or 8.79% of total adjusted assets, (2) core capital of $48.1 million, or 8.79% of total adjusted assets, and (3) risk-based capital of $41.1 million, or 10.52% of risk-weighted assets.

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

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of September 30, 1999.

     The Company has other sources of liquidity, including FHLB advances, warehouse lines of credit and its liquidity and short-term investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by a portion of its portfolio of mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of September 30, 1999, the Bank's available borrowing capacity under this credit facility was $2.3 million.

     The Bank has $300 million in master repurchase agreements under which it may sell and repurchase at a set price mortgage loans pending the sale or securitization of such loans. These agreements may be terminated at any time at the option of either party. At September 30, 1999, there was $159.3 million outstanding under these warehouse lines of credit.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances, notes payable and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                  September 30,               December 31,
                                                                                     ---------------------------
                                                                      1999                1998           1997
                                                                ---------------      --------------   ----------
                                                                                  (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                         $  2,300             $34,500      $40,900
     Balance at end of period                                                --                  --       28,000
     Average balance for period                                               8              13,057       18,526
     Weighted average interest rate on
          Balance at end of period                                           --%                 --%        7.07%
          Average balance for period                                       5.85%               5.10%        5.95%
Notes payable
     Maximum month-end balance                                         $ 10,930             $    --      $    --
     Balance at end of period                                                --                  --           --
     Average balance for period                                           6,558                  --           --
     Weighted average interest rate on
          Balance at end of period                                           --%                 --%          --%
          Average balance for period                                       5.02%                 --%          --%
Warehouse lines of credit
     Maximum month-end balance                                         $159,342             $95,000      $64,359
     Balance at end of period                                           159,342                  --        6,237
     Average balance for period                                          43,743              43,759        8,914
     Weighted average interest rate on
          Balance at end of period                                         6.05%                 --%        6.70%
          Average balance for period                                       5.77%               6.01%        6.10%

     The Company had no material contractual obligations or commitments for capital expenditures at September 30, 1999. However, the Company may continue to expand its operations, which may entail lease commitments and expenditures for leasehold improvements and furniture, fixtures and equipment. At September 30, 1999, the Company had outstanding commitments to originate loans of $24.8 million, compared to $23.3 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

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

     The rate at which interest accrues on the RTC Notes Payable is based on the RTC's "Cost of Funds," defined in the RTC Agreements at the end of the calendar quarter Monday auction yield price for

13 week United States Treasury Bills plus 12.5 basis points, and adjusts annually, in the case of the $6.9 million loan due April 1999, and quarterly, in the case of the $4.0 million loan due September 1999. Interest accrues on any amount of principal or interest not paid when due at the rate of the RTC's Cost of Funds plus 300 basis points, beginning on the date such unpaid amount became due.

     In connection with the RTC Agreements, PAFI and the RTC have entered into Stock Pledge Agreements pursuant to which PAFI has pledged to the RTC all of the issued and outstanding shares of the capital stock of the Bank as security for the repayment of the RTC Notes Payable.

     The $6.9 million loan under the first Interim Capital Assistance Agreement dated April 29, 1994 was repaid on April 28, 1999. The remaining $4.0 million loan was repaid on September 8, 1999.

Lending Activities

     To date, the Company has sold the majority of its loan originations to mortgage companies and other investors through whole loan packages on a primarily non-recourse, servicing released basis. As a result, upon sale, risks and rewards of ownership transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual interests in this securitization to a third-party. In March 1999, the Company completed its second mortgage loan securitization for $225 million. A third securitization in the amount of $233 million was completed by the Company in October 1999.

     Summary of Loan Portfolio. At September 30, 1999, the Company's loan portfolio constituted $473.4 million, or 86.1% of the Company's total assets, of which $159.2 million, or 33.6%, were held for investment and $314.2 million, or 66.4%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value.

     The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                              September 30,     December 31,     December 31,
                                                                   1999             1998             1997
                                                              -------------     ------------     ------------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)
     Held for sale                                                 $     --         $ 18,289         $     --
     Held for investment                                             22,733           14,039           81,995
                                                              -------------     ------------     ------------
     Total mortgage loans                                            22,753           32,328           81,995
                                                              -------------     ------------     ------------
Subprime mortgage loans
     Held for sale                                                  314,184          196,117          120,002
     Held for investment                                             17,794           17,570            5,375
                                                              -------------     ------------     ------------
     Total subprime mortgage loans                                  331,978          213,687          125,377
                                                              -------------     ------------     ------------
     Total mortgage loans                                           354,711          246,015          207,372
                                                              -------------     ------------     ------------
Consumer Loans
Automobile installment contracts                                    118,866           83,921           40,877
Insurance premium financing                                          34,576           44,709           39,990
Other consumer loans                                                  1,002            1,245              267
                                                              -------------     ------------     ------------
     Total consumer loans                                           154,444          129,875           81,134
                                                              -------------     ------------     ------------
     Total loans                                                    509,155          375,890          288,506
Unearned discounts and premiums                                      (1,001)            (212)          (2,901)
Unearned finance charges                                            (21,301)         (17,371)         (10,581)
Allowance for loan losses                                           (13,462)         (10,183)          (6,487)
                                                              -------------     ------------     ------------
     Total loans, net                                              $473,391         $348,124         $268,537
                                                              =============     ============     ============

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at September 30, 1999 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                      September 30, 1999
                       -----------------------------------------------------------------------------------------------------------
                                         More Than 1     More Than 3     More Than 5    More Than 10
                          One Year or      Year to        Years to        Years to       Years to 20    More Than 20       Total
                             Less          3 Years         5 Years        10 Years          Years           Years         Loans
                       ---------------  -------------  ---------------  -------------  ---------------  -------------  -----------
                                                                   (Dollars in thousands)
Mortgage loans held
   for investment              $    25        $   744          $   757         $3,049          $12,814       $ 23,138     $ 40,527
Mortgage loans held
   for sale                         --             --              141             --           12,504        301,539      314,184
Consumer loans                  37,774         53,830           61,046          1,794               --             --      154,444
                       ---------------  -------------  ---------------  -------------  ---------------  -------------  -----------
     Total                     $37,799        $54,574          $61,944         $4,843          $25,318       $324,677     $509,155
                       ===============  =============  ===============  =============  ===============  =============  ===========

  Classified Assets and Allowance for Loan Losses

     The Company maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets, which do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

     At September 30, 1999, the Company had $2.7 million in assets classified as special mention, $22.5 million of assets classified as substandard, $68,000 in assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at September 30, 1999, December 31, 1998 and 1997.

Loan               September 30,        % of Total          December 31,         % of Total        December 31,        % of Total
----
Delinquencies           1999               Loans                1998                Loans              1997              Loans
-------------      --------------   ----------------    ------------------   ----------------   -----------------  ---------------
                                                                 (Dollars in thousands)
30 to 59 days             $ 5,365                1.1%              $ 9,743                2.8%             $  356              0.1%
60 to 89 days               4,047                0.9%                8,161                2.3%                994              0.4%
90+ days                   14,925                3.2%               11,424                3.3%              7,101              2.6%
                   --------------   ----------------    ------------------   ----------------   -----------------  ---------------
Total                     $24,337                5.2%              $29,328                8.4%             $8,451              3.1%
                   ==============   ================    ==================   ================   =================  ===============

     Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at September 30, 1999 had no troubled debt restructured loans. The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at September 30, 1999, December 31, 1998 and 1997.

                                                                       September 30,         December 31,
                                                                                       ---------------------
                                                                            1999          1998        1997
                                                                       -------------   ---------   ---------
                                                                              (Dollars in thousands)
Non-accrual loans
     Single-family residential                                               $20,182     $19,242      $5,766
     Multi-family residential and commercial                                     100         214         605
     Consumer and other loans                                                  1,107       1,168       1,426
                                                                       -------------   ---------   ---------
          Total                                                              $21,389     $20,624      $7,797
                                                                       =============   =========   =========

Non-accrual loans as a percentage of
     Total loans held for investment                                           13.44%      15.42%       5.25%
     Total assets                                                               3.89%       4.85%       2.51%
Allowance for loan losses as a percentage of
     Total loans held for investment                                            8.46%       7.62%       4.37%
     Non-accrual loans                                                         62.94%      49.37%      83.20%

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $3.3 million at September 30, 1999, $1.9 million at December 31, 1998 and $562,000 at December 31, 1997, and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                  At or For the Nine          At or For the
                                                                     Months Ended              Year Ended
                                                                    September 30,             December 31,
                                                                                        ----------------------
                                                                         1999              1998         1997
                                                                  -------------------   ----------   ---------
                                                                            (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                                $10,183      $ 6,487     $ 5,356
     Provision for loan losses                                                  5,897        5,853         507
     Automobile finance discounts allocated to loss allowance                   5,425        4,582       1,953
     Charge-offs
          Mortgage loans                                                       (3,051)      (4,536)       (373)
          Consumer loans                                                       (5,626)      (3,793)     (2,101)
                                                                  -------------------   ----------   ---------
                                                                               (8,677)      (8,329)     (2,474)
     Recoveries
          Mortgage loans                                                          295          452          77
          Consumer loans                                                          339        1,138       1,068
                                                                  -------------------   ----------   ---------
                                                                                  634        1,590       1,145
                                                                  -------------------   ----------   ---------
     Net charge-offs                                                           (8,043)      (6,739)     (1,329)
                                                                  -------------------   ----------   ---------
Balance at end of period                                                      $13,462      $10,183     $ 6,487
                                                                  ===================   ==========   =========
     Annualized net charge-offs to average loans                                 2.64%        1.73%       0.60%
     Ending allowance to period end loans, net                                   8.46%        7.62%       4.37%

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

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                              September 30,          December 31,
                                                                              -----------------------
                                                                   1999          1998         1997
                                                              -------------   ---------   -----------
                                                                      (Dollars in thousands)
Balance at end of period
     Overnight deposits                                             $30,500     $47,000        $4,000
     U.S. agency securities                                              --          --         1,002
                                                              -------------   ---------   -----------
     Total                                                          $30,500     $47,000        $5,002
                                                              =============   =========   ===========

Weighted average yield at end of period
     Overnight deposits                                                5.13%       3.00%         3.50%
     U.S. agency securities                                              --%         --%         6.54%
Weighted average maturity at end of period
     Overnight deposits                                               1 day       1 day         1 day
     U.S. agency securities                                              --          --     24 months

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

  Management of Growth

     The Company has experienced rapid growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its mortgage and automobile finance businesses. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy could have a material adverse effect on the Company's financial condition, results of operations and business prospects .

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

  Securitizations

     The Company completed its first securitization of mortgage loans in December 1997, a second in March 1999 and a third in October 1999. The Company may continue to securitize mortgage loans on a periodic basis in the future. The Company may, in the future, consider the securitization of other financial assets. In March 1998, the Company sold its residual interests from its first securitization for cash in the amount of $8.3 million which exceeded the carrying value of approximately $8.2 million at the date of sale. The Company continues to report the residual interests from its second securitization in its balance sheet. The Company believes that the gain on sale from such securitizations could represent a significant portion of the Company's future revenues and net income. The Company's ability to complete securitizations will depend on a number of factors, including conditions in the securities markets generally, conditions in the asset-backed securities market specifically, the performance of the Company's portfolio of securitized loans and the Company's ability to obtain credit enhancement for its securitized loans. If securitizations represented a significant portion of the Company's revenues and net income and the Company were unable to securitize profitably a sufficient number of loans in a particular quarter, then the Company's revenues for the quarter could decline, which could result in lower earnings or a loss reported for the quarter. In addition, delays in closing a securitization could require the Company to seek additional alternative funding under current and future credit facilities in order to finance additional loan originations and purchases and could increase the Company's interest rate risk by increasing the period during which newly originated loans are held prior to sale and could increase the Company's interest expense.

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

     The Company has evaluated its major customers and suppliers to determine if they are Year 2000 compliant and has deemed their Year 2000 test results of mission critical system to be acceptable. Failure of any material customer or supplier to be year 2000 compliant could have a material adverse effect on the Company.

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

     None

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



                                           United PanAm Financial Corp.



Date:    November 12, 1999            By:  /s/ Lawrence J. Grill
                                           -----------------------------------
                                           Lawrence J. Grill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



         November 12, 1999            By:  /s/ Carol M. Bucci
                                           -----------------------------------
                                           Carol M. Bucci
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)