Form 10-K
period 1999-12-31
UNITED PANAM FINANCIAL CORP
filed 2000-03-24
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K
   FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
    For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes  X     No   __
                                              ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $7,230,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on March 13, 2000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of March 13, 2000 was 16,606,850 shares.

                      Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2000 Annual Meeting of Shareholders to be held June 20, 2000 are incorporated by reference in PART III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 1999.

                         UNITED PANAM FINANCIAL CORP.

                        1999 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                    PART I

Item 1.      Business                                                                                 1
                  General                                                                             1
                  Automobile Finance                                                                  2
                  Insurance Premium Finance                                                           6
                  Pan American Bank, FSB                                                             12
                  Discontinued Operations - Mortgage Finance                                         12
                  Industry Segments                                                                  15
                  Competition                                                                        15
                  Employees                                                                          15
                  Supervision and Regulation                                                         15
                  Taxation                                                                           24
                  Subsidiaries                                                                       25
                  Factors That May Affect Future Results of Operations                               26
Item 2.      Properties                                                                              29
Item 3.      Legal Proceedings                                                                       29
Item 4.      Submission of Matters to a Vote of Security Holders                                     29

                                    PART II

Item 5.      Market For Registrant's Common Equity and Related Shareholder Matters                   30
Item 6.      Selected Financial Data                                                                 31
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                            33
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                              50
Item 8.      Financial Statements and Supplementary Data                                             50
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosures                                                                           50

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant                                      50
Item 11.     Executive Compensation                                                                  50
Item 12.     Security Ownership of Certain Beneficial Owners and Management                          50
Item 13.     Certain Relationships and Related Transactions                                          51

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                         51
SIGNATURES                                                                                           60

                                    PART I

     Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.'s (the "Company") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; estimates involving discontinued operations; valuation of residuals; interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; rapid growth of the Company's businesses; dependence on whole loan sale markets; general economic conditions; and other risks, some of which may be identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 1. Business - Factors That May Affect Future Results of Operations."

Item 1.   Business

     General

        The Company was incorporated in California on April 19, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc., ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation ("RTC") on April 29, 1994 pursuant to a whole purchase and assumption agreement. The Company, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. United PanAm Mortgage Corporation, a California corporation, was organized in 1997 as a wholly-owned subsidiary of UPFC and is now inactive. Effective, September 30, 1999, all of the outstanding common stock of United PanAm Mortgage Corporation was contributed by the Company to the Bank, and, accordingly, United PanAm Mortgage Corporation is now a wholly-owned subsidiary of the Bank.

        The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances, warehouse lines of credit, and whole loan sales or securitizations. All of the Company's revenues are attributed to customers located in the United States.

        The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Bank is the largest Hispanic-controlled savings association in California. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN Corporation ("BPN") and in 1996 commenced its automobile finance business.

        In December 1999, the Company decided to close its subprime mortgage finance operations to focus on its auto lending and insurance premium finance businesses. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity is treated as discontinued operations for financial statement reporting purposes. See "Item 1. Business - Discontinued Operations - Mortgage Finance."

  Automobile Finance

     Business Overview

     The Company entered the subprime automobile finance business in February 1996 through the establishment of United Auto Credit Corporation ("UACC") as a subsidiary of the Bank. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 77% of which have been independent dealers and 23% of which have been franchisees of automobile manufacturers. The borrowers on contracts purchased by UACC are classified as subprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC maintains nine branch offices located in California, three branch offices located in Florida, two branch offices located in Washington and one each in Arizona, Colorado, Georgia, North Carolina, Oregon and Utah. At December 31, 1999, UACC's portfolio contained 16,955 auto contracts in the aggregate gross amount of $128.1 million, including unearned finance charges of $21.2 million.

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


     Business Strategy

     UACC's business strategy includes controlled growth at the branch level, with limited volume goals and the gradual addition of new branches. Each branch is targeted to generate on average between $650,000 and $750,000 in gross contracts per month within five months of opening. The Company believes that UACC's strategy of controlled growth, disciplined underwriting, strong internal audit procedures and focused servicing and collection efforts at the branch level, will result in sustainable profitability and lower levels of delinquency and loss than those experienced by many of its competitors, whose rapid growth has resulted in portfolio quality problems.

     The Company believes that the subprime automobile finance market is inconsistently or poorly serviced by the consumer finance industry. As a result, UACC's strategy is to differentiate itself by providing dealers with consistent, same day decisions and up front verifications, which reduces the percentage of rejected contracts submitted for purchase, and rapid funding of approved contracts. The Company believes that UACC is also more flexible than some of its competitors in financing older, higher mileage vehicles and maintenance warranties.

  Operating Summary

  The following table presents a summary of UACC's key operating and statistical results for the years ended December 31, 1999 and 1998.

                                                                                                      At or For the
                                                                                                       Years Ended
                                                                                                      December 31,
                                                                            ------------------------------------------------------
                                                                                         1999                         1998
                                                                            ------------------------------------------------------
                                                                             (Dollars in thousands, except portfolio and other data)
Operating Data
Gross contracts purchased                                                               $124,896                       $86,098
Gross contracts outstanding                                                              128,093                        83,921
Unearned finance charges                                                                  21,181                        17,371
Net contracts outstanding                                                                106,912                        66,550
Average purchase discount                                                                   8.79%                         9.12%
APR to customers                                                                           21.47%                        21.31%
Allowance for loan losses                                                               $  7,915                       $ 4,138

Loan Quality Data
Allowance for loan losses (% of net contracts)                                              7.40%                         6.22%
Delinquencies (% of net contracts)
     31-60 days                                                                             0.39%                         0.44%
     61-90 days                                                                             0.16%                         0.16%
     90+ days                                                                               0.08%                         0.08%
Net charge-offs (% of average net contracts)                                                4.05%                         4.56%
Repossessions (net) (% of net contracts)                                                    0.47%                         0.72%

Portfolio Data
Used vehicles                                                                               99.0%                         99.0%
Vehicle age at time of contract (years)                                                      6.0                           6.2
Original contract term (months)                                                             42.6                          40.6
Gross amount financed to WSBB (1)                                                            119%                          117%
Net amount financed to WSBB (2)                                                              108%                          106%
Net amount financed per contract                                                        $  8,019                       $ 7,725
Down payment                                                                                  19%                           20%
Monthly payment                                                                         $    272                       $   270

Other Data
Number of branches                                                                            20                            15

______________
(1)  WSBB represents Kelly Wholesale Blue Book for used vehicles.
(2) Net amount financed equals the gross amount financed less unearned finance charges or discounts.

  Products and Pricing

  UACC targets transactions which involve (i) a used automobile with an average age of five to seven years and (ii) an average original contract term of 40 to 45 months.

  The financial profile of the target transaction includes an amount financed (before taxes, license, warranty and discount) equal to 95% to 100% of invoice for new vehicles or current WSBB for used vehicles (after tax, license, warranty and discount, the amount financed is targeted at 105% to 110%), a contract rate and discount which yields 28.5%, an amount financed of $7,000 to $10,000 with a down payment of 15% to 20% and a monthly payment from $225 to $325.

  The target profile of a UACC borrower includes time on the job of three to five years, time at current residence of three to five years, a ratio of total debt to total income of 33% to 37% and a ratio of total monthly automobile payments to total monthly income of 12% to 15%.

  The application for an auto contract is taken by the dealer. UACC purchases the auto contract from the dealer at a discount which increases the effective yield on such contract. For the year ended December 31, 1999, the Company allocated 90% of the discount to the allowance for loan losses, representing 9% of the net contract amount. Management periodically reviews the portion of the discount allocated to the allowance for loan losses in light of the Company's operations.

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

  As of December 31, 1999, UACC directly marketed its programs to dealers through its 20 branch offices in Arizona, California, Colorado, Florida, Georgia, North Carolina, Oregon, Washington and Utah.

  When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet are completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer's representations and warranties. When UACC holds auto contracts aggregating $50,000 or more from a dealer, UACC obtains a Experian Business Analysis Report for such dealer. Branch management periodically monitors each dealer's overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct audits of the dealer's performance.

  The following table sets forth certain data for auto contracts purchased by UACC for the periods indicated.

                                                                                                  For the Years Ended
                                                                                            --------------------------------
                                                                                               December 31,    December 31,
                                                                                                  1999            1998
                                                                                            ---------------    -------------
                                                                                                 (Dollars in thousands)

Gross amount of contracts                                                                         $124,896         $86,098
Average original term of contracts (months)                                                           42.6            40.6

  At December 31, 1999, 68% of UACC's auto contracts were written by its California branches, compared to 80% at December 31, 1998 and 95% at December 31, 1997. In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 1999, no dealer accounted for more than 1.5% of UACC's portfolio and the ten dealers from which UACC purchased the most contracts accounted for approximately 12% of its aggregate portfolio.

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

  Collection Process. UACC's collection policy calls for the following sequence of actions to be taken with regard to all problem loans: call the borrower at one day past due; immediate follow-up on all broken promises to pay; branch management review of all accounts at ten days past due; and Regional Manager or Operations Manager review of all accounts at 45 days past due.

  UACC will consider extensions or modifications in working a collection problem. All extensions and modifications require the approval of the branch manager, and are monitored by the Regional Manager and Operations Manager.

  Repossessions. It is UACC's policy to repossess the financed vehicle only when payments are substantially in default, the customer demonstrates an intention not to pay or the customer fails to comply with material provisions of the contract. All repossessions require the prior approval of the branch manager. In certain cases, the customer is able to pay the balance due or bring the account current, thereby redeeming the vehicle.

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

  Loss reserves based on expected losses over the life of the contract are established when each contract is purchased from the dealer. The reserve is provided from the dealer discount that is taken on each transaction. Loss reserve analyses are performed regularly to determine the adequacy of current reserve levels. For the year ended December 31, 1999, the Company allocated 9% of the net contract purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represent an estimate of expected losses for these loans. If actual experience exceeds estimates, an additional provision for losses is established as a charge against earnings. Management periodically reviews the portion of the discount allocated to the allowance for loan losses in light of the Company's operations.

  The following table reflects UACC's cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for each contract pool (defined as the total dollar amount of net contracts purchased in a six-month period) purchased since UACC's inception.

Number of                   Mar. 1996    Oct. 1996   Apr. 1997     Oct. 1997    Apr. 1998   Oct. 1998   Apr. 1999   Oct. 1999
Months                         -             -           -             -            -           -           -          -
Outstanding                 Sept. 1996   Mar. 1997   Sept. 1997    Mar. 1998   Sept. 1998   Mar. 1999   Sept. 1999  Dec. 1999
                            ----------   ---------   ----------    ---------   ----------   ---------   ----------  ---------
   1                          0.0%          0.0%        0.0%          0.0%         0.0%        0.0%        0.0%        0.0%
   3                          0.0%          0.0%        0.0%          0.0%         0.0%        0.0%        0.0%        0.1%
   5                          0.0%          0.0%        0.1%          0.1%         0.1%        0.1%        0.2%
   7                          0.3%          0.4%        0.5%          0.5%         0.5%        0.3%        0.5%
   9                          1.0%          0.9%        1.1%          1.2%         1.1%        1.7%        1.1%
   11                         2.8%          2.1%        2.3%          2.1%         1.9%        1.3%
   13                         4.4%          3.1%        3.3%          2.9%         2.7%        1.8%
   15                         5.9%          4.1%        4.2%          3.7%         3.2%        2.6%
   17                         6.8%          4.8%        4.8%          4.2%         3.8%
   19                         7.7%          5.4%        5.3%          4.7%         4.4%
   21                         8.5%          5.8%        5.7%          5.2%         4.8%
   23                         8.7%          6.3%        6.4%          5.5%
   25                         9.1%          6.6%        6.8%          5.9%
   27                         9.2%          7.2%        7.2%          6.2%
   29                         9.3%          7.6%        7.4%
   31                         9.6%          7.9%        7.6%
   33                         9.9%          8.1%        7.9%
   35                        10.0%          8.3%
   37                        10.0%          8.3%
   39                        10.2%          8.6%
   41                        10.1%
   43                        10.1%
   45                        10.0%
Original Pool ($000)       $4,885        $9,297      $15,575      $ 22,488     $30,271     $36,773      $42,115     $21,551
                           =======       =======     ========     =========    ========    ========     ========    ========

Remaining Pool ($000)      $  258        $  971      $ 2,988      $  7,284     $14,087     $24,234      $36,546     $21,169
                           =======       =======    =========     ========     ========    ========     ========    ========
   (%)                          5%           10%          19%          32%          49%         66%          87%         98%
                           =======       =======    =========     ========     ========    ========     ========    ========

  UACC purchased its first auto contracts in March 1996 and, accordingly, a maximum of 45 months of loss history was available at December 31, 1999.

  Insurance Premium Finance

  Business Overview

  In May 1995, the Company entered into a joint venture with BPN under the name "ClassicPlan" (such business is referred to herein as "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business ("commercial") insurance premiums in California and BPN markets this financing primarily to independent insurance agents that sell automobile or commercial insurance policies in California and, thereafter, services such loans for the Bank.

  IPF markets its automobile insurance financing to drivers who are classified by insurance companies as non-standard or high risk for a variety of reasons, including ages, driving record, a lapse in insurance coverage or ownership of high performance automobiles. Insurance companies that underwrite insurance for such drivers, including those participating in the assigned risk programs established by California law, generally either do not offer financing of insurance premiums or do not offer terms as flexible as those offered by IPF.

  IPF markets its commercial insurance financing to small businesses for property/casualty and specialty classes of insurance on an excess or surplus lines basis, including commercial multi peril, other liability, commercial automobile liability/comprehensive, fire and product liability.

  Customers are directed to BPN through a non-exclusive network of insurance brokers and agents who sell automobile or commercial insurance and offer financing through programs like those offered by IPF. On a typical twelve-month insurance policy, the borrower makes a cash down payment of 15% to 25% of the premium (plus certain fees) and the balance is financed under a contract that contains a payment period of shorter duration than the policy term. In the event that the insured defaults on the loan, the Bank has the right to obtain directly from the insurance company the unearned insurance premium held by the insurance company, which can then be applied to the outstanding loan balance (premiums are earned by the insurance company over the life of the insurance policy). Each contract is designed to ensure that, at any point during the term of the underlying policy, the unearned premium under the insurance policy exceeds the unpaid principal amount due under the contract. Under the terms of the contract, the insured grants IPF a power of attorney to cancel the policy in the event the insured defaults under the contract. Upon cancellation, the insurance company is required by California law to remit the unearned premium to IPF which, in turn, offsets this amount against any amounts due from the insured. IPF does not sell or have the risk of underwriting the underlying insurance policy. IPF seeks to minimize its credit risk by perfecting a security interest in the unearned premium, avoiding concentrations of policies with insurance companies that are below certain industry ratings, and doing automobile premium financing to date only in California which maintains an insurance guaranty fund which protects consumers and insurance premium finance companies against losses from failed insurance companies.

  IPF seeks to minimize its credit risks in the financing of commercial insurance policies by perfecting a security interest in the unearned premium, obtaining premium verifications on loans over $5,000, avoiding concentrations of policies with insurance companies that are below certain ratings and limiting the amount of surplus lines business which is not covered by California's guaranty fund. At December 31, 1999, IPF had less than 9% of its commercial loan balances with surplus line insurance companies doing business on a non-admitted basis in California.

  In addition to insurance premiums, IPF will also finance broker fees (i.e., fees paid by the insured to the agent). If a policy cancels, the agent repays any unearned broker fee financed by IPF. Broker fee financing represents approximately 3% of total loans outstanding. At December 31, 1999, approximately 60.8% of all broker fee financing was to a single insurance agency. When IPF agrees to finance an agent's broker fees, a credit limit is established for the agent. Agents are required to maintain deposits with the Bank to mitigate IPF's possible losses on broker fees financed. To date, the Bank has not charged-off a broker fee balance.

  At December 31, 1999, the aggregate gross amount of insurance premium finance contracts was $30.3 million with 70,726 contracts outstanding. Commercial loan balances represented 24.5% of these loan balances at December 31, 1999. During 1999, IPF originated 108,218 insurance premium finance contracts of which 9,996 or 9.2% were commercial loan contracts. During January 1998, the Company with BPN, purchased from Providian National Bank for $450,000 the right to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Commonwealth Premium Finance ("CPF"). The purchase price for the agreement was provided 60% by the Company and 40% by BPN. The relationship between the Company and BPN continues to be governed by the joint venture arrangement already in effect. See "Relationship with BPN" below. The Company also acquired the

Commonwealth name and certain equipment and software. The agreement also provides that Providian National Bank and the servicers of its insurance premium finance business may not solicit or engage in the insurance premium finance business in California for a period of three years from the date of the agreement.

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

  Relationship with BPN

  BPN is headquartered in Chino, California, and markets the Company's insurance premium finance program under the trade name "ClassicPlan." The Company believes that IPF is the largest provider of financing for consumer automobile insurance premiums in California. On a more limited basis, IPF also finances insurance premiums for businesses purchasing property, casualty and liability insurance. At December 31, 1999, BPN had 40 employees.

  BPN solicits insurance agents and brokers to submit their clients' financing requests to the Bank. BPN is responsible for monitoring the agents' performance and assisting with IPF's compliance with applicable consumer protection, disclosure and insurance laws, and providing customer service, data processing and collection services to IPF. The Bank pays fees to BPN for these services. The amount of these fees is based on fixed charges, which include a loan service fee per contract and cancellation fees charged by the Bank, and the earnings of the loan portfolio, which include 50% of the interest earned on portfolio loans after the Bank subtracts a specified floating portfolio interest rate and 50% of late fees and returned check fees charged by the Bank. Additionally, BPN and the Bank share equally certain collection and legal expenses which may occur from time-to-time, all net loan losses experienced on the insurance premium loan portfolio and all net losses up to $375,000 experienced on the broker fees loan portfolio. BPN bears losses over $375,000 experienced on the broker fees loan portfolio.

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

  The Company has entered into an option agreement with BPN and its shareholders whereby the Company may purchase all of the issued and outstanding shares of BPN (the "Shares Option") and all additional shares of any BPN affiliate which may be organized outside of California (the "Affiliate Share Option"). The option period expires March 31, 2005. The Company has agreed not to exercise the Share Option prior to April 29, 1999 unless BPN or its shareholders have breached their outstanding agreements with the Company. Until the date occurring 90 days after delivery to the Company of a notice stating that BPN has had $30,000,000 or more in loans outstanding for the six months preceding delivery of such notice, which notice cannot be delivered prior to October 29, 1999, the Company may exercise the Share Option for $3,250,000 and must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN (the "Noncompete Payment"). If the Share Option is exercised any time thereafter, the Noncompete Payment will be made and the option exercise price shall be the greater of $3,250,000 or four times BPN's pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the Noncompete Payment. The Affiliate Share Option may not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option will equal the sum of four times BPN Affiliate's pre-tax earnings for the twelve-month period prior to exercise.

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

     Automobile Insurance Premium Finance Industry

     Insurance Finance. The private passenger automobile insurance industry in the United States is estimated by A.M. Best Company ("A.M. Best"), a provider of independent ratings on the financial strength and claims payment ability of insurance companies, to have been a $109 billion market in annual premium volume during 1996, with nonstandard automobile insurance comprising $23 billion of this market. Although reliable data concerning the size and composition of the personal lines premium finance market is not available, the Company believes that the industry is highly fragmented with no independent insurance premium finance company accounting for a significant share of the market. The Company believes that the insurance premium finance industry in California is somewhat more concentrated than elsewhere in the nation, with several long-established competitors. In addition, insurance companies offering direct bill payment programs and direct sales of insurance policies to the consumer are providing significant competition to the Company.

     California Insurance Laws. Under current law, automobiles in the state of California cannot be registered without providing proof of insurance or posting required bonds with the Department of Motor Vehicles.

     In California, as in most states, insurance companies fall into two categories, admitted or non-admitted. All insurance companies licensed to do business in California are required to be members of the California Insurance Guarantee Association ("CIGA"), and are classified as "admitted" companies.
CIGA was established to protect insurance policyholders in the event the company that issued a policy fails financially, and to establish confidence in the insurance industry. Should an insurance company fail, CIGA is empowered to raise money by levying member companies. CIGA pays claims against insurance companies, which protects both the customer and the premium financiers should an admitted insurance company fail. In such event, CIGA will refund any unearned premiums. This provides protection to companies, such as IPF, that provide insurance premium financing. As a result, IPF's policy is to limit financing of insurance policies issued by non-admitted carriers.

     Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program ("CAARP"), to which all admitted companies writing private passenger automobile insurance policies must belong. This 45-year-old program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers. CAARP policies are distributed to the admitted companies in proportion to their share of California's private passenger automobile insurance market. The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program. The customers are arbitrarily assigned to them by CAARP. Although CAARP offers financing of its policy premiums, its terms are not as competitive as the insurance premium finance companies and, therefore, many CAARP policies are financed by others.
At December 31, 1999, approximately 13.8% of the insurance policies financed by IPF were issued under CAARP.

     Business Strategy

     IPF's business strategy is to increase profitably the volume of contracts originated and maintained in its portfolio. IPF intends to implement this strategy by:

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

     . Continuing to expand its premium financing to other insurance lines of business (e.g., commercial, property, casualty and liability insurance); and

     .  Expanding the Company's operations into other states.


  Operating Summary

     The following table presents a summary of IPF's key operating and statistical results for the years ended December 31, 1999 and 1998.

                                                                                                  At or For the
                                                                                                   Years Ended
                                                                                                  December 31,
                                                                           ------------------------------------------------------
                                                                                         1999                       1998
                                                                           ------------------------------------------------------
                                                                              (Dollars in thousands, except portfolio averages)
Operating Data
Loan originations                                                                             $107,212                   $152,998
Loans outstanding at period end                                                                 30,334                     44,709
Average gross yield (1)                                                                          22.32%                     19.51%
Average net yield (2)                                                                            12.73%                     13.90%
Allowance for loan losses                                                                     $    389                   $    349

Loan Quality Data
Allowance for loan losses (% of loans outstanding)                                                1.28%                      0.78%
Net charge-offs (% of average loans outstanding) (3)                                              1.00%                      0.78%
Delinquencies (% of loans outstanding) (4)                                                        1.38%                      1.79%

Portfolio Data
Average monthly loan originations (number of loans)                                              9,018                     11,501
Average loan size at origination                                                              $    991                   $  1,109
Commercial insurance policies (% of loans outstanding)                                           24.50%                     13.14%
CAARP policies (% of loans outstanding)                                                          13.79%                     13.05%
Cancellation rate (% of premiums financed)                                                        39.0%                      42.1%

_______________
(1)  Gross yield represents total rates and fees paid by the borrower.
(2) Net yield represents the yield to the Bank after interest and fee sharing with BPN.
(3)  Includes only the Bank's 50% share of charge-offs.
(4) This statistic measures delinquencies on canceled policy balances. Since IPF seeks recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

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

     Sales and Marketing

     IPF currently markets its insurance premium finance program through a network of over 700 agents, primarily located in Los Angeles, Orange and San Bernardino counties. Relationships with agents are established by BPN's marketing representatives. The Company believes that IPF has been able to attract and maintain its relationship with agents by offering a higher level of service than its competitors. IPF focuses on providing each agent with up-to-date information on its customers' accounts, which allows the agent to service customers' needs and minimize the number of policies that are canceled. Many of IPF's largest agents have computer terminals provided by BPN in their offices, which allow on-line access to customer information. Agents for IPF receive an average producer fee ($20, equal to 50% of the aforementioned $40 processing fee per contract), as collateral against early cancellations. IPF does not require return of this $20 producer fee for early policy cancellation unless the policy pays off in the first 30 days.

     To minimize its exposure to reliance on a limited number of agents, the Company has instituted portfolio guidelines generally limiting the dollar amount of contracts originated by any agent to 15% of IPF's total portfolio. The Company performs a quarterly analysis of all agents based on information provided by BPN. At December 31, 1999, IPF had no agent that exceeded the 15% portfolio parameter.

     Underwriting Standards

     IPF is a secured lender, and upon default, relies on its security interest in the unearned premium held by the insurance company. IPF can, however, suffer a loss on an insurance premium finance contract for four reasons: loss of all or a portion of the unearned premium due to its failure to cancel the contract on a timely basis; an insolvency of the insurance company holding the unearned premium not otherwise covered by CIGA; inadequacy of the unearned premium to cover charges in excess of unpaid principal amount; and cost of collection and administration, including the time value of money, exceeding the unpaid principal and other charges due under the contract. For the twelve months ended December 31, 1999, IPF canceled for nonpayment contracts representing approximately 39.0% of all premiums financed. Careful administration of contracts is critical to protecting IPF against loss.

     Credit applications are taken at the insurance agent's office. Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, IPF does not carry out a credit investigation of a borrower on loans under $25,000.

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

     During July 1998, BPN purchased and installed a new computer system, a Proliant 2500, manufactured by Compaq Computer Corporation. In addition, BPN developed an Oracle-based management information system software which provides complete online, real-time information processing services. The system also provides direct electronic processing of many functions that were previously paper intensive. This system satisfies IPF's current requirements for application processing, payment processing and collections and monitoring and reporting, and has significant capacity remaining. The Bank purchased a 50% interest in the Oracle-based software developed by BPN for $175,000.

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

   Pan American Bank, FSB

     Business Overview

     The Bank is a federally chartered stock savings bank formed in 1994 to purchase from the RTC certain assets and to assume certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. It is the largest Hispanic-controlled savings association in California, with five retail branch offices in the state and $291.9 million in deposits at December 31, 1999. The Bank has been the principal funding source to date for the Company's residential mortgage, insurance premium and automobile finance businesses primarily through its deposits, FHLB advances, warehouse lines of credit and whole loan sales. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, these loans aggregated $21.8 million (before unearned discounts and premiums) at December 31, 1999. The Bank has focused its branch marketing efforts on building a middle income customer base, including efforts targeted at local Hispanic communities. The Bank has bilingual employees in each of its branches, and key members of the Company's and the Bank's Board of Directors and management are of Hispanic heritage and are active in communities served by the Bank. In addition to operating its retail banking business at four branches located in Northern California and one in Southern California, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of the Company. The business of the Bank is subject to substantial government supervision and regulatory requirement. See "Supervision and Regulation - Business Savings Bank Regulation."

   Discontinued Operations - Mortgage Finance

     From 1996 to the end of 1999, one of the Company's primary lending businesses was mortgage finance. The Company originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences through United PanAm Mortgage, a division of the Bank (such business is referred to as "UPAM").

     The market for subprime mortgage lending deteriorated late in 1998 in response to disruptions in the global capital markets, causing a severe liquidity crisis in the mortgage securitization markets. As a result, the demand for subprime mortgage loans was negatively affected and whole loan prices dropped precipitously in the fourth quarter of 1998. During the first nine months of 1998 the Company received an average price of

105% (of the principal amount of mortgages) for whole loan sales compared with 102.8% in the fourth quarter of 1998 and 103.2% for all of 1999.

     To compensate for declining loan sale prices, the Company implemented a number of actions including consolidating loan branches, reducing overhead costs and improving loan quality. However, the mortgage finance division was unable to achieve targeted profitability levels. Consequently, in December 1999, the Company decided to discontinue this division in order to concentrate efforts on its other businesses as well as to explore new finance businesses. Accordingly, related operating activity for UPAM is reclassified and reported as discontinued operations in the 1999 and the preceding years consolidated financial statements. A loss on disposal for UPAM is also included in the 1999 financial statements and provides for lease terminations, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses of UPAM.

     During 1999, UPAM sold loans with servicing released to other mortgage companies and investors through whole loan packages offered for bid several times per month. During 1999, UPAM sold $552.2 million of loans through whole loan sales at a weighted average sales price equal to 103.2% of the original principal balance of the loans sold. Also, in 1999, UPAM completed two mortgage loan securitizations totaling $458.0 million and recorded a weighted average gain on these securitizations of 103.8% of the original principal balance of the loans sold. In connection with these two securitizations, the Company recorded residual interests of $22.3 million. These residual interests were not included in the Company's discontinued mortgage finance operations.

     Operating Summary

     The following table presents a summary of UPAM's key operating results and statistics for 1999 and 1998.

                                                                           At of For the Years Ended
                                                                                  December 31,
                                                           -------------------------------------------------------
                                                                     1999                              1998
                                                           ---------------------              --------------------
                                                                            (Dollars in thousands)
Loan Origination Statistics
Loans originated                                                      $  962,716                        $1,189,741
Number of loans originated                                                 8,833                            11,934
Average principal balance per loan                                    $      109                        $      100
Weighted average interest rate
     Fixed-rate loans                                                      10.10%                            10.35%
     Adjustable-rate loans                                                  9.86%                             9.62%
Weighted average loan-to-value ratio                                          76%                               76%
First mortgage loans                                                          97%                               96%
Fixed-rate loans                                                              24%                               29%
Owner occupied                                                                89%                               88%
Retail originations                                                           18%                               32%
California originations                                                       35%                               32%
Loans with prepayment penalties
     Retail                                                                   94%                               90%
     Wholesale                                                                84%                               81%

Loan Sales Statistics
Loans sold or securitized                                             $1,010,211                        $1,084,701
Average whole loan sales price
     (% of principal balance)                                              103.2%                            104.8%

     Loan Origination

     During 1999, UPAM originated loans through its retail and wholesale divisions. The retail division originated loans through the direct solicitation of borrowers by mail and telemarketing and accounted for $173.4 million, or 18% of UPAM's total loan production in 1999. The wholesale division originated loans through independent loan brokers and accounted for $789.3 million, or 82%, of UPAM's total loan production during the same period.

     Loan Sales and Securitizations

     Whole Loan Sales. During the twelve months ended December 31, 1999, UPAM sold, for cash paid in full at closing, $552.2 million of mortgage loans through whole loan sales at a weighted average sales price equal to 103.2% of the original principal balance of the loans sold.

     Whole loan sales were made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by UPAM regarding the underwriting criteria applied by UPAM in the origination process. In the event of a breach of such representations and warranties, UPAM may be required to repurchase or substitute loans. In addition, UPAM sometimes committed to repurchase or substitute a loan if a payment default occurred within the first month following the date the loan was funded, or if UPAM's appraisal was significantly different than the purchaser's appraisal value, unless other arrangements were made between UPAM and the purchaser. UPAM also was required in some cases to repurchase or substitute a loan if the loan documentation was alleged to contain fraudulent misrepresentations made by the borrower. During 1999, UPAM repurchased from investors $9.6 million of loans primarily as a result of early payment defaults or property appraisal differences. If these loans are non-performing, specific loss reserves have been recorded if the outstanding principal balance is in excess of its estimated fair value.

     Securitizations. UPAM completed its first securitization of mortgage loans in December 1997, in the principal amount of $114.9 million. The Company sold for cash, the residual interests from this securitization. No loan securitizations were completed during 1998. UPAM completed two additional securitizations in March and October of 1999 in the principal amount of approximately $458.0 million. As part of the 1999 securitizations, the Company recorded residual interests in securitizations of $22.3 million. The residual interests consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The Company classifies its residual interests in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations.

     Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flows analyses. Cash flows are estimated as the amount of the excess of the weighted average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

     The assumptions used by the Company for valuing the residual interests arising from its 1999 securitizations included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%. The Company sold for cash, the residual interests from its first securitization completed in 1997.

     Loan Servicing and Delinquencies

     UPAM sold most of its loans on a servicing released basis. All loans were serviced and held by the Bank until sold. The Bank subcontracts with a third-party sub-servicer to conduct its servicing operations, and monitors the sub-servicers' activities to ensure that they comply with its guidelines. UPAM began receiving applications for mortgage loans under its regular lending programs in January 1996 and to date has sold many of its loans on a whole loan, servicing released basis. Accordingly, UPAM does not have representative historical delinquency, bankruptcy, foreclosure or default experience that may be referred to for purposes of estimating future delinquency, loss and prepayment data with respect to its loans.

     In connection with discontinuing its subprime mortgage finance business, the Company ceased originating loans in the first quarter of 2000. As part of exiting this lending business, the Company expects to sell any remaining loans on a whole loan servicing released basis as soon as practical. The costs associated with these origination activities as well as an estimate of the proceeds to be realized upon sale of the loans is included in the Company's loss on disposal of discontinued operations.

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

   Employees

     At December 31, 1999, the Company had 607 full-time equivalent employees. Included in this total are 395 full-time equivalent employees of the Company's mortgage origination operations. Most of the mortgage origination employees will be terminated during the first quarter of 2000 in connection with the discontinuance of these operations. The Company believes its relations with its employees are satisfactory.

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

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company see "- Financial Services Modernization Legislation."

     Financial Services Modernization Legislation. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.
In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association after May 4, 1999, unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 (or becomes a unitary savings and loan holding company pursuant to an application pending on that date). Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. It further requires that a grandfathered unitary savings and loan holding company must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act of 1956 ("BHCA") or permitted by regulation.

     The Company and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on the operations of the Company and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that the Company and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company and the Bank. In addition, because the Company may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

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

     UPAM originates loans which are subject to the Home Ownership and Equity Protection Act of 1994 (the "High Cost Mortgage Act"), which makes certain amendments to TILA. The High Cost Mortgage Act generally applies to consumer credit transactions secured by the consumer's principal residence, in which the loan has either total points and fees upon origination in excess of the greater of eight percent of the loan amount or $435 or an annual percentage rate of more than ten percentage points higher than United States Treasury securities of comparable maturity ("Covered Loans"). The High Cost Mortgage Act imposes additional disclosure requirements on lenders originating Covered Loans. In addition, it prohibits lenders from, among other things, originating Covered Loans that are underwritten solely on the basis of the borrower's home equity without regard to the borrower's ability to repay the loan and including prepayment fee clauses in Covered Loans to borrowers with a debt-to-income ratio in excess of 50% or Covered Loans used to refinance existing loans originated by the same lender. The High Cost Mortgage Act also restricts, among other things, certain balloon payments and negative amortization features. UPAM commenced originating Covered Loans during 1996.

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

     Regulation of Insurance Premium Finance Companies

     The insurance premium finance industry is subject to state regulations. The regulatory structure of each state places certain restrictions on the terms of loans made to finance insurance premiums. These restrictions, among other things, generally provide that the lender must provide certain cancellation notices to the insured and the insurer in order to exercise an assigned right to cancel an insurance policy in the event of a default under an insurance premium finance agreement and to obtain in connection therewith a return from the insurer of any unearned premiums that have been assigned by the insured to the lender. Such state laws also require that certain disclosures be delivered by the insurance agent or broker arranging for such credit to the insured regarding the amount of compensation to be received by such agent or broker from the lender.

     Regulation of Subprime Automobile Lending

     UACC's automobile lending activities are subject to various federal and state consumer protection laws, including TILA, ECOA, FCRA, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact UACC's business. These laws, among other things, require UACC to obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require UACC to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

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

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 1999, SAIF members paid within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, pursuant to the Economic Growth and Paperwork Reduction Act of 1996 (the "Paperwork Reduction Act"), the Bank pays, in addition to its normal deposit insurance premium as a member of the SAIF, an amount equal to approximately 6.4 basis points toward the retirement of the Financing Corporation bonds ("Fico Bonds") issued in the 1980s to assist in the recovery of the savings and loan industry. Members of the Bank Insurance Fund ("BIF"), by contrast, pay, in addition to their normal deposit insurance premium, approximately 1.3 basis points. Under the Paperwork Reduction Act, the FDIC also is not permitted to establish SAIF assessment rates that are lower than comparable BIF assessment rates. Effective January 1, 2000, the rate paid to retire the Fico Bonds will be equal for members of the BIF and the SAIF. The Paperwork Reduction Act also provided for the merging of the BIF and the SAIF by January 1, 1999 provided there were no financial institutions still chartered as savings associations at that time. Although legislation to eliminate the savings association charter had been proposed, at January 1, 1999, financial institutions such as the Bank were still chartered as savings associations.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards: tangible capital equal to 1.5% of total adjusted assets, leverage capital (core capital) equal to 3% of total adjusted assets, and risk-based capital equal to 8.0% of total risk-based assets. The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     Under OTS regulations, a savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31, 1999, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk; a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 1999.


                                                                Percent of
                                              Amount          Adjusted Assets
                                        ----------------     ------------------
                                                 (Dollars in Thousands)

GAAP Capital............................         $47,931                10.60%

Tangible Capital: (1)
Regulatory requirement..................         $ 6,542                 1.50%
Actual capital..........................          46,234                10.60%
                                        ----------------     ----------------
   Excess...............................         $39,692                 9.10%
                                        ================     ================
Leverage (Core) Capital: (1)

Regulatory requirement..................         $13,084                 3.00%
Actual capital..........................          46,234                10.60%
                                        ----------------     ----------------
   Excess...............................         $33,150                 7.60%
                                        ================     ================
Risk-Based Capital: (2)
Regulatory requirement..................         $22,327                 8.00%
Actual capital..........................          28,581                10.24%
                                        ----------------     ----------------
   Excess...............................         $ 6,254                 2.24%
                                        ================     ================

____________
(1) Regulatory capital reflects modifications from GAAP capital due to goodwill and other intangible assets and a portion of deferred tax assets not permitted to be included in regulatory capital.

(2)  Based on risk-weighted assets of $279.1 million.

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

     The regulation establishes five categories of capital classification: "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," and "critically undercapitalized." Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 1999, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     Loans-to-One Borrower. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided: the purchase price of each single-family dwelling in the development does not exceed $500,000; the savings association is in compliance with its fully phased-in capital requirements; the loans comply with applicable loan-to-value requirements and the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus. At December 31, 1999, the Bank's loans-to-one-borrower limit was $6.9 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" in section 7701 of the Code. If the Bank maintains an appropriate level of certain specified investments (primarily residential mortgages and related investments, including certain mortgage-related securities) and otherwise qualifies as a QTL or a domestic building and loan association, it will continue to enjoy full borrowing privileges from the Federal Home Loan Bank ("FHLB"). The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. As of December 31, 1999, the Bank was in compliance with its QTL requirement and met the definition of a domestic building and loan association.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are subject to quantitative and qualitative restrictions under Sections 23A and 23B of the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association.

     In general, Sections 23A and 23B and OTS regulations issued in connection therewith limit the extent to which a savings association or its subsidiaries may engage in certain "covered transactions" with affiliates to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate, and to an amount equal to 20% of such capital and surplus, in the case of covered transactions with all affiliates. In addition, a savings association and its subsidiaries may engage in covered transactions and certain other transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with non-affiliated companies. A "covered transaction" is defined to include a loan or extension of credit to an affiliate; a purchase of investment securities issued by an affiliate; a purchase of assets from an affiliate, with certain exceptions; the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate.

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

     An application is required, if the savings association is not eligible for expedited treatment of its other applications under OTS regulations; the total amount of all of capital distributions (including the proposed capital distribution) for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years; the savings association would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution or the savings association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice.

     A notice of a capital distribution is required if a savings association is not required to file an application, but: would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution; the proposed capital distribution would reduce the amount of or retire any part of your common or preferred stock or retire any part of debt instruments such as notes or debentures included in capital (other than regular payments required under a debt instrument approved by the OTS) or the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, no application or notice is required for the savings association to make a capital distribution. The OTS may prohibit the proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.

     Activities of Subsidiaries. Federally chartered savings associations, such as the Bank, are permitted to invest up to 2% of their assets in the capital stock of, or secured or unsecured loans to, subsidiary service corporations, with an additional investment of 1% of assets when such additional investment is utilized primarily for community development purposes. Under the 2% limitation, the Bank was permitted to invest up to approximately $8.7 million at December 31, 1999. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in accordance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

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

     As a member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of: 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year, 0.3% of total assets or 5% of its FHLB advances (borrowings). At December 31, 1999, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.

     Liquidity Requirements. Under OTS regulations, a savings association is required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations, and certain other investments) in each calendar quarter of not less than 4% of either its liquidity base (consisting of certain net withdrawable accounts plus short-term borrowings) as of the end of the preceding calendar quarter, or the average daily balance of its liquidity base during the preceding quarter. This liquidity requirement may be changed from time to time by the OTS to any amount between 4.0% to 10.0%, depending upon certain factors, including economic conditions and savings flows of all savings associations.
The Bank maintains liquid assets in compliance with these regulations. Monetary penalties may be imposed upon an institution for violations of liquidity requirements.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 1999, the Bank was in compliance with these requirements.

  Taxation

     Federal

     General. The Company and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Company has not been audited by the Internal Revenue Service. For its 1999 taxable year, the Company is subject to a maximum federal income tax rate of 34.0%.

  Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under the Percentage of Taxable Income Method or the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

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

  State

  The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporation (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 10.84% in 1999 and 1998. The Company and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. The Company has not been audited by the Franchise Tax Board. The Company does business in various other states with corporate rates that vary based on numerous factors including asset size, income or business operations.

  Subsidiaries

  Pan American Financial, Inc., a wholly-owned subsidiary of the Company, acts as the parent company of Pan American Bank, FSB and was the obligor on loans obtained from the RTC in connection with the Minority Interim Capital Assistance Program provided under the Federal Home Loan Bank Act. These loans were paid-off in full during 1999.

  Pan American Bank, FSB, a wholly-owned subsidiary of Pan American Financial, Inc., is the primarily operating subsidiary of the Company.

  United Auto Credit Corporation, a wholly-owned subsidiary of the Bank, holds for investment and services subprime retail automobile installment sales contracts.

  United PanAm Mortgage Corporation was originally organized in 1997 as a wholly-owned subsidiary of the Company. Effective, September 30, 1999, all of the outstanding common stock of this entity was contributed by the Company to the Bank, and accordingly, United PanAm Mortgage Corporation is now a wholly-owned subsidiary of the Bank. During 1999, this subsidiary was substantially inactive, as all mortgage banking activities were conducted in the Bank.

  Pan American Service Corporation, a wholly-owned subsidiary of the Bank, acts as trustee under certain deeds of trust originated through the Bank's mortgage lending activities.

  Factors That May Affect Future Results of Operations

  This Annual Report on Form 10-K contains forward-looking statements, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Factors That May Affect Results of Operations" and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

  The following discusses certain factors, which may affect the Company's financial results and operations and should be considered in evaluating the Company.

  Limited Operating History

  The Company purchased certain assets and assumed certain liabilities of Pan American Federal Savings Bank from the RTC in 1994. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN, and in 1996, the Company commenced its subprime mortgage and automobile finance businesses. Accordingly, the Company has only a limited operating history upon which an evaluation of the Company and its prospects can be based. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Credit-Impaired Borrowers

  Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit. Substantially all of the Company's auto loans are made to individuals with impaired or limited credit histories, limited documentation of income or higher debt-to-income ratios than are permitted by traditional lenders. If the Company experiences higher losses than anticipated, the Company's financial condition, results of operations and business prospects would be materially and adversely affected.

  Need for Additional Financing

  The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales at the Bank. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing.
There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

  Discontinued Operations

  The Company discontinued its mortgage origination operations in December 1999 and included the estimated loss from discontinuing these operations in its 1999 financial statements. The loss was estimated based on the Company's plans for discontinuing these operations during the first six months of 2000. If the estimated loss on discontinued operations is higher than anticipated, additional charges may be required in subsequent periods' results of operations. If these charges are significant, they could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  Residual Interests in Securitizations

  The Company completed two securitizations during 1999, and as part of these securitizations recorded residual interests of $22.3 million. The residual interests are comprised of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Valuations of the retained interests in securitizations at each reporting period are based on discounted cash flow analyses using prepayment, default and interest rate assumptions that market participants would use for similar instruments. If actual prepayments and defaults in the securitizations are different than estimates used by the Company for valuing its retained interests, it could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

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

  Changes in Interest Rates

  The Company's results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on the Company's net interest income. Further, a significant increase in market rates of interest could adversely affect demand for the Company's financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond the
Company's control.   The Company's  liabilities generally  have  shorter  terms
and are  more  interest  rate sensitive than its assets.   Accordingly, changes
in interest rates could have a material adverse effect on the profitability of the Company's lending activities. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Internal Rate Risk."

  Management of Growth

  The Company has experienced growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its automobile finance business. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of IPF, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy would have a material adverse effect on the Company's financial condition, results of operations and business prospects.

  Dependence on Loan Sale Markets

  The Company is expected to sell its remaining portfolio of subprime mortgage loans in the whole loan sale market. There can be no assurance that whole loan purchasers will continue to purchase the Company's loans, or that they will continue to purchase loans at present prices, and failure to do so could have a material adverse effect on the Company's financial condition, results of operations and business prospects. Further, adverse conditions in the asset-backed securitization market could adversely affect the Company's ability to sell loans at present prices.

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

Item 2.    Properties

  The Company's principal executive offices occupy approximately 9,000 square feet of office space located at 1300 South El Camino Real, San Mateo, California 94402. As of December 31, 1999, the Company maintained five branches for its banking business, 20 branches for its automobile finance business, one branch for its insurance premium finance business and 27 office sites for its discontinued mortgage finance business. All of the Company's leased properties are leased for terms expiring on various dates to March 2006, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $1.4 million at December 31, 1999 compared to $4.8 million at December 31, 1998.

Item 3.    Legal Proceedings

  The Company is from time to time involved in litigation incidental to the conduct of its businesses. The Company currently is not a party to any material pending litigation.

Item 4.    Submission of Matters to a Vote of Security Holders

  There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

                                    PART II

Item 5.    Market For Registrant's Common Equity And Related Shareholder Matters

  The Common Stock has been traded on the Nasdaq National Market under the symbol "UPFC" since the Company completed its initial public offering on April 23, 1998. As of March 13, 2000, the Company had approximately 453 shareholders of record and 16,606,850 outstanding shares of common stock. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

Quarter Ended                                              High      Low
-------------                                              ----      ---

March 31, 1999                                            $ 5.00    $3.25
June 30, 1999                                             $ 4.63    $2.88
September 30, 1999                                        $ 3.38    $1.69
December 31, 1999                                         $ 2.13    $1.25

June 30, 1998                                             $13.94    $9.75
September 30, 1998                                        $11.69    $5.50
December 31, 1998                                         $ 5.63    $3.38

  On April 23, 1998, the Company's Registration Statement on Form S-1 (File No. 333-39941) for the initial public offering of 5,500,000 shares of its Common Stock was declared effective by the SEC. The Company has never paid a cash dividend on the Common Stock. The Company does not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of the Company's Board of Directors and will depend upon, among other things, the Company's earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions on the payment of dividends and general business conditions. Federal regulations restrict the Bank's ability to declare or pay any dividends to the Company. See "Item 1. Business - Supervision and Regulation - Business Savings Bank Regulation - Capital Distribution Limitations."

Item 6.    Selected Financial Data

  The following selected consolidated financial data with respect to the Company's consolidated financial position as of December 31, 1999 and 1998 and its results of operations for the years ended December 31, 1999, 1998 and 1997 has been derived from the Company's audited consolidated financial statements appearing elsewhere in this Annual Report. This information should be read in conjunction with such consolidated financial statements and notes thereto. The selected financial data with respect to the Company's consolidated financial position as of December 31, 1997, 1996 and 1995 and its results of operations for the years ended December 31, 1996 and 1995 have been derived from the Company's audited financial statements, which are not presented in this Annual Report.

(In thousands, except per share amounts)

                                                                                        At or For the
                                                                                   Year Ended December 31,
                                                               -----------------------------------------------------------------
                                                                     1999          1998         1997         1996         1995
                                                               ------------    ----------   ----------   ----------   ----------
Statement of Operations Data
Interest income                                                    $ 28,803      $ 24,540     $ 19,809     $ 16,135     $ 13,533
Interest expense                                                      6,033         7,839        8,793        7,628        7,727
                                                               ------------    ----------   ----------   ----------   ----------
     Net interest income                                             22,770        16,701       11,016        8,507        5,806
Provision for loan losses                                               432           293          507          194          120
                                                               ------------    ----------   ----------   ----------   ----------
     Net interest income after provision for loan losses             22,338        16,408       10,509        8,313        5,686
                                                               ------------    ----------   ----------   ----------   ----------
Non-interest income
     Gains on sales of loans                                             --           976           --           --           90
     Other non-interest income                                          974           936          702          443          228
                                                               ------------    ----------   ----------   ----------   ----------
          Total non-interest income                                     974         1,912          702          443          318
                                                               ------------    ----------   ----------   ----------   ----------
Non-interest expense
     Compensation and benefits                                       10,843         8,370        5,534        3,739        2,750
     SAIF special assessment                                             --            --           --          642           --
     Other expense                                                    7,800         6,031        4,570        3,162        2,412
                                                               ------------    ----------   ----------   ----------   ----------
          Total non-interest expense                                 18,643        14,401       10,104        7,543        5,162
                                                               ------------    ----------   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes          4,669         3,919        1,107        1,213          842
Income taxes (benefit)                                                1,908         1,645          466          511          384
                                                               ------------    ----------   ----------   ----------   ----------
Income from continuing operations                                     2,761         2,274          641          702          458
                                                               ------------    ----------   ----------   ----------   ----------
Income (loss) from discontinued operations, net of tax                 (941)        4,489        5,607          248           --
Loss on disposal of discontinued operations, net of tax              (6,172)           --           --           --           --
                                                               ------------    ----------   ----------   ----------   ----------
Net income (loss)                                                  $ (4,352)     $  6,763     $  6,248     $    950     $    458
                                                               ============    ==========   ==========   ==========   ==========
Earnings (loss) per share-basic:
     Continuing operations                                         $   0.16      $   0.15     $   0.06     $   0.07        $0.04
     Discontinued operations                                       $  (0.42)     $   0.29     $   0.52     $   0.02     $     --
     Net income (loss)                                             $  (0.26)     $   0.44     $   0.58     $   0.09        $0.04
     Weighted average shares outstanding                             16,854        15,263       10,739       10,669       10,669
Earnings (loss) per share-diluted:
     Continuing operations                                         $   0.16      $   0.14     $   0.05     $   0.07        $0.04
     Discontinued operations                                       $  (0.41)     $   0.28     $   0.48     $   0.02     $     --
     Net income (loss)                                             $  (0.25)     $   0.42     $   0.53     $   0.09        $0.04
     Weighted average shares outstanding                             17,253        16,143       11,875       10,669       10,669

Balance Sheet Data
Total assets                                                       $438,290      $425,559     $310,754     $188,743     $159,581
Loans                                                               158,283       133,718      148,535      134,821      131,794
Loans held for sale                                                 136,460       214,406      120,002       20,766           --
Allowance for loan losses                                           (14,139)      (10,183)      (6,487)      (5,356)      (5,250)
Deposits                                                            291,944       321,668      233,194      159,061      141,924
Notes payable                                                            --        10,930       12,930       10,930       10,930
FHLB advances                                                            --            --       28,000        4,000           --
Warehouse lines of credit                                            54,415            --        6,237           --           --
Shareholders' equity                                                 75,353        82,913       13,009        6,761        5,811

(In thousands, except per share amounts)

                                                                                               As or For the
                                                                                          Year Ended December 31,
                                                                  -----------------------------------------------------------------
                                                                         1999          1998          1997         1996       1995
                                                                  -------------   ------------  -----------   ----------  ---------
Operating Data
Return on average assets from continuing operations                       1.25%          1.04%        3.51%        0.42%      0.27%
Return on average shareholders' equity from continuing operations         3.39%          4.04%        7.37%       11.90%      8.51%
Net interest margin                                                      12.45%          9.13%        6.76%        5.46%      3.61%
Shareholders' equity to assets                                           17.19%         19.48%        4.19%        3.58%      3.64%
Tangible capital ratio of Bank                                           10.60%          6.94%        7.27%        8.85%      9.89%
Core capital ratio of Bank                                               10.60%          6.94%        7.27%        8.85%      9.89%
Risk-based capital ratio of Bank                                         10.24%         10.77%       12.34%       16.36%     17.19%

Asset Quality Data
Nonaccrual loans, net(2)                                              $ 13,157     $   18,632     $  6,633      $ 5,835    $ 5,240
Real estate owned                                                        2,590          1,877          562          988        298
Total non-performing assets                                             15,747         20,509        7,195        6,823      5,538
Non-performing assets to total assets                                     3.60%          4.82%        2.31%        3.61%      3.47%
Allowance for credit losses to loans held for investment                  8.93%          7.62%        4.37%        3.97%      3.98%

Automobile Finance Data
Gross contracts purchased                                             $124,896     $   86,098     $ 44,056      $12,216         --
Number of contracts purchased                                           10,309          7,695        4,187        1,177         --
Average discount on contracts purchased                                   8.79%          9.12%        9.79%       10.00%        --
Net charge-offs to average contracts                                      4.05%          4.56%        4.94%        1.50%        --
Number of branches                                                          20             15           10            4         --

Insurance Premium Finance Data
Loans originated                                                      $107,212     $  152,998     $145,167      $99,012    $21,676
Loans outstanding at period end                                       $ 30,334     $   44,709     $ 39,990      $32,058    $16,975
Number of loans originated                                             108,218        137,743      125,315       83,839     21,137
Average net yield on loans originated                                    12.73%         13.90%       14.01%       13.62%     15.77%
Average loan size at origination                                      $   0.99     $     1.11     $   1.16      $  1.18    $  1.03
Net charge-offs to average loans                                          1.00%          0.78%        0.35%        0.39%        --

Subprime Mortgage Finance Data(3)
Loan origination activities(4)
     Wholesale originations                                           $789,327     $  807,382     $359,236      $58,456         --
     Retail originations                                               173,389        382,359      219,386       13,055         --
                                                                  ------------   -------------  -----------   ----------  --------
          Total loan originations                                      962,716      1,189,741     $578,622      $71,511         --
     Percent of loans secured by first mortgages                            97%            96%          96%          95%        --
     Weighted average initial loan-to-value ratio                           76%            75%          75%          72%        --
     Originations by product type
          Adjustable-rate mortgages                                         76%            71%          82%          85%        --
          Fixed-rate mortgages                                              24%            29%          18%          15%        --
     Weighted average interest rate
          Adjustable-rate mortgages                                       9.86%          9.62%        9.48%        9.55%        --
          Fixed-rate mortgages                                           10.10%         10.35%       10.67%       10.76%        --
     Average balance per loan                                         $    109     $       99     $    104      $   100         --
Loans sold through whole loan transactions(5)                         $552,200     $1,084,701     $360,210      $50,142         --
Loan securitizations                                                  $458,011             --     $114,904           --         --

_______________________
(1) Net income per share - basic is based on the weighted average shares of Common Stock outstanding during the period adjusted for the 1,875-for-1 stock split effective in November 1997. Net income per share - diluted is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding during the period adjusted for a 1,875-for-1 stock split effective in November 1997.
(2)  Nonaccrual loans are net of specific loss allowances.
(3) The subprime mortgage finance data presented is related to the Company's discontinued mortgage operations.
(4) Does not include conforming loans purchased from the RTC in the aggregate principal amount of $75.9 million and $57.2 million in the year ended December 31, 1995 and conforming loan originations of $4.5 million in the year ended December 31, 1995.
(5) Does not include $3.5 million in conforming loan sales in the year ended December 31, 1995.

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

General

 The Company

  The Company is a diversified specialty finance company engaged primarily in originating and acquiring for investment personal automobile insurance premium finance contracts and retail automobile installment sales contracts. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail deposits, FHLB advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales at the Bank.

  The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN and in 1996, the Company commenced its automobile finance business.

  In December 1999, the Company decided to close its subprime mortgage finance business, and to focus on its auto lending and insurance premium finance businesses. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity for all periods presented is treated as discontinued operations for financial statement reporting purposes. For the purpose of determining net interest income related to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated deposits and warehouse lines of credit to the discontinued mortgage operations in computing interest expense. All non-interest income and non-interest expense of the mortgage operations was also charged to discontinued operations. See "Item 1. Business
- Discontinued Operations - Mortgage Finance."

  Finance companies, such as the Company, generate income from a combination of "spread" or "net interest" income (i.e., the difference between the yield on loans, net of loan losses, and the cost of funding) and "non-interest" income (i.e., the fees received for various services and gains on the sales of loans). Income is used to cover operating expenses incurred (i.e., compensation and benefits, occupancy and other expenses) in generating that income. Each of the Company's businesses, as described below, generates income from a combination of spread and non-interest income.

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

 Insurance Premium Finance

  In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (such business, "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances automobile and commercial insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

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

 The Bank

  The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of December 31, 1999, the Bank was a five-branch federal savings bank with $291.9 million in deposits. The loans generated by the Company's insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $21.8 million in principal amount (before unearned discounts and premiums) at December 31, 1999.

  The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from loans purchased from the RTC, its short-term investment portfolio, and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

Average Balance Sheets

  The following tables set forth information relating to the Company's continuing operations for the years ended December 31, 1999, 1998 and 1997. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                      Year Ended December 31,
                                          -----------------------------------------------------------------------------------------
                                                                1999                                         1998
                                          -----------------------------------------------------------------------------------------
                                                                               Average                                     Average
                                                 Average                        Yield/        Average                       Yield/
                                              Balance (1)(2)    Interest(1)      Cost      Balance (1)(2)    Interest(1)     Cost
                                          -----------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Assets
Interest earnings assets
   Investment securities                        $ 37,682         $ 1,800          4.78%      $ 25,672         $ 1,346         5.24%
   Mortgage loans, net(3)                         25,229           2,316          9.18%        63,224           5,450         8.62%
   IPF loans, net(4)                              37,681           5,271         13.99%        49,138           6,579        13.39%
   Automobile installment contracts,              82,294          19,416         23.59%        44,809          11,165        24.92%
    net(5)
                                                --------       ---------                     --------        --------
         Total interest earning assets           182,886          28,803         15.75%       182,843          24,540        13.42%
                                                               ---------                                     --------
Non-interest earnings assets(5)                   37,450                                       35,969
                                                --------                                     --------
         Total assets                           $220,336                                     $218,812
                                                ========                                     ========

Liabilities and Equity
Interest bearing liabilities
     Customer deposits                           119,049           5,787          4.86%       127,158           6,550         5.15%
     Notes payable                                 4,919             246          5.01%        11,545             623         5.40%
     FHLB advances                                     6              --          5.84%        13,057             666         5.10%
                                                --------       ---------                     --------        --------
          Total interest bearing                 123,974           6,033          4.87%       151,760           7,839         5.17%
                                                               ---------                                     --------
Non-interest bearing liabilities                  15,029                                       10,711
                                                --------                                     --------
          Total liabilities                      139,003                                      162,471
Equity                                            81,333                                       56,341
                                                --------                                     --------
          Total liabilities and equity          $220,336                                     $218,812
                                                ========                                     ========
Net interest income before provision
     for loan losses                                             $22,770                                      $16,701
                                                               =========                                     ========
Net interest rate spread(6)                                                      10.88%
Net interest margin(7)                                                           12.45%
Ratio of interest earning assets to
     interest bearing liabilities                                               147.50%


                                                        Year Ended December 31,
                                          -------------------------------------------
                                                             1997
                                          -------------------------------------------
                                                                              Average
                                                Average                        Yield/
                                             Balance /(1)(2)/  Interest/(1)/    Cost
                                          -------------------------------------------

Assets
Interest earnings assets
   Investment securities                       $  9,763         $   639          6.55%
   Mortgage loans, net(3)                        92,364           8,538          9.24%
   IPF loans, net(4)                             43,923           6,179         14.07%
   Automobile installment contracts, net(5)      16,980           4,453         26.22%

                                              ---------        --------
         Total interest earning assets          163,030          19,809         12.15%
                                                               --------
Non-interest earnings assets(5)                  19,778
                                              ---------
         Total assets                          $182,808
                                              =========

Liabilities and Equity
Interest bearing liabilities
     Customer deposits                          138,016           7,021          5.09%
     Notes payable                               11,541             669          5.80%
     FHLB advances                               18,526           1,103          5.95%
                                              ---------          ------
          Total interest bearing                168,083           8,793          5.23%
           liabilities
                                                                 ------
Non-interest bearing liabilities                  6,028
                                              ---------
          Total liabilities                     174,111
Equity                                            8,697
                                              ---------
          Total liabilities and equity         $182,808
                                              =========
Net interest income before provision
     for loan losses                                              $11,016
                                                                 ========
Net interest rate spread(6)                        8.25%                         6.92%
Net interest margin(7)                             9.13%                         6.76%
Ratio of interest earning assets to
     interest bearing liabilities                120.50%                        97.00%



(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the consolidated statements of operations as follows:

                                                                                     Year Ended December 31,
                                                                               ----------------------------------
                                                                                   1999        1998        1997
                                                                               ----------   ---------   ---------
Average assets of continuing operations                                          $220,336    $218,812    $182,808
Average mortgage loans of discontinued operations                                 235,124     214,229      69,303
                                                                               ----------    --------    --------
Total average assets                                                             $455,460    $433,041    $252,111
                                                                               ==========   =========    ========

Average liabilities and equity of continuing operations                          $220,336    $218,812    $182,808
Average customer deposits allocated to discontinued operations                    189,720     170,470      60,389
Average warehouse lines of credit of discontinued operations                       45,404      43,759       8,914
                                                                               ----------   ---------    --------
Total average liabilities and equity                                             $455,460    $433,041    $252,111
                                                                               ==========   =========    ========

(2)  Average balances are measured on a month-end basis.
(3) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes non-performing loans.
(4)  Net of allowance for estimated losses; includes non-performing loans.
(5) Net of unearned finance charges, allowance for estimated losses; includes non-performing loans.
(6) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest earning assets.

  Rate and Volume Analysis

  The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected the Company's interest income and interest expense from continuing operations during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                    Year Ended                            Year Ended
                                                                 December 31, 1998                    December 31, 1997
                                                                    Compared to                          Compared to
                                                                    Year Ended                            Year Ended
                                                                 December 31, 1999                    December 31, 1998
                                                     ----------------------------------        -----------------------------
                                                                Increase (Decrease)                  Increase (Decrease)
                                                                      Due to                                Due to
                                                     ------------------------------------------------------------------------
                                                          Volume      Rate        Net/(1)/    Volume       Rate        Net/(1)/
                                                     ------------------------------------------------------------------------
Interest earning assets
     Investment securities                               $   560      $(106)    $   454       $   806     $   (99)    $   707
     Mortgage loans, net                                  (3,513)       379      (3,134)       (2,544)       (544)     (3,088)
     IPF loans, net                                       (1,619)       311      (1,308)          674        (274)        400
     Automobile installment contracts, net                 8,811       (560)      8,251         6,923        (211)      6,712
                                                     -----------   --------   ---------    ----------    --------    --------
          Total interest earning assets                    4,239         24       4,263         5,859      (1,128)      4,731
                                                     -----------   --------   ---------    ----------    --------    --------
Interest bearing liabilities
     Customer deposits                                      (405)      (358)       (763)         (561)         90        (471)
     Notes payable                                          (335)       (42)       (377)           --         (46)        (46)
     FHLB advances                                          (779)       113        (666)         (294)       (143)       (437)
                                                     -----------   --------   ---------    ----------    --------    --------
         Total interest bearing liabilities               (1,519)      (287)     (1,806)         (855)        (99)       (954)
                                                     -----------   --------   ---------    ----------    --------    --------
Change in net interest income                            $ 5,758      $ 311     $ 6,069       $ 6,714     $(1,029)    $ 5,685
                                                     ===========   ========   =========    ==========    ========    ========

(1) The table above excludes interest income and interest expense from the Company's mortgage operations as these items are reported as discontinued operations in the consolidated statements of operations.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

  General

     The Company incurred a net loss of $4.4 million for the twelve months ended December 31, 1999 compared to net income of $6.8 million for the same period in 1998. Included in these results is a loss from discontinued operations of $7.1 million in 1999 and income from discontinued operations of $4.5 million in 1998.

     The Company's loss from discontinued operations of $7.1 million in 1999 and income from discontinued operations in 1998 of $4.5 million resulted from the closure of its subprime mortgage finance business. Included in the 1999 loss from discontinued operations is a $6.2 million, net of tax, charge for the estimated loss on disposal of this business. The estimated loss on disposal includes lease termination costs, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses, net of estimated gains on loan sales related to the subprime mortgage operations.

     The discontinued mortgage business operating loss was $941,000 in 1999 compared with income of $4.5 million in 1998. The 1999 loss reflects significantly lower gains on sales of loans compared with the prior year. The 1999 results also reflect lower operating expenses, however, the decline in loan sale gains was much larger than the decline in operating expenses resulting in a significant decline in operating income.

     Income from continuing operations was $2.8 million, or $0.16 per diluted share for 1999, compared with income from continuing operations of $2.3 million, or $0.14 per diluted share for the same period in 1998. The 1998 results include non-recurring gains of $976,000 from the sale of loans that were purchased from the Resolution Trust Corporation in 1994 and 1995.

     Growth in the Company's auto finance business resulted in an increase in auto contracts purchased from $86.1 million for 1998 to $124.9 million for 1999, while insurance premium finance originations decreased from $153.0 million to $107.2 million, respectively. Mortgage loan originations were $962.7 million for 1999 and $1.2 billion for the comparable period in 1998 while sales or securitizations of mortgage loans were $1.0 billion for the twelve months ended December 31, 1999 and $1.1 billion for the comparable period in 1998.

  Interest Income

     Interest income increased from $24.5 million for the twelve months ended December 31, 1998 to $28.8 million for the twelve months ended December 31, 1999 due primarily to a 2.33% increase in the average yield on earning assets. Average earning assets in total were substantially unchanged from 1998 to 1999. The largest changes in the components of average earning assets were auto
contracts and mortgage loans purchased from the RTC.   The average balance of
auto contracts increased from $44.8 million in 1998 to $82.3 million in 1999 principally resulting from the opening of new branch offices and the purchasing of additional dealer contracts in these new market areas. The average balance of mortgage loans decreased from $63.2 million in 1998 to $25.2 million in 1999 as a result of the sale of some of these loans in the fourth quarter of 1998. Non-recurring gains on the sales of these loans of $976,000 were recorded in 1998. The increase in the average yield on earning assets is a direct result of the origination or purchase of higher yielding loans in 1999, specifically auto contracts.

  Interest Expense

     Interest expense decreased from $7.8 million for the twelve months ended December 31, 1998 to $6.0 million for the twelve months ended December 31, 1999, due to a $27.8 million decrease in average interest bearing liabilities, and a 0.30% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of the decline in interest bearing liabilities was deposits with the Bank, which decreased from an average balance of $127.2 million for 1998 to $119.0 million for 1999. The average cost of deposits decreased from 5.15% for 1998 to 4.87% for 1999.

  Provision for Loan Losses

     Provision for loans losses increased from $293,000 for the twelve months ended December 31, 1998 to $432,000 for the twelve months ended December 31, 1999. The increase reflects additional loss provisions associated with the Company's insurance premium finance business, primarily as a result of higher charge-offs in 1999 compared with 1998. Annualized net charge-offs to average loans were 0.78% in 1998 compared to 1.00% in 1999.

     All loan loss provisions related to the Company's mortgage finance business were reported as discontinued operations in the consolidated statements of operations.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loan portfolio and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $938,000, from $1.9 million in 1998 to $974,00 in 1999. The decrease resulted from $976,000 of non-recurring loan sale gains in 1998 on loans purchased from the Resolution Trust Corporation in 1994 and 1995.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $38,000 from $936,000 for the twelve months ended December 31, 1998 to $974,000 for the twelve months ended December 31, 1999.

  Non-interest Expense

     Non-interest expense increased $4.2 million, from $14.4 million for the twelve months ended December 31, 1998 to $18.6 million for the twelve months ended December 31, 1999. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of $2.5 million associated with the expansion of the Company's automobile finance operations and additional costs related to the Company's banking division. In addition, occupancy expense increased $555,000, reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area. Also, as a result of growth in the Company's automobile lending operations, other operating expense, including supplies, data processing, loan servicing expense, telephone and postage, increased $1.2 million during 1999 compared to the same period in 1998. Included in other expense is amortization of intangible assets, which increased from $239,000 in 1998 to $600,000 in 1999. The increase is a result of goodwill amortization associated with the purchase of rights to solicit additional insurance premium finance businesses.

  Income Taxes

     Income taxes increased $300,000 from $1.6 million for the twelve months ended December 31, 1998 to $1.9 million for the twelve months ended December 31, 1999. This increase occurred as a result of a $750,000 increase in income from continuing operations before income taxes between the two periods, offset by a decrease in the effective tax rate from 42.0% for 1998 to 40.9% for 1999.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

     Total assets increased $12.7 million, from $425.6 million at December 31, 1998 to $438.3 million at December 31, 1999. The increase occurred primarily as a result of an increase in cash and cash equivalents, and an increase in retained interests in securitizations offset by a decrease in loans receivable.

     Cash and cash equivalents increased $38.2 million, from $52.2 million at December 31, 1998 to $90.4 million at December 31, 1999. At December 31, 1999, the Company significantly increased its liquidity position in accordance with Year 2000 contingency plans. Subsequent to the Year 2000 conversion, the excess liquidity was used to paydown the Company's mortgage warehouse lines of credit.

     Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The Company's residual interests of $21.2 million at December 31, 1999 were recorded in connection with two securitizations completed in 1999. Valuations of the residual interests are based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interests rate risks.

     Premises and equipment decreased from $4.8 million at December 31, 1998 to $1.4 million at December 31, 1999 primarily as a result of the Company discontinuing its mortgage finance division and writing-off fixed assets and leasehold improvements associated with this business.

     Deposit accounts at the Bank decreased $29.8 million, from $321.7 million at December 31, 1998 to $291.9 million at December 31, 1999, due primarily to a decrease in CDs of $44.1 million, from $272.1 million at December 31, 1998 to $228.0 million at December 31, 1999. The decline in deposits reflects a decrease in wholesale CDs of $57.6 million offset by an increase in retail deposits of $27.9 million, primarily reflecting the Company's strategy to use lower costing retail deposits for financing its lending activities. Included in deposits at December 31, 1998 are brokered deposits of $10.3 million. There were no brokered deposits outstanding at December 31, 1999.

     RTC notes payable of $10.9 million were repaid between period ends 1998 and 1999. At December 31, 1999, $54.4 million of warehouse lines of credit were outstanding related to financing the Company's loans held for sale. There were no such borrowings outstanding at December 31, 1998.

     Net deferred tax assets were $5.7 million at December 31, 1999 due principally to temporary differences in the recognition of gain on sale of loans and discontinued operations for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to financial statement reporting where loans are recorded at the lower of cost or market. In addition, net deferred tax assets in 1999 included $4.3 million relating to the discontinuance of the Company's mortgage operations.

     Shareholders' equity decreased from $82.9 million at December 31, 1998 to $75.4 million at December 31, 1999, principally as a result of the Company's 1999 net loss of $4.4 million and $3.7 million related to the repurchase of stock by the Company.

Comparison of Operating Results for the Years Ended December 31, 1998 and December 31, 1997

 General

  Net income was $6.8 for the twelve months ended December 31, 1998 compared to $6.2 million for the twelve months ended December 31, 1997. Included in these results is income from discontinued operations of $4.5 million in 1998 and $5.6 million in 1997.

  The Company's income from discontinued operations of $4.5 million in 1998 and $5.6 million in 1997 resulted from the closure of its subprime mortgage finance business. The decline in operating income from discontinued operations principally resulted from lower operating margins in 1998 compared with 1997, as a result of a decline in the average price received on loan sales in 1998 as compared with the prior year.

  Income from continuing operations was $2.3 million, or $0.14 per diluted share for the twelve months ended December 31, 1998, compared with income from continuing operations of $641,000, or $0.05 per diluted share for the same period in 1997. Contributing to the increase in income from continuing operations in 1998 was an increase of $5.7 million in net interest income due primarily to growth and expansion of the Company's auto finance business.

  Growth in the Company's auto finance business resulted in an increase in auto lending contracts purchased from $44.1 million in the twelve months ended December 31, 1997 to $86.1 million in the same period in 1998, while insurance premium finance originations increased from $145.2 million in 1997 to $153.0 million in 1998. Mortgage loan originations were $1.2 billion for the twelve months ended December 31, 1998 and $578.6 million for the comparable period in 1997 while sales or securitizations of mortgage loans were $1.1 billion for the twelve months ended December 31, 1998 and $475.1 million for the comparable period in 1997.

 Interest Income

  Interest income increased from $19.9 million for the twelve months ended December 31, 1997 to $24.5 million for the twelve months ended December 31, 1998 due primarily to a $19.8 million increase in average earning assets and a 1.27% increase in the average yield on earning assets. The largest components of growth in average earning assets were investment securities and auto contracts, which increased $15.9 million and $27.8 million, respectively. The increase in the average yield on earning assets was attributable to an increase in the origination or purchase of higher yielding loans during 1998 principally related to the expansion and growth of the automobile finance business. The growth in auto contracts resulted from the opening of new branch offices and the purchasing of additional dealer contracts in these new markets.

  Interest Expense

  Interest expense decreased from $8.8 million for the twelve months ended December 31, 1997 to $7.8 million for the twelve months ended December 31, 1998, due to a $16.3 million decrease in average interest bearing liabilities and a 0.06% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of the decline in interest bearing liabilities was deposits with the Bank, which decreased from an average balance of $138.0 million for the twelve months ended December 31, 1997 to $127.2 million for the twelve months ended December 31, 1998. The average cost of deposits was 5.09% for the twelve months ended December 31, 1997 compared to 5.15% for the twelve months ended December 31, 1998.

  The second largest component of the decline in interest bearing liabilities was FHLB advances, which decreased from an average balance of $18.5 million for the twelve months ended December 31, 1997 to $13.1 million for the comparable period in 1998.

 Provision for Loan Losses

  Provision for loan losses decreased from $507,000 for the twelve months ended December 31, 1997 to $293,000 for the twelve months ended December 31, 1998. The decrease in the provision is due to a provision for loss of $350,000 in 1997 related to the Company's auto finance business. Subsequent to recording this provision in 1997, the Company increased its allocation of the net contracts purchased to the allowance for loan losses, accordingly, in 1998, a provision for loan losses was not required for the auto finance business. All loan loss provisions related to the Company's mortgage finance business were reported as discontinued operations in the consolidated statements of operations.

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

 Non-Interest Income

  Non-interest income increased $1.2 million, from $702,000 for the twelve months ended December 31, 1997 to $1.9 million for the twelve months ended December 31, 1998. The increase results primarily from $976,000 of non-recurring loan sale gains in 1998 on loans purchased from the Resolution Trust Corporation in 1994 and 1995.

  Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $234,000 from $702,000 for the twelve months ended December 31, 1997 to $936,000 for the twelve months ended December 31, 1998.

 Non-Interest Expense

  Non-interest expense increased $4.3 million, from $10.1 million for the twelve months ended December 31, 1997 to $14.4 million for the twelve months ended December 31, 1998. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of $2.8 million associated with the expansion of the Company's automobile finance operations. In addition, occupancy expense increased $405,000, reflecting an increase in the number of automobile lending offices. Also, as a result of growth in the Company's automobile and insurance premium finance lending operations, other operating expense, including supplies, data processing, insurance, telephone and postage, increased $1.1 million during the twelve months ended December 31, 1998 compared to the same period in 1997.

 Income Taxes

  Income taxes increased $1.1 million from $466,000 for the twelve months ended December 31, 1997 to $1.6 million for the twelve months ended December 31, 1998. This increase occurred as a result of a $2.8 million increase in income from continuing operations before income taxes between the two periods offset by a slight decrease in the effective tax rate from 42.1% for 1997 to 42.0% for 1998.

Comparison of Financial Condition at December 31, 1998 and December 31, 1997

  Total assets increased $114.8 million, from $310.8 million at December 31, 1997 to $425.6 million at December 31, 1998. This increase occurred primarily as a result of a $79.6 million increase in loans receivable, from $268.5 million at December 31, 1997 to $348.1 million as of December 31, 1998. The increase in loans was comprised of a $94.4 million increase in mortgage loans held for sale, a $36.3 million increase (net of unearned finance charges) in auto contracts and a $4.7 million increase in insurance premium finance loans, offset by a $49.7 million decrease in loans purchased from the RTC.

  Cash and cash equivalents increased $33.2 million, from $19.0 million at December 31, 1997 to $52.2 million at December 31, 1998, primarily as a result of an increase in the Company's short-term investments.

  Residual interests in securitizations were $8.2 million at December 31, 1997 and were sold for cash in 1998 in an amount exceeding carrying value. The Company did not complete any loan securitizations during 1998, accordingly, there were no residual interests in securitizations at December 31, 1998.

  Premises and equipment increased from $3.1 million at December 31, 1997 to $4.8 million at December 31, 1998 as a result of purchases of furniture and equipment for the Company's lending branch offices and the overall growth in lending operations.

  Deposit accounts at the Bank increased $88.5 million, from $233.2 million at December 31, 1997 to $321.7 million at December 31, 1998, due primarily to an increase in CDs of $75.0 million, from $197.1 million at December 31, 1997 to $272.1 million at December 31, 1998. Included in deposits at December 31, 1998 are brokered deposits of $10.3 million compared to $17.5 million at December 31, 1997. The growth in deposits reflects the continued financing of the Company's finance businesses with retail and wholesale deposits through the Bank's five-branch network.

  Other interest bearing liabilities include the RTC notes payable, which remained unchanged at $10.9 million between period ends. At December 31, 1998, there were no FHLB advances or warehouse lines of credit outstanding. At December 31, 1997, there were $28.0 million in FHLB advances and $6.2 million in warehouse lines of credit.

  Net deferred tax assets were $3.0 million at December 31, 1998 due principally to temporary differences in the recognition of gain on sale of loans for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to finance statement reporting where loans are recorded at the lower of cost or market.

  Shareholders' equity increased from $13.0 million at December 31, 1997 to $82.9 million at December 31, 1998, as a result of the Company's net income of $6.8 million for the year ended December 31, 1998, the net proceeds received of $63.0 million from the Company's initial public offering completed in the second quarter of 1998 and $140,000 related to the exercise of stock options and the issuance of restricted stock.

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

  The Company's profits depend, in part, on the difference, or "spread," between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities which can be adversely affected by movements in interest rates. In addition, between the time the Company originates loans and investors' sales commitments are received, the Company may be exposed to interest rate risk to the extent that interest rates move upward or downward during the time the loans are held for sale. The

Company mitigates these risks somewhat by purchasing or originating adjustable rate mortgages that reprice frequently in an increasing or declining interest rate environment. Also, the Company attempts to sell substantially all of its loans held for sale on a regular basis, thereby reducing significantly the amount of time these loans are held by the Company.

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

  At September 30, 1999, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 172 basis points and would result in a $11.8 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 196 basis points and would result in a $12.8 million decrease in the NPV of the Bank. At September 30, 1999, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

  The following tables show the NPV and projected change in the NPV of the Bank at September 30, 1999 and December 31, 1998 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). These tables are based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

                Interest Rate Sensitivity of Net Portfolio Value
                               September 30, 1999

                                                 Net Portfolio Value            NPV as % of Portfolio Value of Assets
                                       ------------------------------------     --------------------------------------
            Change in Rates              $ Amount     $ Change     % Change          NPV Ratio             Change
            ---------------            ----------   ----------   ----------     -------------------   ----------------
                                                                (Dollars in thousands)
              +300 bp                     $53,353     $(21,948)         -29%                  9.69%             -344bp
              +200 bp                      62,544      (12,757)         -17%                 11.17%             -196bp
              +100 bp                      69,888       (5,413)          -7%                 12.32%              -81bp
                 0 bp                      75,301           --           --%                 13.13%                 --
              -100 bp                      80,070        4,769           +6%                 13.83%              +70bp
              -200 bp                      87,099       11,798          +16%                 14.85%             +172bp
              -300 bp                      95,641       20,340          +27%                 16.06%             +293bp

                               December 31, 1998

                                                Net Portfolio Value            NPV as % of Portfolio Value of Assets
                                       ------------------------------------------------------------------------------
            Change in Rates              $ Amount    $ Change     % Change         NPV Ratio             % Change
            ---------------            ---------   ----------   ----------     -------------------   ----------------
                                                               (Dollars in thousands)
               +300 bp                    $47,398     $(6,867)         -13%                10.87%             -129 bp
               +200 bp                     50,532      (3,733)          -7%                11.48%              -68 bp
               +100 bp                     52,427      (1,837)          -3%                11.83%              -33 bp
                  0 bp                     54,265          --           --                 12.16%                  --
               -100 bp                     57,404       3,139           +6%                12.74%              +58 bp
               -200 bp                     61,339       7,074          +13%                13.46%             +130 bp
               -300 bp                     66,166      11,901          +22%                14.33%             +217 bp

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

     On April 23, 1998, the Company's Registration Statement on Form S-1 for the initial public offering of 5,500,000 shares of its Common Stock at a price of $11.00 per share was declared effective by the SEC. The Company received approximately $56 million from the sale of its common stock after underwriting discount and expenses associated with the offering. On May 22, 1998, the Underwriters' over-allotment option for 825,000 shares of Common Stock was exercised resulting in $8 million of additional proceeds being received by the Company, after underwriting discount. The net proceeds from the initial public offering were used for general corporate purposes, including financing the growth of the Company's lending operations, and to repay $2.0 million in indebtedness to certain shareholders.

     Sales and securitizations of loans have been one of the primary sources of funds for the Company. Cash flows from sales and securitizations of loans were $983.7 million during the twelve months ended December 31, 1999, compared to $1.1 billion during the twelve months ended December 31, 1998.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts and fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At December 31, 1999, such retail deposits were $276.2 million or 94.6% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at December 31, 1999, wholesale deposits were $15.8 million or 5.4% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

     The following table sets forth the average balances and rates paid on each category of deposits for the dates indicated.

                                                                         Years Ended December 31,
                                   -----------------------------------------------------------------------------------------
                                               1999                               1998                        1997
                                   ----------------------------     --------------------------    --------------------------
                                                     Weighted                        Weighted                    Weighted
                                                      Average                         Average                     Average
                                     Balance           Rate            Balance         Rate          Balance       Rate
                                   ------------     -----------     ------------    ----------    ------------  -------------
                                                                         (Dollars in thousands)
Passbook accounts                    $ 50,177          4.24%          $ 31,476         3.80%        $ 21,452        3.44%
Checking accounts                      12,936          1.84%             9,820         1.50%           9,910        1.32%
Certificates of deposit
   Under $100,000                     175,257          5.20%           177,491         5.51%         134,961        5.53%
   $100,000 and over                   67,386          5.45%            78,656         5.67%          31,984        5.90%
                                   ------------                     ------------                  ------------
     Total                           $305,755          4.96%          $297,443         5.24%        $198,307        5.15%
                                   ============                     ============                  ============

  The following table sets forth the time remaining until maturity for all CDs at December 31, 1999, 1998 and 1997.

                                    December 31,    December 31,    December 31,
                                        1999            1998            1997
                                  --------------  -------------   -------------
                                                (Dollars in thousands)

Maturity within one year                $199,110        $242,447        $181,858
Maturity within two years                 28,770          29,548          14,984
Maturity within three years                  149             154             298
                                  --------------  -------------   -------------
Total certificates of deposit           $228,029        $272,149        $197,140
                                  ==============   =============   =============

  The following table sets forth the time remaining until maturity for CD's with balances of $100,000 and over at December 31, 1999, 1998 and 1997.

                                    December 31,    December 31,    December 31,
                                        1999            1998            1997
                                  --------------    ------------   -------------
                                                (Dollars in thousands)
Maturity in:

Less than 3 months                       $21,342         $28,548         $26,705
3-6 months                                14,767          13,682           6,635
6-12 months                               19,696          30,934          11,808
Over 12 months                             8,350           4,589           7,066
                                  --------------    ------------   -------------
                                         $64,155         $77,753         $52,214
                                  ==============    ============   =============

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

  At December 31, 1999, the Bank exceeded all of its regulatory capital requirements with tangible capital of $46.2 million, or 10.60% of total adjusted assets, which is above the required level of $6.5 million, or 1.50%; core capital of $46.2 million, or 10.60% of total adjusted assets, which is above the required level of $13.1 million, or 3.00% and risk-based capital of $28.6 million, or 10.24% of risk-weighted assets, which is above the required level of $22.3 million, or 8.00%

  Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at December 31, 1999.

  The Company has other sources of liquidity, including FHLB advances and its liquidity and short-term investment portfolio. Through the Bank, the Company may obtain advances from the FHLB, collateralized by its securities, mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of December 31, 1999, the Bank's available borrowing capacity under this credit facility was $7.9 million.

  The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                                       At or For Years Ended
                                                                                            December 31,
                                                                           -------------------------------------------
                                                                               1999            1998           1997
                                                                           ----------      ------------    -----------
                                                                                       (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                               $  2,300             $34,500      $40,900
     Balance at end of period                                                      --                  --       28,000
     Average balance for period                                                     6              13,057       18,526
     Weighted average interest rate on balance at end of period                    --%                 --%        7.07%
     Weighted average interest rate on average balance for period                5.84%               5.10%        5.95%

Warehouse lines of credit
     Maximum month-end balance                                               $159,342             $95,000      $64,359
     Balance at end of period                                                  54,415                  --        6,237
     Average balance for period                                                45,404              43,759        8,914
     Weighted average interest rate on balance at end of period                  5.78%                 --%        6.70%
     Weighted average interest rate on average balance for period                5.84%               6.01%        6.10%

  The Company had no material contractual obligations or commitments for capital expenditures at December 31, 1999. At December 31, 1999, the Company had outstanding commitments to originate loans of $26.8 million, compared to $23.3 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current origination commitments.

  RTC Notes Payable

  In connection with its acquisition of certain assets from the RTC, the Bank obtained loans (the "RTC Notes Payable") from the RTC in the aggregate amount of $10.9 million under the RTC's Minority Interim Capital Assistance Program provided for in Section 21A(u) of the Federal Home Loan Bank Act, as amended (the "FHLBA"). The FHLBA gives the RTC authority to provide interim capital assistance to minority-owned institutions, defined in the FHLBA as more than fifty percent (50%) owned or controlled by one or more minorities. The Bank, PAFI and the RTC entered into an Interim Capital Assistance Agreement on April 29, 1994 with respect to a loan of $6,930,000 and a second Interim Capital Assistance Agreement on September 9, 1994 with respect to a loan of $4,000,000 (together, the "RTC Agreements"). The RTC Agreements were repaid in single lump sum installments on April 28, 1999 and September 8, 1999.

  In connection with the RTC Agreements, PAFI and the RTC entered into Stock Pledge Agreements pursuant to which PAFI pledged to the RTC all of the issued and outstanding shares of the capital stock of the Bank as security for the repayment of the RTC Notes Payable.

  Lending Activities

  To date, the Company has sold most of its loan originations to mortgage companies and other investors through whole loan packages on a primarily non-recourse, servicing released basis. As a result, upon sale, risks and rewards of ownership transfer to the buyer. In December 1997, the Company completed its first securitization of mortgage loans and in March 1998 sold its residual
interests in this securitization to a third-party.   All loan sales in 1998 were
whole loan sales with servicing released to the purchaser. In March 1999, the Company completed its second securitization of mortgage loans and in October 1999 the Company completed its third securitization of mortgage loans.

  Summary of Loan Portfolio. At December 31, 1999, the Company's loan portfolio constituted $294.7 million, or 67.2% of the Company's total assets, of which $158.3 million, or 53.7%, was held for investment and $136.5 million, or 46.3%, was held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value. Subprime mortgage loans included in the table below are part of the Company's discontinued mortgage operations.

  The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                                      December 31,
                                                            --------------------------------------------------------------
                                                                1999         1998         1997         1996         1995
                                                            ------------ ----------- ------------ ------------- ----------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)
     Held for sale                                            $     --     $ 18,289     $     --     $     --     $     --
     Held for investment                                        21,835       14,039       81,995      102,733      124,483
                                                            ------------ ----------- ------------ ------------- ----------
     Total mortgage loans                                       21,835       32,328       81,995      102,733      124,483
                                                            ------------ ----------- ------------ ------------- ----------
Subprime mortgage loans
     Held for sale                                             136,460      196,117      120,002       20,766           --
     Held for investment                                        13,416       17,570        5,375        1,294           --
                                                            ------------ ----------- ------------ ------------- ----------
     Total subprime mortgage loans                             149,876      213,687      125,377       22,060           --
                                                            ------------ ----------- ------------ ------------- ----------
     Total mortgage loans                                      171,711      246,015      207,372      124,793      124,483
                                                            ------------ ----------- ------------ ------------- ----------
Consumer Loans
Automobile installment contracts                               128,093       83,921       40,877       10,830           --
Insurance premium financing                                     30,334       44,709       39,990       32,058       16,975
Other consumer loans                                               879        1,245          267          230           31
                                                            ------------ ----------- ------------ ------------- ----------
     Total consumer loans                                      159,306      129,875       81,134       43,118       17,006
                                                            ------------ ----------- ------------ ------------- ----------
     Total loans                                               331,017      375,890      288,506      167,911      141,489
Unearned discounts and premiums                                   (954)        (212)      (2,901)      (3,697)      (4,445)
Unearned finance charges                                       (21,181)     (17,371)     (10,581)      (3,271)          --
Allowance for loan losses                                      (14,139)     (10,183)      (6,487)      (5,356)      (5,250)
                                                            ------------ ----------- ------------ ------------- ----------
     Total loans, net                                         $294,743     $348,124     $268,537     $155,587     $131,794
                                                            ============ =========== ============ ============= ==========

  Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at December 31, 1999 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                                    At December 31, 1999
                      --------------------------------------------------------------------------------------------------------------
                                      More Than 1 Year     More Than 3       More Than 5      More Than 10
                        One Year or          to             Years to          Years to        Years to 20    More Than 20   Total
                           Less            3 Years           5 Years          10 Years           Years           Years       Loans
                       ------------   ----------------   -------------     ------------     -------------   ------------  ----------
                                                                    (Dollars in thousands)
Mortgage loans held
   for investment          $    52        $   700           $   661            $2,875           $12,526        $ 18,437    $ 35,251
Mortgage loans held
   for sale                     --             --               107                --             8,054         128,299     136,460
Consumer loans              34,162         59,726            65,232               186                --              --     159,306
                      ------------   ------------     -------------      ------------      ------------      ----------   ---------
     Total                 $34,214        $60,426           $66,000            $3,061           $20,580        $146,736    $331,017
                      ============   ============     =============      ============      ============      ==========   =========

  The following table sets forth, at December 31, 1999, the dollar amount of loans receivable that were contractually due after one year and indicates whether such loans have fixed or adjustable interest rates.

                                               Due After December 31, 2000
                                        --------------------------------------
                                             Fixed      Adjustable     Total
                                        ------------  ------------  ----------
                                                     (In thousands)

Mortgage loans held for investment          $  7,800      $ 27,399    $ 35,199
Mortgage loans held for sale                  33,221       103,239     136,460
Consumer loans                               125,144            --     125,144
                                        ------------  ------------  ----------
Total                                       $166,165      $130,638    $296,803
                                        ============  ============  ==========

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

     At December 31, 1999, the Company had $1.0 million in assets classified as special mention, $18.2 million of assets classified as substandard, $94,000 in assets classified as doubtful and no assets classified as loss.

  The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at December 31, 1999, 1998 and 1997.

Loan
----             December 31,   % of Total    December 31,   % of Total    December 31,    % of Total
Delinquencies       1999           Loans          1998           Loans        1997             Loans
-------------  ---------------  -----------  ------------  -------------  -------------  -------------
                                                (Dollars in thousands)
30 to 59 days     $ 3,071          1.0%          $ 9,743        2.8%         $  356          0.1%
60 to 89 days       2,443          0.8%            8,161        2.3%            994          0.4%
90+ days           13,307          4.6%           11,424        3.3%          7,101          2.6%
               ---------------  -----------  ------------  -------------  -------------  -------------
Total             $18,821          6.4%          $29,328        8.4%         $8,451          3.1%
               ===============  ===========  ============  ============= ==============  =============

  Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent, accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or
charged  off   for  the amount  that  exceeds the  estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at December 31, 1999 had no troubled debt restructured loans.

  The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at December 31, 1999, 1998 and 1997.

                                                                                     December 31,
                                                             ---------------------------------------------------------
                                                                 1999        1998        1997        1996        1995
                                                             ---------- ----------- ----------- ------------ ---------
                                                                                 (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                 $15,825     $19,242      $5,766      $5,504     $ 5,086
     Multi-family residential and commercial                       100         214         605         605         154
     Consumer and other loans                                    1,060       1,168       1,426         928          --
                                                             ---------- ----------- ----------- ------------ ---------
          Total                                                $16,985     $20,624      $7,797      $7,037     $ 5,240
                                                             ========== =========== =========== ============ =========
Nonaccrual loans as a percentage of
     Total loans held for investment                             10.73%      15.42%       5.25%       5.22%       3.85%
     Total assets                                                 3.88%       4.85%       2.51%       3.73%       3.28%
Allowance for loan losses as a percentage of
     Total loans held for investment                              8.93%       7.62%       4.37%       3.97%       3.98%
     Nonaccrual loans                                            83.24%      49.37%      83.20%      76.11%     100.19%

  The amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $1.4 million for the year ended December 31, 1999, $1.1 million for the year ended December 31, 1998 and $337,000 for the year ended December 31, 1997. The total amount of interest income recognized on nonaccrual loans was $1.4 million, $470,000 and $212,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Accruing loans over 90 days past due were $30,000 at December 31, 1999, $19,000 at December 31, 1998 and $66,000 at
December 31, 1997.

  Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs.

Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $2.6 million at December 31, 1999, $1.9 million at December 31, 1998, and $562,000 at December 31, 1997
and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                 At or For the
                                                                                  Year Ended
                                                                                 December 31,
                                       -----------------------------------------------------------------------------------------
                                          1999                1998                   1997               1996              1995
                                       ----------          ----------            ----------          ---------        ----------
                                                                             (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period           $ 10,183             $ 6,487               $ 5,356             $5,250            $  378
     Provision for loan losses -
      continuing operations                   432                 293                   507                194               120
     Provision for loan losses -
      discontinued operations               7,376               5,560                    --                 --                --
     Charge-offs
          Mortgage loans                   (7,525)             (4,536)                 (373)              (285)             (108)
          Consumer loans                   (4,395)             (3,793)               (2,101)              (433)               --
                                       ----------          ----------            ----------          ---------        ----------
               Total charge-offs          (11,920)             (8,329)               (2,474)              (718)             (108)
     Recoveries
          Mortgage loans                      296                 452                    77                 --                --
          Consumer loans                      414               1,138                 1,068                274                --
                                       ----------          ----------            ----------          ---------        ----------
               Total recoveries               710               1,590                 1,145                274                --
                                       ----------          ----------            ----------          ---------        ----------
     Net charge-offs                      (11,210)             (6,739)               (1,329)              (444)             (108)
     Acquisition discounts
      allocated to loss allowance           7,358               4,582                 1,953                356             4,860
                                      -----------          ----------            ----------          ---------        ----------
Balance at end of period                 $ 14,139             $10,183               $ 6,487             $5,356            $5,250
                                      ===========          ==========            ==========          =========        ==========
     Annualized net charge-offs
      to average loans                       2.89%               1.73%                 0.60%              0.30%             0.10%
     Ending allowance to period
      end loans, net                         8.93%               7.62%                 4.37%              3.97%             3.98%

                                                                         At December 31,
                                     ------------------------------------------------------------------------------------------
                                                1999                           1998                            1997
                                     ---------------------------    ---------------------------    ----------------------------
                                                Percent of Loans               Percent of Loans                Percent of Loans
                                                in Each Category               in Each Category                in Each Category
                                      Amount     to Total Loans      Amount     to Total Loans      Amount      to Total Loans
                                     --------   ----------------    --------   ----------------    --------    ----------------
                                                                         (Dollars in thousands)
Distribution of end of period
     Allowance by loan type
          Mortgage loans held
              for investment          $ 5,800               19.9%    $ 5,676               21.8%     $3,653                51.9%
          Consumer loans                8,339               80.1%      4,507               78.2%      2,246                48.1%
          Unallocated                      --                 --          --                 --         588                  --
                                     --------   ----------------    --------   ----------------    --------    ----------------
                                      $14,139              100.0%    $10,183              100.0%     $6,487               100.0%
                                     ========   ================    ========   ================    ========    ================

     The Company's policy is to maintain an allowance for loan losses to absorb future losses which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. No loan loss provision is made for loans held for sale.

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

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                     December 31,
                                                         ------------------------------------
                                                           1999         1998          1997
                                                         ---------    ---------    ----------
                                                                (Dollars in thousands)
Balance at end of period
     Overnight deposits                                    $85,500      $47,000        $4,000
     U.S. agency securities                                  9,918           --         1,002
                                                         ---------    ---------    ----------
     Total                                                 $95,418      $47,000        $5,002
                                                         =========    =========    ==========
Weighted average yield at end of period
     Overnight deposits                                       3.25%        3.00%         3.50%
     U.S. agency securities                                   7.11%          --          6.54%
Weighted average maturity at end of period
     Overnight deposits                                      1 day        1 day         1 day
     U.S. agency securities                              62 months           --     24 months

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

Accounting Standards

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133 is effective for all periods after January 1, 2000.

          SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), was issued in October 1998. Prior to issuance of SFAS 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS 134 requires that the security be classified either trading, available for sale or held to maturity according to the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. The implementation of this statement did not have a material impact on the results of operations or financial condition of the Company.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk" of Item 7 to this Annual Report on Form 10-K.

Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Finance Statements                                     F-1
Independent Auditors' Report                                                 F-2
Consolidated Statements of Financial Condition
   as of December 31, 1999 and 1998                                          F-3
Consolidated Statements of Operations for the
   years ended December 31, 1999, 1998 and 1997                              F-4
Consolidated Statements of Comprehensive Income for the
   years ended December 31, 1999, 1998 and 1997                              F-5
Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 1999, 1998 and 1997                              F-6
Consolidated Statements of Cash Flows for the
   years ended December 31, 1999, 1998 and 1997                              F-7
Consolidated Statements of Cash Flows, Continued for the
   years ended December 31, 1999, 1998 and 1997                              F-8
Notes to Consolidated Financial Statements                                   F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     United PanAm Financial Corp. intends to file with the Securities and Exchange Commission a definitive proxy statement (the "Proxy Statement") pursuant to Regulation 14A. Incorporated herein by this reference is the information required by this Item 10 set forth in the Sections entitled "Information About Directors and Executive Officers - Executive Officers and Key Employees," and "Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 1999" contained in the 2000 Proxy Statement to be filed with the SEC within 120 days after December 31, 1999.

Item 11.  Executive Compensation

     Incorporated herein by this reference is the information required by this
Item 11 set forth in the Sections entitled "Information About Directors and Executive Officers" contained in the 2000 Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Incorporated herein by this reference is the information required by this
Item 12 set forth in the Section entitled "Information About UPFC Stock Ownership" contained in the 2000 Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

Item 13.     Certain Relationships and Related Transactions

     Incorporated herein by this reference is the information set forth in the Section entitled "Information About Directors and Executive Officers - Relationships and Related Transactions" contained in the 2000 Proxy Statement, to be filed with the SEC within 120 days after December 31, 1999.

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

        (3) List of Exhibits. The following is a list of exhibits filed as a part of this Annual Report.

Exhibit No.  Description
----------   -----------

3.1.2*       Articles of Incorporation of the Registrant, as amended.

3.2.2*       Bylaws of the Registrant

10.1* Insurance Premium Financing Management Agreement dated May 17, 1995, between Pan American Bank, FSB and BPN Corporation.

10.2* First Amendment to Insurance Premium Financing Management Agreement and Guaranties dated October 1995, between Pan American Bank, FSB and BPN Corporation.

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

Exhibit No.  Description
----------   -----------

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

Exhibit No.  Description
----------   -----------

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

10.35* Inter-Company Agreement dated May 1, 1994, between Pan American Financial, Inc. and Pan American Bank, FSB.

10.36* Inter-Company Agreement dated August 1, 1994, between Pan American Group, Inc. and Pan American Bank, FSB.

10.37* Employment Agreement dated May 7, 1996, between Pan American Bank, FSB and Ray C. Thousand.

10.38* Employment Agreement dated May 1, 1994, between Pan American Bank, FSB and Lawrence J. Grill.

10.39* Employment Agreement dated October 1, 1997, among the Predecessor, Pan American Bank, FSB and Lawrence J. Grill.

Exhibit No.  Description
----------   -----------

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

10.41* Employment Agreement dated October 1, 1997, between United PanAm Mortgage Corporation and John T. French.

10.41.1* First Amendment to Employment Agreement dated November 14, 1997 between United PanAm Mortgage Corporation and John T. French.

10.42* Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Lawrence J. Grill.

10.43* Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44* Form of Indemnification Agreement between the Predecessor and Ms. Bucci and each of Messrs. Bron, French, Grill, Haley, Kaufman, Maizel, Thousand and Villanueva.

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

Exhibit No.  Description
----------   -----------

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

10.64* Promissory Note in the principal amount of $258,000 dated July 1, 1997 by the Predecessor to BVG West Corporation.

10.64.1* Amended and Restated Promissory Note in the principal amount of $258,000 dated January 15, 1998 by the Predecessor to BVG West Corporation.

10.65* Promissory Note in the principal amount of $52,500 dated July 1, 1997 by the Predecessor to Lawrence J. Grill.

10.65.1* Amended and Restated Promissory Note in the principal amount of $52,500 dated January 15, 1998 by the Predecessor to Lawrence J. Grill.

10.66* Promissory Note in the principal amount of $33,000 dated July 1, 1997 by the Predecessor to Robert Wilson.

Exhibit No.  Description
----------   -----------

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

10.79* Subservicing Agreement dated as of December 1, 1997, by and between Pan American Bank, FSB and Ocwen Federal Bank, FSB.

Exhibit No.  Description
----------   -----------

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

10.84*       United PanAm Mortgage Corporation 1998 Management Incentive Plan.

10.85*       United Auto Credit Corporation 1998 Management Incentive Plan.

10.85.1* Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.

10.86** Mortgage Loan Purchase and Interim Servicing Agreement dated June 23, 1998, between Pan American Bank, FSB and Countrywide Home Loans, Inc.

10.87** Assignment, Assumption and Recognition Agreement dated August 14, 1998, between Countrywide Home Loans, Inc., Associates Home Equity Services, Inc. and Pan American Bank, FSB.

10.88** Assignment, Assumption and Recognition Agreement dated August 14, 1998, between Countrywide Home Loans, Inc., Fidelity Federal Bank, FSB and Pan American Bank, FSB.

10.89** Assignment, Assumption and Recognition Agreement dated September 15, 1998 between Countrywide Home Loans, Inc., Southern Mortgage Acquisitions, Inc. and Pan American Bank, FSB.

10.90** Assignment, Assumption and Recognition Agreement dated September 30, 1998, between Countrywide Home Loans, Fidelity Federal Bank, FSB and Pan American Bank, FSB.

10.91** Employment Agreement dated July 6, 1998, between United PanAm Mortgage Corporation and Edward Pollard.

10.92*** Agreement for Assignment of Software dated November 5, 1998 between Pan American Bank, FSB and BPN Corporation.

10.93*** Loan and Stock Pledge Agreement dated November 5, 1998 by and among Barbara R. Walski, Peter A. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989, BPN Corporation and Pan American Bank, FSB.

10.94*** Loan and Stock Pledge Agreement dated November 5, 1998 by and among Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust, BPN Corporation and Pan American Bank, FSB.

Exhibit No.  Description
----------   -----------

10.95*** Promissory Note in the principal amount of $780,000 dated November 5, 1998 by and between Peter A. Walski, Barbara R. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989 and Pan American Bank, FSB.

10.96*** Promissory Note in the principal amount of $420,000 dated November 5, 1998 by and between Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust and Pan American Bank, FSB.

10.97*** Agreement for Purchase of Assets dated November 5, 1998 by and between Norwest Financial Coast, Inc., Pan American Bank, FSB and BPN Corporation.

10.98*** Continuing Master Loan Repurchase Agreement dated October 2, 1995 between Advanta Mortgage Conduit Services, Inc. and Pan American Bank, FSB.

10.99*** Assignment, Assumption and Recognition Agreement dated September 30, 1998 between Countrywide Home Loans, Inc. and Pan American Bank, FSB.

10.100***    Whole Loan Sale Agreement dated December 23, 1998 between Fremont
             Investment and Loan and Pan American Bank, FSB.

10.101***    Employment Agreement dated December 8, 1998, between Pan American
             Bank, FSB and Ray C. Thousand

10.102***    On-line Computer Service Agreement dated June 19, 1998 between DHI
             Computing, Inc. and Pan American Bank, FSB

10.103****   Pooling and Servicing Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp., Pan American Bank, FSB,
             Fairbanks Capital Corp., and Banker's Trust Company.

10.104****   Mortgage Loan Purchase Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp. and Pan American Bank, FSB.

10.105 Mortgage Loan Purchase Agreement dated as of October 1, 1999, by and among Asset Backed Funding Corporation and Pan American Bank, FSB.

21.1*        Subsidiaries.

23.1*        Consent of KPMG LLP.
27.1         Financial Data Schedule.

_____________

* Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998.
*** Incorporated herein by reference from the Exhibits to Form 10-K for the year ended December 31, 1998.

**** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarter ended March 31, 1999.

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

                                    United PanAm Financial Corp.

                                    By:    /s/ Lawrence J. Grill
                                        ---------------------------------
                                               Lawrence J. Grill
                                        President, Chief Executive Officer
                                                 and Secretary


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                                Title                              Date
              ---------                                -----                              ----
     /s/ Guillermo Bron                     Chairman of the Board
--------------------------------------

     /s/ Lawrence J. Grill                  President, Chief Executive
--------------------------------------
                                            Officer, Secretary and
                                            Director (Principal Executive
                                            Officer)

      /s/ Carol M. Bucci                    Senior Vice President -
--------------------------------------
                                            Chief Financial Officer and
                                            Treasurer (Principal
                                            Financial and Accounting
                                            Officer)

     /s/ Stephen W. Haley                   Senior Vice President -
--------------------------------------
                                            Compliance and Risk
                                            Management

      /s/ John T. French                    Director
--------------------------------------

    /s/ Edmund M. Kaufman                   Director
--------------------------------------

   /s/ Daniel L. Villanueva                 Director
--------------------------------------

        /s/ Luis Maizel                     Director
--------------------------------------

     /s/ Ron R. Duncanson                   Director
--------------------------------------

                                 EXHIBIT INDEX


     Exhibits. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

                         United PanAm Financial Corp.

                         INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report                                                 F-2

Consolidated Statements of Financial Condition
     as of December 31, 1999 and 1998                                        F-3

Consolidated Statements of Operations for the
     years ended December 31, 1999, 1998 and 1997                            F-4

Consolidated Statements of Comprehensive Income for the
     years ended December 31, 1999, 1998 and 1997                            F-5

Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 1999, 1998 and 1997                        F-6

Consolidated Statements of Cash Flows
     for the years ended December 31, 1999, 1998 and 1997                    F-7

Consolidated Statements of Cash Flows, Continued
     for the years ended December 31, 1999, 1998 and 1997                    F-8

Notes to Consolidated Financial Statements                                   F-9

                         Independent Auditors' Report

The Board of Directors
United PanAm Financial Corp.:

     We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 1999. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows, for each of the years in the three year period ended December 31, 1999 in conformity with generally accepted accounting principles.



KPMG LLP

San Francisco, California
February 11, 2000

                 United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition


                                                                           December 31,              December 31,
(Dollars in thousands)                                                         1999                      1998
                                                                           ------------              ------------
Assets
Cash and due from banks                                                        $  4,857                  $  5,211
Short term investments                                                           85,500                    47,000
                                                                           ------------              ------------
  Cash and cash equivalents                                                      90,357                    52,211
Securities available for sale, at fair value                                      9,918                        --
Residual interests in securitizations, at fair value                             21,227                        --
Loans, net                                                                      158,283                   133,718
Loans held for sale                                                             136,460                   214,406
Premises and equipment, net                                                       1,429                     4,803
Federal Home Loan Bank stock, at cost                                             2,505                     2,120
Accrued interest receivable                                                       1,501                     2,034
Real estate owned, net                                                            2,590                     1,877
Goodwill and other intangible assets                                              1,736                     2,349
Deferred tax assets                                                               5,747                     2,819
Other assets                                                                      6,537                     9,222
                                                                           ------------              ------------
     Total assets                                                              $438,290                  $425,559
                                                                           ============              ============

Liabilities and Shareholders' Equity
Deposits                                                                       $291,944                  $321,668
Notes payable                                                                        --                    10,930
Warehouse lines of credit                                                        54,415                        --
Accrued expenses and other liabilities                                           16,578                    10,048
                                                                           ------------              ------------
     Total liabilities                                                          362,937                   342,646
                                                                           ------------              ------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,369,350 and 17,375,000 shares at
    December 31, 1999 and December 31, 1998, respectively                        65,249                    68,378
Retained earnings                                                                10,183                    14,535
Unrealized loss on securities available for sale, net                               (79)                       --
                                                                           ------------              ------------
     Total shareholders' equity                                                  75,353                    82,913
                                                                           ------------              ------------

     Total liabilities and shareholders' equity                                $438,290                  $425,559
                                                                           ============              ============

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations



(In thousands, except per share data)                                                Years Ended December 31,
                                                                         ---------------------------------------------
                                                                                 1999             1998            1997
                                                                         ------------      -----------     -----------
Interest Income
   Loans                                                                      $27,003          $23,194         $19,170
   Short term investments                                                       1,800            1,346             639
                                                                         ------------      -----------     -----------
         Total interest income                                                 28,803           24,540          19,809
                                                                         ------------      -----------     -----------

Interest Expense
   Deposits                                                                     5,787            6,550           7,021
   Federal Home Loan Bank advances                                                 --              666           1,103
   Notes payable                                                                  246              623             669
                                                                         ------------      -----------     -----------
         Total interest expense                                                 6,033            7,839           8,793
                                                                         ------------      -----------     -----------
             Net interest income                                               22,770           16,701          11,016
   Provision for loan losses                                                      432              293             507
                                                                         ------------      -----------     -----------
             Net interest income after provision for loan losses               22,338           16,408          10,509
                                                                         ------------      -----------     -----------

Non-interest Income
   Gains on sales of loans, net                                                    --              976              --
   Loan related charges and fees                                                  113              135             422
   Service charges and fees                                                       725              672             230
   Other income                                                                   136              129              50
                                                                         ------------      -----------     -----------
         Total non-interest income                                                974            1,912             702
                                                                         ------------      -----------     -----------

Non-interest Expense
   Compensation and benefits                                                   10,843            8,370           5,534
   Occupancy                                                                    1,890            1,335             930
   Other                                                                        5,910            4,696           3,640
                                                                         ------------      -----------     -----------
         Total non-interest expense                                            18,643           14,401          10,104
                                                                         ------------      -----------     -----------

         Income from continuing operations before income taxes                  4,669            3,919           1,107

Income taxes                                                                    1,908            1,645             466
                                                                         ------------      -----------     -----------

Income from continuing operations                                               2,761            2,274             641
                                                                         ------------      -----------     -----------

Income (loss) from discontinued operations, net of tax                           (941)           4,489           5,607

Loss on disposal of discontinued operations, net of tax                        (6,172)              --              --
                                                                         ------------      -----------     -----------
Net income (loss)                                                             $(4,352)         $ 6,763         $ 6,248
                                                                         ============      ===========     ===========
Earnings (loss) per share-basic:

     Continuing operations                                                    $  0.16          $  0.15         $  0.06
                                                                         ============      ===========     ===========

     Discontinued operations                                                  $ (0.42)         $  0.29         $  0.52
                                                                         ============      ===========     ===========

     Net income (loss)                                                        $ (0.26)         $  0.44         $  0.58
                                                                         ============      ===========     ===========

     Weighted average shares outstanding                                       16,854           15,263          10,739
                                                                         ============      ===========     ===========
Earnings (loss) per share-diluted:

     Continuing operations                                                    $  0.16          $  0.14         $  0.05
                                                                         ============      ===========     ===========

     Discontinued operations                                                  $ (0.41)         $  0.28         $  0.47
                                                                         ============      ===========     ===========

     Net income (loss)                                                        $ (0.25)         $  0.42         $  0.53
                                                                         ============      ===========     ===========

     Weighted average shares outstanding                                       17,253           16,143          11,875
                                                                         ============      ===========     ===========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income



(Dollars in thousands)                                                             Years Ended December 31,
                                                                    --------------------------------------------------------
                                                                            1999                  1998                 1997
                                                                    -------------         -------------        -------------
Net income (loss)                                                         $(4,352)               $6,763               $6,248
Other comprehensive income, net of tax:
     Unrealized loss on securities                                            (79)                   --                   --
                                                                    -------------         -------------        -------------
Comprehensive income (loss)                                               $(4,431)               $6,763               $6,248
                                                                    =============         =============        =============

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Shareholders' Equity

                                                                                              Unrealized           Total
                                                     Number        Common      Retained         Loss On         Shareholders'
(Dollars in thousands)                              of Shares       Stock      Earnings     Securities, Net         Equity
                                                   -----------     -------     --------     ---------------     -------------

Balance, December 31, 1996                          10,668,750     $ 5,237      $ 1,524          $       --           $ 6,761
Net income                                                  --          --        6,248                  --             6,248
Exercise of stock options                              281,250         225           --                  --               225
Note receivable from shareholder                            --        (225)          --                  --              (225)
                                                   -----------     -------     --------     ---------------     -------------
Balance, December 31, 1997                          10,950,000       5,237        7,772                  --            13,009
Net income                                                  --          --        6,763                  --             6,763
Exercise of stock options                              100,000          80           --                  --                80
Issuance of stock options                                   --          10           --                  --                10
Issuance of restricted stock                                --          50           --                  --                50
Initial public offering of common
     stock                                           6,325,000      63,001           --                  --            63,001
                                                   -----------     -------     --------     ---------------     -------------
Balance, December 31, 1998                          17,375,000      68,378       14,535                  --            82,913
Net loss                                                    --          --       (4,352)                 --            (4,352)
Exercise of stock options                              333,750         425           --                  --               425
Note receivable from shareholder                            --         (75)          --                  --               (75)
Restricted stock                                        35,600         216           --                  --               216
Repurchase of stock                                 (1,375,000)     (3,695)          --                  --            (3,695)
Unrealized loss on securities, net                          --          --           --                 (79)              (79)
                                                   -----------     -------     --------     ---------------     -------------
Balance, December 31, 1999                          16,369,350     $65,249      $10,183          $      (79)          $75,353
                                                   ===========     =======     ========     ===============     =============

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows


(Dollars in thousands)
                                                                                           Years Ended December 31,
                                                                              -----------------------------------------------
                                                                                     1999               1998             1997
                                                                              -----------      -------------      -----------
Cash flows from operating activities:
Net (loss) income                                                               $  (4,352)       $     6,763        $   6,248

Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Discontinued operations                                                          7,113             (4,489)          (5,607)
   Gains on sales of loans                                                             --               (976)              --
   Origination of loans held for sale                                            (977,244)        (1,192,869)        (582,433)
   Sales of loans held for sale                                                   983,734          1,119,008          477,186
   Net proceeds from sale of residual interests in securitizations                     --              8,302               --
   Provision for loan losses                                                          432                293              507
   Accretion of discount on loans                                                    (178)              (596)            (722)
   Depreciation and amortization                                                    1,139                615              345
   FHLB stock dividend                                                               (121)              (114)             (95)
   Decrease in residual interests in securitizations                                  569                 --               --
   Decrease (increase) in accrued interest receivable                                 533               (540)            (649)
   Decrease (increase) in other assets                                              7,438             (5,667)          (2,159)
   Deferred income taxes                                                           (3,109)               130           (1,678)
   Increase (decrease) in accrued expenses and other liabilities                   (1,223)           (10,771)           5,298
   Other, net                                                                         373                140               --
                                                                              -----------      -------------      -----------
     Net cash provided by (used in) operating activities                           15,104            (80,771)        (103,759)
                                                                              -----------      -------------      -----------

Cash flows from investing activities:
   Proceeds from maturities of investment securities                                   --              1,002            1,000
   Repayments of mortgage loans                                                    39,128             40,630           22,431
   Originations, net of repayments, of non-mortgage loans                         (22,244)           (39,982)         (29,782)
   Purchase of securities available for sale                                       (9,918)                --           (2,002)
   Purchases, net of sales, of premises and equipment                                (985)            (3,320)          (2,975)
   Purchase of treasury stock                                                      (3,695)                --               --
   Purchase of FHLB stock, net                                                       (264)               (61)            (563)
   Increase in goodwill and other intangible assets                                    --             (2,130)              --
   Proceeds from sale of real estate owned                                          7,120              2,579            2,243
   Other, net                                                                         139                 --               --
                                                                              -----------      -------------      -----------
     Net cash provided by (used in) investing activities                            9,281             (1,282)          (9,648)
                                                                              -----------      -------------      -----------

Cash flows from financing activities:
   Net (decrease) increase in deposits                                            (29,724)            88,474           74,133
   Proceeds (repayments) from warehouse lines of credit                            54,415             (6,237)           6,237
   Proceeds (repayments) from notes payable                                       (10,930)            (2,000)           2,000
   Proceeds from initial public offering of common stock, net                          --             63,001               --
   Proceeds (repayments) from FHLB advances                                            --            (28,000)          24,000
                                                                              -----------      -------------      -----------
Net cash provided by financing activities                                          13,761            115,238          106,370
                                                                              -----------      -------------      -----------
Net increase (decrease) in cash and cash equivalents                               38,146             33,185           (7,037)
Cash and cash equivalents at beginning of period                                   52,211             19,026           26,063
                                                                              -----------      -------------      -----------
Cash and cash equivalents at end of period                                      $  90,357        $    52,211        $  19,026
                                                                              ===========      =============      ===========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)                                                                       Years Ended December 31,
                                                                                    ---------------------------------------
                                                                                          1999           1998          1997
                                                                                    ----------     ----------    ----------
Supplemental disclosures of cash flow information:
Cash paid for:

       Interest                                                                        $17,793        $19,410       $12,087
                                                                                    ==========     ==========    ==========
       Taxes                                                                           $   253        $ 8,285       $ 5,360
                                                                                    ==========     ==========    ==========

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired through foreclosure                                               $ 7,833        $ 3,893       $ 1,817
                                                                                    ==========     ==========    ==========

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of the Company, PAFI and the Bank. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of December 31, 1999 and 1998. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------

     For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, Federal funds sold, commercial paper and highly liquid interest-bearing deposits with maturities of three months or less.

     In accordance with regulations, the Bank must maintain an amount equal to 4% of the sum of total deposits and short-term borrowings in cash and U.S. Government and other approved securities that are readily convertible to cash. The Bank exceeded these requirements at December 31, 1999 and 1998.

SECURITIES
----------

     Securities are classified in one of three categories; held to maturity, trading, or available for sale. Investments classified as held to maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as trading are carried at fair value with any gains and losses reflected in earnings. All other investments are classified as available for sale and are carried at fair value with any unrealized gains and losses included as a separate component of shareholders' equity, net of applicable taxes.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

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

RESIDUAL INTERESTS IN SECURITIZATIONS
--------------------------------------

     Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

     The Company classifies its residual interests in securitizations as trading securities and records them at fair value with any unrealized gains or losses recorded in the results of operations. Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

     The assumptions used by the Company for valuing the residual interests included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%.

GAIN ON SALE OF LOANS
---------------------

     Gains or losses resulting from sales of loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold. Non-refundable fees and direct costs associated with the origination of loans are deferred and recognized when the loans are sold.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


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

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------

     Goodwill and other intangible assets consists of core deposit premiums arising from the acquisition of deposits and the excess of cost over the fair value of certain net assets acquired. On a periodic basis, the Company reviews its goodwill for events or changes in circumstances that may indicate that the estimated undiscounted future cash flows from these acquisitions will be less than the carrying amount of the goodwill. If it becomes probable that impairment exists, a reduction in the carrying amount is recognized.

     In 1994, the Company purchased deposits from the RTC and recorded core deposit premiums in conjunction with the acquisition. Core deposit premiums totaling $198,000 at December 31, 1999 and $330,000 at December 31, 1998 are being amortized over seven years, the estimated life of the acquired deposit base, using the straight-line method.

     In January 1998, the Company purchased from Providian National Bank and others the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Providian National Bank. The excess of the cash consideration paid over the fair value of the assets acquired of $330,000 was considered goodwill. Goodwill of $109,000 at December 31, 1999 and $219,000 at December 31, 1998 is being amortized over three years, the estimated life of the acquired assets, using the straight-line method.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     In November 1998, the Company purchased from Norwest Financial Coast ("Coast") the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Coast. The excess of the cash consideration paid over the fair value of the assets acquired of $1.8 million was considered goodwill. Goodwill of $1.4 million at December 31, 1999 and $1.8 million at December 31, 1998 is being amortized over five years, the estimated life of the acquired assets, using the straight-line method.

REAL ESTATE OWNED
-----------------

     Real estate owned consists of properties acquired through foreclosure and is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, allowance for estimated losses are established when the recorded value exceeds fair value less estimated costs to sell. As of December 31, 1999 and 1998, there were no such allowances. Real estate owned at December 31, 1999 and 1998 consisted of one to four unit residential real estate.

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

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137"), which defers the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000 and requires certain selection dates for identifying embedded derivative instruments. The implementation of this statement did not have a material impact on the results of operations or financial condition of the Company.

     SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" ("SFAS 134"), was issued in October 1998. Prior to issuance of SFAS 134, when a mortgage banking company securitized mortgage loans held for sale but did not sell the security in the secondary market, the security was classified as trading. SFAS 134 requires that the security be classified either trading, available for sale or held to maturity according to

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


the Company's intent, unless the Company has already committed to sell the security before or during the securitization process. The statement is effective for all fiscal years beginning after December 15, 1998. The implementation of this statement did not have a material impact on the results of operations or financial condition of the Company.

3.   DISCONTINUED OPERATIONS

     In February 2000, the Company announced that it had ceased originating loans in its mortgage finance business as part of an overall corporate strategy to focus on more profitable areas of lending. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance business, all related operating activity is reclassified and reported as discontinued operations in the 1999 and the preceding years' consolidated financial statements. Also included in the Company's consolidated statements of financial condition are the assets of the mortgage finance business of $145.0 million and $210.9 million at December 31, 1999 and 1998, respectively, consisting of loans and other assets. In addition, the liabilities of the mortgage business are $63.5 million and $2.0 million at December 31, 1999 and 1998, respectively, consisting of warehouse lines of credit and other liabilities. In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation of interest expense. The Company allocated average deposits of $189.7 million, $170.5 million and $60.4 million in 1999, 1998 and 1997, respectively, and average warehouse lines of credit of $45.4 million, $43.8 million and $8.9 million in 1999, 1998 and 1997, respectively, to the discontinued mortgage operations in computing interest expense.

     The results of discontinued operations are as follows:

(Dollars in thousands)                                                                     Years Ended December 31,
                                                                              ----------------------------------------------
                                                                                      1999              1998            1997
                                                                              ------------      ------------    ------------
Net interest income after provision for loan losses                               $  1,970           $ 3,838         $ 3,084
Non-interest income                                                                 31,965            49,154          26,526
Non-interest expense                                                                35,580            45,157          19,978
                                                                              ------------      ------------    ------------
Operating income (loss) before income taxes and loss on disposal                    (1,645)            7,835           9,632
Loss on disposal                                                                   (10,511)               --              --
                                                                              ------------      ------------    ------------
Income (loss) before income taxes (benefit)                                        (12,156)            7,835           9,632
Income taxes (benefit)                                                              (5,043)            3,346           4,025
                                                                              ------------      ------------    ------------
Income (loss) from discontinued operations                                        $ (7,113)          $ 4,489         $ 5,607
                                                                              ============      ============    ============

     The loss on disposal provides for lease termination, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses, net of estimated gains on loan sales, and is included in other liabilities.

4.   SECURITIES AVAILABLE FOR SALE


     Securities available for sale are as follows:

(Dollars in thousands)                                               December 31, 1999                December 31, 1998
                                                                ---------------------------      ----------------------------
                                                                 Amortized             Fair       Amortized              Fair
                                                                      Cost            Value            Cost             Value
                                                                ----------      -----------      ----------        ----------
U. S. government agency securities:

     Maturity after one through five years                         $ 8,054           $7,963       $      --                --
     Maturity after five through ten years                           2,000            1,955              --         $      --
                                                                ----------      -----------      ----------        ----------
          Total                                                    $10,054           $9,918       $      --         $      --
                                                                ==========      ===========      ==========        ==========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     The weighted average yield on U. S. government agency securities was 7.11% at December 31, 1999. At December 31,1999 there were gross unrealized losses of $136,000 on the securities available for sale, before related income taxes of $57,000.

5.    LOANS

      Loans are summarized as follows:

                                                                                     December 31,
                                                                           -----------------------------
(Dollars in thousands)                                                              1999            1998
                                                                           -------------   -------------
Mortgage loans:
   Fixed rate                                                                   $  8,517        $  3,495
   Adjustable rate                                                                26,734          28,114
                                                                           -------------   -------------
                                                                                  35,251          31,609
                                                                           -------------   -------------
Consumer loans:
   Insurance premium financing                                                    30,334          44,709
   Automobile installment contracts                                              128,093          83,921
   Other                                                                             879           1,245
                                                                           -------------   -------------
                                                                                 159,306         129,875
                                                                           -------------   -------------
          Total loans                                                            194,557         161,484

Less:
   Unearned discounts and premiums                                                  (954)           (212)
   Unearned finance charges                                                      (21,181)        (17,371)
                                                                           -------------   -------------
   Allowance for loan losses                                                     (14,139)        (10,183)
                                                                           -------------   -------------
          Total loans, net                                                      $158,283        $133,718
                                                                           =============   =============

Contractual weighted average interest rate                                         17.39%          17.07%
                                                                           -------------   -------------

     At December 31, 1999 and 1998 approximately 97% of the Company's mortgage loans were collateralized by first deeds of trust on one-to-four family residences. At December 31, 1999 and 1998, approximately 68% and 83%, respectively, of the Company's loan portfolio is related to collateral or borrowers located in California.

     In connection with the purchase of the rights to solicit new and renewal personal and commercial insurance premium finance business from Coast, the Company made loans in the original amount of $1.2 million to two stockholders of BPN, the company that provides insurance premium finance marketing and sales support for the Company. The loans earn interest at a rate of 9.25% per annum, are secured by BPN's common stock and provide for principal and interest payments over a three-year period. The amounts outstanding under these loan agreements are $697,000 and $1.0 million, at December 31, 1999 and 1998, respectively.

     The activity in the allowance for loan losses consists of the following:

                                                                                   Years Ended December 31,
                                                                           -------------------------------------------
(Dollars in thousands)                                                             1999            1998           1997
                                                                           ------------    ------------   ------------
Balance at beginning of year                                                   $ 10,183         $ 6,487        $ 5,356
Provision for loan losses - continuing operations                                   432             293            507
Provision for loan losses - discontinued operations                               7,376           5,560             --
Purchase discounts allocated to the allowance for loan losses, net                7,358           4,582          1,953
Charge-offs                                                                     (11,920)         (8,329)        (2,474)
Recoveries                                                                          710           1,590          1,145
                                                                           ------------    ------------   ------------
    Net charge-offs                                                             (11,210)         (6,739)        (1,329)
                                                                           ------------    ------------   ------------
Balance at end of year                                                         $ 14,139         $10,183        $ 6,487
                                                                           ============    ============   ============

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     The discounts allocated to the allowance for loan losses are comprised of acquisition discounts on the Company's purchase of automobile installment contracts. The Company allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses.

     The following table sets forth information with respect to the Company's non-performing assets: (nonaccrual loans are shown net of specific allowances for loan losses)

                                                                December 31,
                                                        --------------------------
(Dollars in thousands)                                       1999             1998
                                                        ---------        ---------
Nonaccrual loans                                          $13,157          $18,632
Real estate owned, net                                      2,590            1,877
                                                        ---------        ---------
          Totals                                          $15,747          $20,509
                                                        =========        =========

Percentage of non-performing assets to total assets          3.60%            4.82%
                                                        =========        =========

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

     At December 31, 1999, the aggregate investment in loans considered to be impaired was $17.2 million and $20.5 million at December 31, 1998. Allowance for loan losses was provided for all impaired loans at December 31, 1999 and 1998; the related allowances were $3.2 million and $1.8 million, respectively. For the years ended December 31, 1999 and 1998, the Company recognized interest income on impaired loans of $1.4 million and $470,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the years ended December 31, 1999 and 1998 was approximately $18.6 million and $12.8 million, respectively.

     Under Federal regulations, the Company may not make real estate loans to one borrower in an amount exceeding 15% of its unimpaired capital and surplus, plus an additional 10% for loans secured by readily marketable collateral. At December 31, 1999 and 1998, such limitation would have been approximately $6.9 million and $4.4 million, respectively, or $11.5 million and $7.3 million if secured by readily marketable collateral. There are no loans in excess of these limitations.

6.   FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System ("FHLB") and as such is required to maintain an investment in capital stock of the FHLB of San Francisco. The Bank owned 25,045 shares at December 31, 1999 and 21,195 shares at December 31, 1998 of the FHLB's $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank's outstanding residential loans and advances from the FHLB.

7.   INTEREST RECEIVABLE

     Interest receivable is as follows:

(Dollars in thousands)                                        December 31,
                                                        --------------------------
                                                             1999             1998
                                                        ---------        ---------
Loans                                                      $1,400           $1,985
Securities                                                    101               49
                                                        ---------        ---------
          Total                                            $1,501           $2,034
                                                        =========        =========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


8.   PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

(Dollars in thousands)                                                                               December 31,
                                                                                           -----------------------------
                                                                                                   1999        1998
                                                                                           ------------   --------------
Furniture and equipment                                                                         $ 7,644          $ 6,856
Leasehold improvements                                                                              665              473
                                                                                           ------------   --------------
                                                                                                  8,309            7,329
Less :  Accumulated depreciation and amortization                                                (4,690)          (2,526)
          Discontinued operations write-off                                                      (2,190)              --
                                                                                           ------------   --------------
          Total                                                                                 $ 1,429          $ 4,803
                                                                                           ============   ==============

     Depreciation and amortization expense was $641,000 for the year ended December 31, 1999, $375,000 for the year ended December 31, 1998 and $218,000 for the year ended December 31, 1997. Depreciation expense of the subprime mortgage operations is included in discontinued operations.

9.   DEPOSITS

     Deposits are summarized as follows:

                                                                                     December 31,
                                                            ------------------------------------------------------------
                                                                         1999                         1998
                                                            ----------------------------   -----------------------------
(Dollars in thousands)                                                        Weighted                       Weighted
                                                               Amount      Average Rate       Amount       Average Rate
                                                            ------------  --------------   ------------   --------------
Deposits with no stated maturity:
     Regular and  money market passbook                         $ 47,151            4.35%      $ 37,348             4.05%
     NOW accounts                                                 14,813            1.98%         9,967             1.15%
     Money market checking                                         1,951            2.35%         2,204             2.35%
                                                            ------------  --------------   ------------   --------------
                                                                  63,915            3.74%        49,519             3.39%
                                                            ------------  --------------   ------------   --------------

 Time deposits less than $100,000                                163,874            5.35%       194,396             5.40%
 Time deposits $100,000 and over                                  64,155            5.51%        77,753             5.32%
                                                            ------------  --------------   ------------   --------------
                                                                 228,029            5.39%       272,149             5.38%
                                                            ------------  --------------   ------------   --------------
     Total deposits                                             $291,944            5.03%      $321,668             5.07%
                                                            ============  ==============   ============   ==============

     A summary of time deposits by remaining maturity is as follows:

                                                                                                     December 31,
                                                                                           -----------------------------
(Dollars in thousands)                                                                         1999            1998
                                                                                           ------------   --------------
Maturity within one year                                                                       $199,110         $242,447
Maturity within two years                                                                        28,770           29,548
Maturity within three years                                                                         149              154
                                                                                           ------------   --------------
          Total                                                                                $228,029         $272,149
                                                                                           ============   ==============

10.  NOTES PAYABLE

     The RTC notes payable totaling $10.9 million at December 31, 1998 were issued in connection with the Company's acquisition of certain assets and liabilities from the RTC. On April 28, 1999, $6.9 million in RTC notes were repaid and on September 8, 1999, the remaining $4.0 million were repaid. See
Note 15 for a description of the terms and conditions of these notes.

11.  WAREHOUSE LINES OF CREDIT

     The Company has available $300 million in master repurchase credit facilities bearing interest based on one month LIBOR. The credit facilities provide for a committed amount of $50 million. At December 31, 1999, the Company had $54.4 million outstanding under its warehouse lines of credit at an interest rate of 5.78%. At December 31, 1998, the Company had no outstanding balances under these credit facilities.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


The maximum amount outstanding at any month-end during 1999 and the average amount outstanding during 1999 were $159.3 million and $45.4 million, respectively. The credit facilities are secured by mortgage loans held for sale.

12.  INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

(Dollars in thousands)                                                           Years Ended December 31,
                                                                            ----------------------------------
                                                                               1999        1998        1997
                                                                            ----------  ----------  ----------
Income from continuing operations                                              $ 1,908      $1,645      $  466
Discontinued operations                                                         (5,044)      3,346       4,025
                                                                            ----------  ----------  ----------
Total tax expense (benefit)                                                    $(3,136)     $4,991      $4,491
                                                                            ==========  ==========  ==========

     The provision for income taxes including discontinued operations is comprised of the following:

(Dollars in thousands)                                                           Years Ended December 31,
                                                                            ----------------------------------
                                                                                1999       1998        1997
                                                                            ----------  ----------  ----------
Federal taxes:
          Current                                                              $   (20)     $3,718     $ 4,622
          Deferred                                                              (2,514)         35      (1,303)
                                                                            ----------  ----------  ----------
                                                                                (2,534)      3,753       3,319
                                                                            ----------  ----------  ----------
State taxes:
          Current                                                                   (7)      1,143       1,547
          Deferred                                                                (595)         95        (375)
                                                                            ----------  ----------  ----------
                                                                                  (602)      1,238       1,172
                                                                            ----------  ----------  ----------
                       Total                                                   $(3,136)     $4,991     $ 4,491
                                                                            ==========  ==========  ==========

     The tax effects of significant items comprising the Company's net deferred taxes as of December 31 are as follows:

                                                                                             December 31,
                                                                                        ---------------------
(Dollars in thousands)                                                                     1999        1998
                                                                                        ----------  ----------
Deferred tax assets:
     Discontinued operations and accrued lease obligations                                 $ 4,342      $  329
     Loans marked to market for tax purposes                                                 1,548       2,300
     Compensation related reserve                                                              455         302
     Intangible assets                                                                         307         160
     Franchise taxes                                                                             2         301
     Other                                                                                     235          80
                                                                                        ----------  ----------
              Total gross deferred tax assets                                                6,889       3,472
                                                                                        ----------  ----------

Deferred tax liabilities:
     Loan loss allowances                                                                     (899)       (508)
     FHLB stock dividends                                                                     (186)       (145)
     Unrealized loss on securities available for sale                                          (57)         --
                                                                                        ----------  ----------
              Total gross deferred tax liabilities                                          (1,142)       (653)
                                                                                        ----------  ----------
Net deferred tax assets                                                                    $ 5,747      $2,819
                                                                                        ==========  ==========

     The Company believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     The Company's effective income tax rate differs from the federal statutory rate due to the following:

                                                                                              Years Ended December 31,
                                                                                        ----------------------------------------
                                                                                            1999          1998          1997
                                                                                        -----------   ------------   -----------
Expected statutory rate                                                                        34.0%          34.0%         34.0%
State taxes, net of federal benefits                                                            5.0            7.0           7.2
Other, net                                                                                      2.9            1.5           0.6
                                                                                        -----------   ------------   -----------
Effective tax rate                                                                             41.9%          42.5%         41.8%
                                                                                        ===========   ============   ===========

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1998 are primarily a result of adjustments to conform to the tax returns as filed.


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

     At December 31, the Bank had the following regulatory capital requirements and capital position:

                                                          December 31, 1999                      December 31, 1998
                                               ---------------------------------------  ----------------------------------------
(Dollars in thousands)                            Actual      Required        Excess       Actual       Required        Excess
                                               ----------   ------------   -----------  -----------   ------------   -----------
Tangible capital                                   $46,234       $ 6,542       $39,692      $29,251        $ 6,321       $22,930
Tangible capital ratio                               10.60%         1.50%         9.10%        6.94%          1.50%         5.44%

Core capital                                       $46,234       $13,084       $33,150      $29,251        $12,642       $16,609
Core capital (leverage) ratio                        10.60%         3.00%         7.60%        6.94%          3.00%         3.94%

Risk-based capital                                 $28,581       $22,327       $ 6,254      $33,154        $24,625       $ 8,529
Percent of risk-weighted assets                      10.24%         8.00%         2.24%       10.77%          8.00%         2.77%

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

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of December 31, 1999. Since that date, there are no conditions or events that management believes would have changed its "well-capitalized" designation.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     The Bank had the following regulatory capital calculated in accordance with FDICIA's capital standards for a "well capitalized" institution:

                                                          December 31, 1999                        December 31, 1998
                                               ---------------------------------------  ----------------------------------------
(Dollars in thousands)                           Actual       Required        Excess       Actual       Required        Excess
                                               ----------   ------------   -----------  -----------   ------------   -----------
Leverage                                          $46,234        $21,808       $24,426      $29,251        $21,070       $ 8,181
Leverage ratio                                      10.60%          5.00%         5.60%        6.94%          5.00%         1.94%

Tier 1 risk-based                                 $46,234        $26,170       $20,064      $29,251        $18,469       $10,782
Tier 1 risk-based ratio                             10.60%          6.00%         4.60%        9.50%          6.00%         3.50%

Total risk-based                                  $28,581        $27,908       $   673      $33,154        $30,781       $ 2,373
Total risk-based ratio                              10.24%         10.00%         0.24%       10.77%         10.00%         0.77%

     At periodic intervals, both the OTS and Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

14.  COMMITMENTS AND CONTINGENCIES

     Certain branch and office locations are leased by the Company under operating leases expiring at various dates through the year 2006. Rent expense was $1.1 million, $782,000 and $653,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

     Future minimum rental payments as of December 31, 1999 under existing leases are set forth as follows:

     (Dollars in thousands)

     Years ending December 31:

              2000                                $2,916
              2001                                 2,762
              2002                                 2,235
              2003                                   926
              2004                                   185
              Thereafter                             160
                                                  ------

                    Total                         $9,184
                                                  ======

     Under the RTC Minority Preference Resolution Program, the Company's Mission Street branch was subject to a rent-free lease until April 30, 1999. The Company executed a new five-year lease with the landlord at current market rates, commencing May 1, 1999.

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

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     At December 31, 1999 and 1998, the Company had outstanding commitments to originate loans of approximately $26.8 million and $23.3 million, respectively. Commitments outstanding included $21.2 million and $17.8 million of adjustable rate loans at December 31, 1999 and 1998 and $5.6 million and $5.5 million of fixed rate loans at December 31, 1999 and 1998, respectively. The fixed rate loan commitments have interest rates ranging from 7.88% to 15.13% at December 31, 1999 and 8.38% to 14.38% at December 31, 1998.

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

     These Agreements, as amended, provide among other things, that the Bank may not declare or pay any dividends until the loans are repaid by the Company. Dividends may be paid to the Company if the funds are used exclusively for payment of principal or interest on the obligation of PAFI to the RTC or the Bank has provided the FDIC with 30 days prior written notice of its intent to declare or pay such dividends and the Bank is in compliance with certain conditions as required under the Agreements. The stock of the Bank was pledged by PAFI to the RTC as collateral for the loans.

16.  STOCK OPTIONS

     In 1994, the Company adopted a stock option plan and, in November 1997, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the "Plan"). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 2,550,000. Options issued pursuant to the Plan have been granted at an exercise price of not less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

                                                                            Years Ended December 31,
                                             -------------------------------------------------------------------------------------
                                                                 Weighted                     Weighted                    Weighted
                                                                Average                      Average                     Average
                                               Shares           Exercise        Shares       Exercise       Shares       Exercise
                                                1999             Price           1998          Price         1997          Price
                                             ----------        ----------     ----------    ----------    -----------   ----------
Balance at beginning of year                  1,820,000            $ 5.74      1,580,000       $  4.55      1,143,750       $ 0.80
Granted                                         445,000              3.66        350,000          9.82        717,500         9.06
Canceled or expired                            (148,000)            (9.68)       (10,000)       (10.50)            --           --
Exercised                                      (333,750)            (0.80)      (100,000)        (0.80)      (281,250)       (0.80)
                                             ----------                       ----------                  -----------
Balance at end of year                        1,783,250            $ 5.82      1,820,000       $  5.74      1,580,000       $ 4.55
                                             ==========                       ==========                  ===========

Weighted average fair value per share
   of options granted during the year        $     1.21                       $     5.62                  $      2.61
                                             ==========                       ==========                  ===========

     Certain shares exercised in 1997 and 1999 were executed by a shareholder and officer of the Company. In connection with this transaction, the Company loaned this individual $300,000 to finance the exercise of these options which loan is secured by the shares purchased. The loan bears interest at an annual rate of 5.81% payable on the earlier of December 31, 2001 or the termination of this individual's employment with the Company.

     During 1998, 147,500 shares of restricted stock were granted to certain key employees. The weighted average market value per share of the restricted stock at the grant date was $5.00. During 1999, 35,600 shares of restricted stock vested and 23,000 shares were canceled.

     The Company applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was $216,000 and $60,000 in 1999 and 1998, respectively. During 1997, no compensation expense was recorded for the Plan. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

                                                                          Years Ended December 31,
                                                                  --------------------------------------
                                                                        1999          1998          1997
                                                                  ----------    ----------     ---------
     Net income (loss)  to common shareholders:
          As reported                                                $(4,352)       $6,763        $6,248
          Pro-forma                                                  $(4,956)       $6,334        $6,031

     Earnings (loss)  per share:
          As reported - basic                                        $ (0.26)       $ 0.44        $ 0.58
          As reported - diluted                                      $ (0.25)       $ 0.42        $ 0.53
          Pro-forma - basic                                          $ (0.29)       $ 0.41        $ 0.56
          Pro-forma - diluted                                        $ (0.29)       $ 0.39        $ 0.51

     The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used: no dividend yield, 72% and 61% volatility in 1999 and 1998, respectively, and zero volatility in 1997, risk-free interest rate of 7% and expected lives of 5 years.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


     At December 31, 1999, options exercisable to purchase 991,831 shares of the Company's common stock under the Plan were outstanding as follows:

                                                      Options Outstanding                     Options Exercisable
                                            ------------------------------------------     -------------------------
                                                                            Weighted                       Weighted
                                                                            Average                        Average
                                                            Expiration      Exercise                       Exercise
Range of Exercise Prices                       Shares          Date           Price          Shares         Price
-------------------------------------       ------------   ------------    -----------     ----------    -----------
$0.80 - $1.33                                    541,250         2006           $ 0.91        541,250         $ 0.91
$10.50                                           485,000         2007            10.50        361,250          10.50
$4.75-$12.10                                     332,000         2008             9.78         89,331           9.84
$2.50-$5.00                                      425,000         2009             3.62             --             --
                                            ------------                   -----------     ----------    -----------
                                               1,783,250                        $ 5.82        991,831         $ 5.21
                                            ============                   ===========     ==========    ===========

     The Company's auto finance subsidiary has granted options to certain of its key employees to purchase up to 15.0% of that subsidiary. These options vest over a five year period and are exercisable at a predetermined price which increases each year.

17.  401(k) PLAN

     The Company maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the "401(k) Plan") for the benefit of all eligible employees of the Company. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax salary or the annual dollar limit of $10,000 for 1999. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee's salary. The contributions made by the Company in 1999 and 1998 were $419,000 and $402,000, respectively. There were no contributions made by the Company in 1997.

18.  OTHER EXPENSES

     Other expenses are comprised of the following:

                                                                             Years Ended December 31,
                                                               -----------------------------------------------------
(Dollars in thousands)                                                1999                  1998                1997
                                                               -----------            ----------          ----------
Professional fees                                                   $  792                $  720              $  508
Data processing                                                        682                   524                 494
Amortization of intangible assets                                      600                   239                 127
Loan servicing expense                                                 559                   345                 349
Travel and entertainment                                               478                   367                 161
Forms, supplies, postage and delivery                                  477                   432                 397
Insurance premiums                                                     461                   590                 240
Telephone                                                              417                   293                 206
Loan expenses                                                          295                   216                 417
Marketing                                                              256                   101                  94
Other                                                                  893                   869                 647
                                                               -----------            ----------          ----------
          Total                                                     $5,910                $4,696              $3,640
                                                               ===========            ==========          ==========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


19.  EARNINGS FROM CONTINUING OPERATIONS PER SHARE

     The Company calculates earnings per share as shown below:

                                                                                Years Ended December 31,
                                                                    --------------------------------------------
(In thousands, except per share amounts)                                    1999            1998            1997
                                                                    ------------     -----------     -----------
Earnings per share from continuing operations - basic:
     Income from continuing operations                                   $ 2,761         $ 2,274         $   641
                                                                    ============     ===========     ===========
     Average common shares outstanding                                    16,854          15,263          10,739
                                                                    ============     ===========     ===========
     Per share                                                           $  0.16         $  0.15         $  0.06
                                                                    ============     ===========     ===========

Earnings per share from continuing operations - diluted:
     Income from continuing operations                                   $ 2,761         $ 2,274         $   641
                                                                    ============     ===========     ===========
     Average common shares outstanding                                    16,854          15,263          10,739
     Add: Stock options                                                      399             880           1,136
                                                                    ------------     -----------     -----------
     Average common shares outstanding - diluted                          17,253          16,143          11,875
                                                                    ============     ===========     ===========
     Per share                                                           $  0.16         $  0.14         $  0.05
                                                                    ============     ===========     ===========

     Options to purchase 1.1 million shares of common stock at a weighted average price of $8.43 per share were outstanding at December 31, 1999, but were not included in the computation of diluted earnings per share because the exercise price of the options was greater than the average market price of the common stock during the period.

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments are as follows at the dates indicated:

                                                             December 31,                   December 31,
                                                                 1999                          1998
                                                    ----------------------------     ---------------------------
(Dollars in thousands)                                Carrying        Fair Value      Carrying        Fair Value
                                                       Value           Estimate        Value           Estimate
                                                    ----------       -----------     ---------       -----------
Assets:
     Cash and cash equivalents                        $ 90,357          $ 90,357      $ 52,211          $ 52,211
     Securities                                          9,918             9,918            --                --
     Residual interests in securitizations              21,227            21,227            --                --
     Loans, net                                        158,283           158,283       133,718           133,718
     Loans held for sale                               136,460           138,275       214,406           220,431
     Federal Home Loan Bank Stock                        2,505             2,505         2,120             2,120
Liabilities:
     Deposits                                          291,944           291,258       321,668           322,724
     Notes payable                                          --                --        10,930            10,930
     Warehouse lines of credit                          54,415            54,415            --                --

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

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


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

     Deposits: The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities.

     Notes payable: The fair value of notes payable is considered to approximate carrying value as their note rates are consistent with present market rates.

     Warehouse lines of credit: The fair value of the warehouse lines of credit is considered to approximate carrying value as their note rates are consistent with present market rates.

     Financial instruments with off-balance sheet risk: No fair value is ascribed to the Company's outstanding commitments to fund loans since commitment fees are not significant and predominantly all such commitments are variable-rate loan commitments.

21.  OPERATING SEGMENTS

     The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services subprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a five-branch federal savings bank and is the principal funding source for the Company's auto and insurance premium finance segments.

     The accounting policies of the segments are the same as those described in the Company's summary of significant accounting policies except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

     The Company's reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


                                                                                  At or For Year Ended December 31, 1999
                                                                       ----------------------------------------------------------
                                                                                        Insurance
                                                                           Auto          Premium
                                                                         Finance         Finance          Banking        Total
                                                                       ----------      -----------      ----------     ----------
Net interest income                                                      $ 14,780          $ 2,454        $ 10,114       $ 27,348
Provision for loan losses                                                      --              432              --            432
Non-interest income                                                           190              439           1,625          2,254
Non-interest expense                                                        9,961              957           7,725         18,643
                                                                       ----------      -----------      ----------     ----------
Segment profit (pre-tax)                                                 $  5,009          $ 1,504        $  4,014       $ 10,527
                                                                       ==========      ===========      ==========     ==========
Total assets                                                             $100,955          $31,598        $160,767       $293,320
                                                                       ==========      ===========      ==========     ==========

                                                                                  At or For Year Ended December 31, 1998
                                                                       ----------------------------------------------------------
                                                                                        Insurance
                                                                           Auto          Premium
                                                                         Finance         Finance          Banking        Total
                                                                       ----------      -----------      ----------     ----------
Net interest income                                                      $  8,498          $ 3,035        $  9,557       $ 21,090
Provision for loan losses                                                      --              293              --            293
Non-interest income                                                           104              410           3,198          3,712
Non-interest expense                                                        6,276              386           7,739         14,401
                                                                       ----------      -----------      ----------     ----------
Segment profit (loss) (pre-tax)                                          $  2,326          $ 2,766        $  5,016       $ 10,108
                                                                       ==========      ===========      ==========     ==========
Total assets                                                             $ 63,490          $46,582        $104,555       $214,627
                                                                       ==========      ===========      ==========     ==========

                                                                                  At or For Year Ended December 31, 19987
                                                                       ----------------------------------------------------------
                                                                                        Insurance
                                                                           Auto          Premium
                                                                         Finance         Finance          Banking        Total
                                                                       ----------      -----------      ----------     ----------
Net interest income                                                      $  3,370          $ 2,978        $  5,938       $ 12,286
Provision for loan losses                                                     350              (85)            242            507
Non-interest income                                                            27              190           1,085          1,302
Non-interest expense                                                        3,487              275           6,342         10,104
                                                                       ----------      -----------      ----------     ----------
Segment profit (loss) (pre-tax)                                          $   (440)         $ 2,978        $    439       $  2,977
                                                                       ==========      ===========      ==========     ==========
Total assets                                                             $ 29,259          $39,726        $115,594       $184,579
                                                                       ==========      ===========      ==========     ==========

     For the reportable segment information presented, there are no reconciling items between the Company's consolidated assets and segment assets. Substantially all expenses are recorded directly to each industry segment. Segment interest income, non-interest income and segment profit (loss) differ from the consolidated results due to allocations of income and expense to discontinued operations as follows:

                                                                                                 Years Ended December 31,
                                                                                     --------------------------------------------
                                                                                            1999             1998            1997
                                                                                     -----------     ------------     -----------
Net interest income for reportable segments                                             $ 27,348         $ 21,090        $ 12,286
Net interest income allocated to discontinued operations                                  (4,578)          (4,389)         (1,270)
                                                                                     -----------     ------------     -----------
Consolidated net interest income                                                        $ 22,770         $ 16,701        $ 11,016
                                                                                     ===========     ============     ===========

Non-interest income for reportable segments                                             $  2,254         $  3,712        $  1,302
Non-interest income allocated to discontinued operations                                  (1,280)          (1,800)           (600)
                                                                                     -----------     ------------     -----------
Consolidated non-interest income                                                        $    974         $  1,912        $    702
                                                                                     ===========     ============     ===========

Segment profit for reportable segments                                                  $ 10,527         $ 10,108        $  2,977
Loss allocated to discontinued operations                                                 (5,858)          (6,189)         (1,870)
                                                                                     -----------     ------------     -----------
Consolidated income  from continuing operations before income taxes                     $  4,669         $  3,919        $  1,107
                                                                                     ===========     ============     ===========

Total assets for reportable segments                                                    $293,320         $214,627        $184,579
Total assets allocated to discontinued operations                                        144,970          210,932         126,175
                                                                                     -----------     ------------     -----------
Consolidated total assets                                                               $438,290         $425,559        $310,754
                                                                                     ===========     ============     ===========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


22.  HOLDING COMPANY FINANCIAL INFORMATION

     Following are the financial statements of United PanAm Financial Corp. (holding company only):

(Dollars in thousands)                                                                        Years Ended
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                          1999            1998
                                                                                     -------------    ------------
Statements of Financial Condition
     Cash                                                                                  $   109         $   178
     Note receivable from affiliate                                                         26,306          58,138
     Other assets                                                                              393           1,965
     Investment in subsidiaries                                                             49,090          23,050
                                                                                     -------------    ------------
          Total assets                                                                     $75,898         $83,331
                                                                                     =============    ============

     Other liabilities                                                                         545             418
                                                                                     -------------    ------------
          Total liabilities                                                                    545             418

     Shareholders' equity                                                                   75,353          82,913
                                                                                     -------------    ------------

          Total liabilities and shareholders' equity                                       $75,898         $83,331
                                                                                     =============    ============

                                                                                          Years Ended
                                                                                          December 31,
                                                                           --------------------------------------------
                                                                                1999          1998            1997
                                                                           -------------   ------------   -------------
Statements of Operations

    Equity in undistributed income (loss) of subsidiaries                       $ (5,060)      $  6,155         $ 6,294
    Interest income                                                                2,364          1,779              11
                                                                           -------------   ------------   -------------
         Total income                                                             (2,696)         7,934           6,305
                                                                           -------------   ------------   -------------
    Interest expense                                                                  --             47              74
    Other expense                                                                  1,137            679              25
                                                                           -------------   ------------   -------------
         Total expense                                                             1,137            726              99
                                                                           -------------   ------------   -------------

    Income before income taxes                                                    (3,833)         7,208           6,206
    Income taxes (benefit)                                                           519            445             (42)
                                                                           -------------   ------------   -------------
         Net income (loss)                                                      $ (4,352)      $  6,763         $ 6,248
                                                                           =============   ============   =============

Statements of Cash Flows

    Cash flows from operating activities:

      Net income (loss)                                                         $ (4,352)      $  6,763         $ 6,248
      Equity in earnings of subsidiaries                                           5,060         (6,155)         (6,294)
      (Increase) decrease in accrued interest receivable                           1,492         (1,767)             --
      (Increase) decrease in other assets                                             80            100            (268)
      Increase in other liabilities                                                  127            144             274
      Other, net                                                                     219            140              --
                                                                           -------------   ------------   -------------
          Net cash provided by (used in) operating activities                      2,626           (775)            (40)
                                                                           -------------   ------------   -------------

    Cash flows from investing activities:
      Purchase of treasury stock                                                  (3,696)            --              --
      Repayment of notes receivable                                               31,832             --              --
      Other, net                                                                     349             --              --
                                                                           -------------   ------------   -------------
          Net cash provided by investing activities                               28,485             --              --
                                                                           -------------   ------------   -------------

    Cash flows from financing activities:
      Issuance of common stock                                                        --         63,001              --
      Issuance of note to subsidiary                                                  --        (58,138)             --
      Capital contributed to subsidiary                                          (31,180)        (2,200)         (1,702)
      Increase (decrease) in notes payable to shareholders                            --         (2,000)          2,000
                                                                           -------------   ------------   -------------
          Net cash provided by (used in) financing activities                    (31,180)           663             298
                                                                           -------------   ------------   -------------
      Net increase (decrease) in cash and cash equivalents                           (69)          (112)            258
      Cash and cash equivalents at beginning of period                               178            290              32
                                                                           -------------   ------------   -------------
      Cash and cash equivalents at end of period                                $    109       $    178         $   290
                                                                           =============   ============   =============

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

23.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)                                    Three months ended
                                                             --------------------------------------------------------
                                                               March 31,    June 30,    September 30,    December 31,
1999:                                                            1999         1999          1999             1999
                                                             -----------   ---------   --------------   -------------
Net interest income                                               $5,246      $5,449           $5,902          $6,173
Provision for loan losses                                             72         199               98              63
Non-interest income                                                  280         254              205             235
Non-interest expense                                               4,426       4,570            4,910           4,737
                                                             -----------   ---------   --------------   -------------
     Income from continuing operations before income taxes         1,028         934            1,099           1,608
Income taxes                                                         423         384              452             649
                                                             -----------   ---------   --------------   -------------
     Income from continuing operations                            $  605      $  550           $  647          $  959
                                                             ===========   =========   ==============   =============
Earnings from continuing operations per share - basic             $ 0.03      $ 0.03           $ 0.04          $ 0.06
                                                             ===========   =========   ==============   =============
Earnings from continuing operations share - diluted               $ 0.03      $ 0.03           $ 0.04          $ 0.06
                                                             ===========   =========   ==============   =============

                                                                                 Three months ended
                                                             --------------------------------------------------------
                                                               March 31,    June 30,    September 30,    December 31,
1998:                                                            1998         1998          1998             1998
                                                             -----------   ---------   --------------   -------------
Net interest income                                               $3,562      $4,154           $4,895          $4,090
Provision for loan losses                                             38          35               61             159
Non-interest income                                                  201         239              239           1,233
Non-interest expense                                               2,871       4,191            3,805           3,534
                                                             -----------   ---------   --------------   -------------
     Income from continuing operations before income taxes           854         167            1,268           1,630
Income taxes                                                         360          73              528             684
                                                             -----------   ---------   --------------   -------------
     Income from continuing operations                            $  494      $   94           $  740          $  946
                                                             ===========   =========   ==============   =============
Earnings from continuing operations - basic                       $ 0.05      $ 0.01           $ 0.04          $ 0.05
                                                             ===========   =========   ==============   =============
Earnings from continuing operations - diluted                     $ 0.04      $ 0.01           $ 0.04          $ 0.05
                                                             ===========   =========   ==============   =============