Form 10-Q
period 2000-03-31
UNITED PANAM FINANCIAL CORP
filed 2000-05-15
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.               Yes   X    No____
                                                      ---

The number of shares outstanding of the Registrant's Common Stock as of May 5, 2000 was 16,622,350 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                MARCH 31, 2000

                                     INDEX

PART I.  FINANCIAL INFORMATION                                                 Page
                                                                               ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition as of
             March 31, 2000 and December 31, 1999                                 1

          Consolidated Statements of Operations
             for the three months ended March 31, 2000
             and March 31, 1999                                                   2

          Consolidated Statements of Cash Flows
             for the three months ended March 31, 2000
             and March 31, 1999                                                   3

          Notes to Consolidated Financial Statements                              5

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                        9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk             25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                      26

Item 2.   Changes in Securities and Use of Proceeds                              26

Item 3.   Defaults Upon Senior Securities                                        26

Item 4.   Submission of Matters to a Vote of Security Holders                    26

Item 5.   Other Information                                                      26

Item 6.   Exhibits and Reports on Form 8-K                                       26

PART I.                     FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                               March 31,         December 31,
(Dollars in thousands)                                                           2000                1999
                                                                          ---------------      ---------------
Assets
Cash and due from banks                                                          $  4,839             $  4,857
Short term investments                                                             74,499               85,500
                                                                          ---------------      ---------------
  Cash and cash equivalents                                                        79,338               90,357
Securities available for sale, at fair value                                       41,440                9,918
Securities held to maturity, at cost                                               10,000                   --
Residual interests in securitizations, at fair value                               20,827               21,227
Loans, net                                                                        171,033              158,283
Loans held for sale                                                                56,675              136,460
Premises and equipment, net                                                         1,439                1,429
Federal Home Loan Bank stock, at cost                                               2,539                2,505
Accrued interest receivable                                                         1,561                1,501
Real estate owned, net                                                              1,625                2,590
Goodwill and other intangible assets                                                1,587                1,736
Other assets                                                                       12,232               12,284
                                                                          ---------------      ---------------
     Total assets                                                                $400,296             $438,290
                                                                          ===============      ===============

Liabilities and Shareholders' Equity
Deposits                                                                         $295,216             $291,944
Warehouse lines of credit                                                          15,000               54,415
Accrued expenses and other liabilities                                             13,473               16,578
                                                                          ---------------      ---------------
     Total liabilities                                                            323,689              362,937
                                                                          ---------------      ---------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,622,350 and 16,369,350 shares at
    March 31, 2000 and December 31, 1999, respectively                             65,534               65,249
Retained earnings                                                                  11,185               10,183
Unrealized loss on securities available for sale, net                                (112)                 (79)
                                                                          ---------------      ---------------
     Total shareholders' equity                                                    76,607               75,353
                                                                          ---------------      ---------------

     Total liabilities and shareholders' equity                                  $400,296             $438,290
                                                                          ===============      ===============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                                              Three Months
(In thousands, except per share data)                                                        Ended March 31,
                                                                                   ----------------------------------
                                                                                        2000                1999
                                                                                   --------------      --------------
Interest Income
   Loans                                                                                  $ 7,675             $ 6,220
   Short term investments                                                                     711                 527
                                                                                   --------------      --------------
        Total interest income                                                               8,386               6,747
                                                                                   --------------      --------------

Interest Expense
   Deposits                                                                                 1,703               1,365
   Notes payable                                                                               --                 136
                                                                                   --------------      --------------
         Total interest expense                                                             1,703               1,501
                                                                                   --------------      --------------
             Net interest income                                                            6,683               5,246
   Provision for loan losses                                                                   72                  72
                                                                                   --------------      --------------
             Net interest income after provision for loan losses                            6,611               5,174
                                                                                   --------------      --------------

Non-interest Income
   Service charges and fees                                                                   153                 196
   Loan related charges and fees                                                               54                  40
   Other income                                                                                32                  44
                                                                                   --------------      --------------
         Total non-interest income                                                            239                 280
                                                                                   --------------      --------------

Non-interest Expense
   Compensation and benefits                                                                3,097               2,690
   Occupancy                                                                                  533                 427
   Other                                                                                    1,526               1,309
                                                                                   --------------      --------------
        Total non-interest expense                                                          5,156               4,426
                                                                                   --------------      --------------

        Income from continuing operations before income taxes                               1,694               1,028

Income taxes                                                                                  692                 423
                                                                                   --------------      --------------

Income from continuing operations                                                           1,002                 605
                                                                                   --------------      --------------

Income from discontinued operations, net of tax                                                --                 196
                                                                                   --------------      --------------

Net income                                                                                $ 1,002             $   801
                                                                                   ==============      ==============
Earnings per share-basic:

     Continuing operations                                                                $  0.06             $  0.04
                                                                                   ==============      ==============
     Discountinued operations                                                                  --             $  0.01
                                                                                   ==============      ==============
     Net income                                                                           $  0.06             $  0.05
                                                                                   ==============      ==============
     Weighted average shares outstanding                                                   16,533              17,210
                                                                                   ==============      ==============
Earnings per share-diluted:

     Continuing operations                                                                $  0.06             $  0.03
                                                                                   ==============      ==============
     Discontinued operations                                                                   --             $  0.01
                                                                                   ==============      ==============
     Net income                                                                           $  0.06             $  0.04
                                                                                   ==============      ==============
     Weighted average shares outstanding                                                   16,747              17,850
                                                                                   ==============      ==============

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                                           Three Months
                                                                                                Ended March 31,
                                                                                         ------------------------------
                                                                                                 2000            1999
                                                                                         --------------  --------------
Cash Flows from Operating Activities
Net income                                                                                  $  1,002         $    801

Adjustments to reconcile net income to net cash provided by operating activities:
   Discontinued operations                                                                        --             (196)
   Originations of loans held for sale                                                       (76,483)        (214,493)
   Sales of loans held for sale                                                              147,162          251,090
   Provision for loan losses                                                                      72               72
   Accretion of discount on loans                                                                 --              (28)
   Depreciation and amortization                                                                 318              303
   FHLB stock dividend                                                                           (34)             (28)
   (Increase) decrease in accrued interest receivable                                            (60)             737
   Decrease (increase) in other assets                                                           452           (1,440)
   (Decrease) increase in accrued expenses and other liabilities                              (3,105)           6,538
   Other, net                                                                                     36              211
                                                                                         -----------     ------------

     Net cash provided by operating activities                                                69,360           43,567
                                                                                         -----------     ------------

Cash Flows from Investing Activities
   Purchase of investment securities                                                         (41,522)              --
   Repayments of mortgage loans                                                                5,889           11,943
   Originations, net of repayments, of non-mortgage loans                                    (11,266)          (8,013)
   Purchase of premises and equipment                                                           (179)            (594)
   Purchase of treasury stock                                                                     --           (2,362)
   Proceeds from sales of real estate owned                                                    2,626              470
   Other, net                                                                                    216               60
                                                                                         -----------     ------------

     Net cash (used in) provided by investing activities                                     (44,236)           1,504
                                                                                         -----------     ------------

Cash Flows from Financing Activities
   Net increase (decrease) in deposits                                                         3,272           (8,682)
   Repayments of warehouse lines of credit                                                   (39,415)              --
                                                                                         -----------     ------------

       Net cash used in financing activities                                                 (36,143)          (8,682)
                                                                                         -----------     ------------

Net (decrease) increase in cash and cash equivalents                                         (11,019)          36,389

Cash and cash equivalents at beginning of period                                              90,357           52,211
                                                                                         -----------     ------------

Cash and cash equivalents at end of period                                                  $ 79,338         $ 88,600
                                                                                         ===========     ============

See notes to consolidated financial statements.                                3

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                                                Three Months Ended
                                                                                          March 31,
                                                                                 ----------------------------
                                                                                     2000            1999
                                                                                 ------------    ------------
Supplemental Disclosures of Cash Flow Information

       Cash paid for:

       Interest                                                                       $ 3,991          $4,376
                                                                                 ============    ============

       Taxes                                                                          $   166          $   --
                                                                                 ============    ============

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                                     $ 1,661          $  841
                                                                                 ============    ============

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 2000 and 1999
                                  (Unaudited)

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

2.       Basis of Presentation

         Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; estimates involving discontinued operations; valuation of residuals; interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; rapid growth of the Company's businesses; pricing of loans in the whole loan and securitization markets; dependence on whole loan sale markets; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

         The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of March 31, 2000 and December 31, 1999. Significant inter-company accounts and transactions have been eliminated in consolidation.

         These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Earnings Per Share From Continuing Operations

         Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2000 and 1999:

                                                                             Three Months
(Dollars in thousands, except per share amounts)                            Ended March 31,
                                                                      ----------------------------
                                                                             2000            1999
                                                                      ------------    ------------
Earnings per share from continuing operations - basic:
     Income from continuing operations                                    $ 1,002         $   605
                                                                      ============    ============
     Average common shares outstanding                                     16,533          17,210
                                                                      ============    ============
     Per share                                                            $  0.06         $  0.04
                                                                      ============    ============
Earnings per share from continuing operations - diluted:
     Income from continuing operations                                    $ 1,002         $   605
                                                                      ============    ============
     Average common shares outstanding                                     16,533          17,210
     Add: Stock options                                                       214             640
                                                                      ------------    ------------
     Average common shares outstanding - diluted                           16,747          17,850
                                                                      ============    ============
     Per share                                                            $  0.06         $  0.03
                                                                      ============    ============

4.       Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, is not expected to have a material impact on the results of operations or financial condition of the Company.

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

         The accounting policies of the segments are the same as those of the Company's except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

         The Company's reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

                                                              At or For Three Months Ended March 31, 2000
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  4,663       $    582       $  1,438       $  6,683
Provision for loan losses                                       --             18             54             72
Non-interest income                                             60             93             86            239
Non-interest expense                                         3,022            277          1,857          5,156
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  1,701       $    380       $   (387)      $  1,694
                                                       =============   ============    ===========    ===========
Total assets                                              $111,185       $ 32,237       $189,652       $333,074
                                                       =============   ============    ===========    ===========

                                                              At or For Three Months Ended March 31, 1999
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  3,050       $    638       $  2,721       $  6,409
Provision for loan losses                                       --             72             --             72
Non-interest income                                             41            126            563            730
Non-interest expense                                         2,166            222          1,937          4,325
                                                       -------------   ------------    -----------    -----------
Segment profit, pre-tax                                   $    925       $    470       $  1,347       $  2,742
                                                       =============   ============    ===========    ===========
Total assets                                              $ 72,943       $ 45,333       $151,425       $269,701
                                                       =============   ============    ===========    ===========

         For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three months ended March 31, 1999, segment results differ from the consolidated results because the Company used its internal transfer pricing to allocate certain revenues or expenses from the mortgage segment to the banking segment. With the discontinuance of the mortgage operations, the Company ceased this internal allocation and, accordingly, there were no differences between segment results and consolidated results during the three months ended March 31, 2000:

                                                                                      Three Months Ended March 31,
                                                                                    ----------------------------------
                                                                                        2000                 1999
                                                                                    -------------        -------------
Net interest income for reportable segments                                           $  6,683             $  6,409
Net interest income allocated to discontinued operations                                    --               (1,163)
                                                                                    -------------        -------------
Consolidated net interest income                                                      $  6,683             $  5,246
                                                                                    =============        =============

Non-interest income for reportable segments                                           $    239             $    730
Non-interest income allocated to discontinued operations                                    --                 (450)
                                                                                    -------------        -------------
Consolidated non-interest income                                                      $    239             $    280
                                                                                    =============        =============

Non-interest expense for reportable segments                                          $  5,156             $  4,325
Non-interest expense allocated to discontinued operations                                   --                  101
                                                                                    -------------        -------------
Consolidated non-interest expense                                                     $  5,156             $  4,426
                                                                                    =============        =============

Segment profit for reportable segments                                                $  1,694             $  2,742
Loss allocated to discontinued operations                                                   --               (1,714)
                                                                                    -------------        -------------
Consolidated income from continuing operations before income taxes                    $  1,694             $  1,028
                                                                                    =============        =============

Total assets of reportable segments                                                   $333,074             $269,701
Total assets allocated to discontinued operations                                       67,222              152,565
                                                                                    -------------        -------------
Consolidated total assets                                                             $400,296             $422,266
                                                                                    =============        =============

6.       Residual Interests in Securitizations

         The Company classifies its residual interest in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. At March 31, 2000, residual interests in securitizations were $20.8 million compared with $21.2 million at December 31, 1999.

         Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses commensurate with the risks involved. The Company uses prepayment and default assumptions that market participants would use for the similar instruments subject to prepayment, credit and interest rate risks.

Item 2.           Management's Discussion and Analysis of Financial Condition
                  -----------------------------------------------------------
                   and Results of Operations.
                   -------------------------

         Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.'s (the "Company") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; estimates involving discontinued operations; valuation of residuals; interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; rapid growth of the Company's businesses; dependence on whole loan sale markets; general economic conditions; and other risks, some of which may be identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC").

General

     The Company

         The Company is a diversified specialty finance company engaged primarily in originating and acquiring insurance premium finance contracts and retail automobile installment sales contracts financed by retail bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail deposits, Federal Home Loan Bank ("FHLB") advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales.

         The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through a joint venture with BPN Corporation ("BPN") and in 1996, the Company commenced its automobile finance business.

         In December 1999, the Company decided to close its subprime mortgage finance operations to focus on its auto lending and insurance premium finance businesses. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity is treated as discontinued operations for financial statement reporting purposes. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations - Mortgage Finance."

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

     Insurance Premium Finance

         In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (such business, "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

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

     The Bank

         The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of March 31, 2000, the Bank was a five-branch federal savings bank with $295.2 million in deposits. The loans generated by the Company's insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $20.7 million in principal amount (before unearned discounts and premiums) at March 31, 2000.

         The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from loans purchased from the RTC, its securities portfolio and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

     Average Balance Sheets

         The following table sets forth information relating to the Company for the three months ended March 31, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                        Three Months Ended March 31,
                                             -----------------------------------------------------------------------------------
                                                               2000                                      1999
                                             ----------------------------------------- -----------------------------------------
                                                                           Average                                   Average
(Dollars in thousands)                         Average                      Yield/       Average                      Yield/
                                             Balance(1)(2) Interest(1)       Cost      Balance(1)(2) Interest(1)       Cost
                                             ------------  ------------  ------------- ------------- ------------- -------------
Assets
Interest earning assets
   Investment securities                       $ 44,927         $  711          6.32%      $ 35,811        $  527         5.88%
   Mortgage loans, net(3)                        19,411            421          8.67%        36,139           798         8.84%
   IPF loans, net(4)                             30,099          1,128         15.01%        42,962         1,416        13.19%
   Automobile installment
    contracts, net(5)                           105,585          6,126         23.21%        68,245         4,006        23.48%
                                             ------------  ------------                ------------- -------------
      Total interest earning assets             200,022          8,386         16.77%       183,157         6,747        14.73%
                                                           ------------                              -------------
Non-interest earnings assets                     30,945                                      39,922
                                             ------------                              -------------
       Total assets                            $230,967                                    $223,079
                                             ============                              =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                           $138,526         $1,703          4.94%      $114,199        $1,365         4.85%
   Notes payable                                     --             --            --         10,930           136         5.03%
                                             ------------  ------------                ------------- -------------
       Total interest bearing liabilities       138,526          1,703          4.94%       125,129         1,501         4.86%
                                                           ------------                              -------------
Non-interest bearing liabilities                 16,433                                      16,294
                                             ------------                              -------------
       Total liabilities                        154,959                                     141,423
Equity                                           76,008                                      81,656
                                             ------------                              -------------
       Total liabilities and equity            $230,967                                    $223,079
                                             ============                              =============
Net interest income before provision
       for loan losses                                          $6,683                                     $5,246
                                                           ============                              =============
Net interest rate spread(6)                                                    11.83%                                     9.87%
Net interest margin(7)                                                         13.44%                                    11.62%
Ratio of interest earning assets to
       interest bearing liabilities                                              144%                                      146%

__________________
(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations as follows:

                                                                                         Three Months Ended March 31,
                                                                                       ----------------------------------
                                                                                            2000              1999
                                                                                       ----------------  ---------------
     Average assets of continuing operations                                                 $230,967         $223,079
     Average mortgage loans of discontinued operations                                        148,213          238,933
                                                                                       ----------------  ---------------
     Total average assets                                                                     379,180          462,012
                                                                                       ================  ===============

     Average liabilities and equity of continuing operations                                  230,967          223,079
     Average customer deposits allocated to discontinued operations                           141,720          214,759
     Average warehouse lines of credit of discontinued operations                               6,493           24,174
                                                                                       ----------------  ---------------
     Total average liabilities and equity                                                    $379,180         $462,012
                                                                                       ================  ===============

(2)  Average balances are measured on a month-end basis.
(3) Net of deferred loan origination fees, unamortized discounts, premiums and allowance for estimated loan losses; includes non-performing loans.
(4)  Net of allowance for estimated losses; includes non-performing loans.
(5) Net of unearned finance charges and allowance for estimated losses; includes non-performing loans.
(6) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2000 and March 31, 1999

     General

         Net income increased from $801,000 for the three months ended March 31, 1999 to $1.0 million for the three months ended March 31, 2000. Included in these results is income of $196,000 for the three months ended March 31, 1999, from discontinued operations of the Company's subprime mortgage finance business. Income from continuing operations was $1.0 million, or $0.06 per diluted share, for the quarter ending March 31, 2000 compared with income from continuing operations of $605,000, or $0.03 per diluted share, for the quarter ending March 31, 1999.

         The increase in income from continuing operations and net income was due primarily to an increase in net interest income from $5.2 million in the first quarter of 1999 to $6.7 million during the same quarter of 2000. Net interest income was favorably impacted by the continued expansion and growth of the Company's automobile finance business.

         Auto contracts purchased increased from $28.1 million for the three months ended March 31, 1999 to $40.3 million for the three months ended March 31, 2000, while insurance premium finance originations decreased from $33.6 million for the three months ended March 31, 1999 to $25.0 million for the three months ended March 31, 2000.

     Interest Income

         Interest income increased from $6.7 million for the three months ended March 31, 1999 to $8.4 million for the three months ended March 31, 2000 due primarily to a $16.9 million increase in average interest earning assets and a 2.04% increase in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $37.3 million and investment securities, which increased $9.1 million. The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in the Company's liquidity, reflecting the proceeds received from the sale of loans of the discontinued mortgage business.

         The improvement in the average yield on interest earning assets was principally due to an increased concentration of higher yielding loans in the three months ended March 31, 2000 compared to the three months ended March 31, 1999. Average automobile installment contracts, with an average yield of 23.21%, comprised 52.8% of average interest earning assets at March 31, 2000 compared to 37.3% of average interest earning assets at March 31, 1999.

     Interest Expense

         Interest expense increased from $1.5 million for the three months ended March 31, 1999 to $1.7 million for the three months ended March 31, 2000 due to a $13.4 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $114.2 million during the quarter ended March 31, 1999 to $138.5 million during the quarter ended March 31, 2000. The increase in deposits resulted from the use of retail and wholesale certificates of deposit ("CDs") to finance the Company's lending growth. The average cost of deposits increased from 4.85% for the three months ended March 31, 1999 to 4.94% for the comparable period in 2000 generally as a result of an increase in market interest rates.

     Provision for Loan Losses

         Provision for loan losses was $72,000 for the three months ended March 31, 2000 and 1999. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $14.8 million at March 31, 2000 compared with $11.4 million at March 31, 1999, representing 8.63% of loans held for investment at March 31, 2000 and 6.89% at March 31, 1999. Annualized net charge-offs to average loans were 2.87% for the three months ended March 31, 2000 compared with 3.11% for the three months ended March 31, 1999.

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

     Non-interest Income

         Non-interest income decreased $41,000, from $280,000 for the three months ended March 31, 1999 to $239,000 for the three months ended March 31, 2000 as a result of lower service charges and fee income.

     Non-interest Expense

         Non-interest expense increased $730,000, from $4.4 million for the three months ended March 31, 1999 to $5.2 million for the three months ended March 31, 2000. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 109 employees in 15 offices, as of March 31, 1999, to 162 employees in 22 offices, as of March 31, 2000.

     Income Taxes

         Income taxes increased $269,000, from $423,000 for the three months ended March 31, 1999 to $692,000 for the three months ended March 31, 2000. This increase occurred as a result of a $666,000 increase in income from continuing operations before income taxes between the two periods partially offset by a decrease in the effective tax rate from 41.1% for the three months ended March 31, 1999 to 40.9% for the three months ended March 31, 2000.

     Discontinued Operations - Mortgage Finance

         As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements. In connection with the wind down of these operations, the Company originated $76.2 million in mortgage loans during the first quarter of 2000 compared with $207.7 million during the comparable quarter of 1999. Loan sales in the first quarter of 2000 were $148.8 million, which contributed to the decline in loans held for sale from $136.5 million at December 31, 1999 to $56.7 million at March 31, 2000.

         Income from discontinued operations, net of tax was $196,000 in the first quarter of 1999 reflecting the operating activity for these operations during this period. All activities related to discontinued operations in the first quarter of 2000 (including gains on the sales of loans and net interest income relative to loans held for sale) were charged to the discontinued operations accrual established in 1999.

         In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $141.7 million and $214.8 million for the three months ended March 31, 2000 and 1999, respectively, and average warehouse lines of credit of $6.5 million and $24.2 million for the three months ended March 31, 2000 and 1999, respectively, to the discontinued mortgage operations in computing interest expense.

Comparison of Financial Condition at March 31, 2000 and December 31, 1999

         Total assets decreased $38.0 million, from $438.3 million at December 31, 1999 to $400.3 million at March 31, 2000. This decrease occurred primarily as a result of a $67.0 million decrease in loans, from $294.7 million at December 31, 1999 to $227.7 million at March 31, 2000. The decrease in loans was comprised of a $79.8 million decrease in subprime mortgage loans as a result of the Company's closure of its subprime mortgage origination operations and a $1.0 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments, offset by an $11.8 million increase (net of unearned finance charges) in auto contracts and a $742,000 increase in insurance premium finance loans.

         Cash and cash equivalents decreased $11.1 million, from $90.4 million at December 31, 1999 to $79.3 million at March 31, 2000. Securities available for sale increased from $9.9 million at December 31, 1999 to $41.4 million at March 31, 2000. Securities held to maturity were $10.0 million at March 31, 2000. There were no securities held to maturity at December 31, 1999. These increases reflected the reinvestment of the proceeds received from sales of loans of the discontinued mortgage business.

         Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The Company's residual interests were $20.8 million at March 31, 2000 compared to $21.2 million at December 31, 1999. These residual interests were recorded in connection with two mortgage loan securitizations completed in 1999. Valuations of the residual interests are based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

         Deposits increased $3.2 million, from $291.9 million at December 31, 1999 to $295.2 million at March 31, 2000. Retail deposits increased $2.2 million from $276.2 million at December 31, 1999 to $278.4 million at March 31, 2000, reflecting the continued financing of the Company's automobile and insurance premium finance business segments through the Bank's five-branch network. Wholesale deposits increased $1.0 million from $15.8 million at December 31, 1999 to $16.8 million at March 31, 2000.

         Other interest bearing liabilities include warehouse lines of credit, which decreased from $54.4 million at December 31, 1999 to $15.0 million as proceeds from sales of subprime mortgage loans were used to paydown outstanding balances.

         Shareholders' equity increased from $75.4 million at December 31, 1999 to $76.6 million at March 31, 2000, primarily as a result of net income of $1.0 million during the three months ended March 31, 2000.

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

         At December 31, 1999, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 92 basis points and would result in a $5.0 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 138 basis points and would result in a $7.0 million decrease in the NPV of the Bank. At December 31, 1999, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

         The following table shows the NPV and projected change in the NPV of the Bank at December 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

                Interest Rate Sensitivity of Net Portfolio Value

                                                                                          NPV as % of Portfolio
                                                Net Portfolio Value                          Value of Assets
                                    --------------------------------------------    ----------------------------------
         Change in Rates             $ Amount        $ Change        % Change         NPV Ratio           % Change
         ---------------            ------------    ------------    ------------    --------------     ---------------
                                                               (Dollars in thousands)
              +300 bp               $    43,715     $   (12,030)           -22%            10.16%             -239 bp
              +200 bp                    48,704          (7,041)           -13%            11.17%             -138 bp
              +100 bp                    52,857          (2,888)            -5%            12.00%              -55 bp
              0 bp                       55,745              --              --            12.55%                  --
              -100 bp                    57,571           1,826             +3%            12.88%              +33 bp
              -200 bp                    60,782           5,037             +9%            13.47%              +92 bp
              -300 bp                    64,917           9,172            +16%            14.23%             +168 bp

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

         Sales and securitizations of loans were one of the primary sources of funds for the Company's subprime mortgage operations. Cash flows from sales and securitizations of loans were $147.2 million during the three months ended March 31, 2000 and $251.1 million during the three months ended March 31, 1999.

         Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 2000, such retail deposits were $278.4 million or 94.3% of total deposits.

         The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at March 31, 2000, wholesale deposits were $16.8 million or 5.7% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

         The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                       March 31,                                    December 31,
                                                            --------------------------------------------------------------
                                         2000                           1999                            1998
                             ------------------------------ --------------------------------  ----------------------------
                                               Weighted                        Weighted                       Weighted
                                               Average                         Average                         Average
                                Balance          Rate          Balance           Rate           Balance          Rate
                             --------------- -------------- ---------------- ---------------  --------------  -------------
                                                               (Dollars in thousands)
  Passbook accounts          $      48,217          4.19%   $      47,151            4.35%    $    37,348           4.05%
  Checking accounts                 15,415          2.00%          16,764            2.02%         12,171           1.37%
  Certificates of deposit
     Under $100,000                166,145          5.66%         163,874            5.35%        194,396           5.40%
     $100,000 and over              65,439          5.86%          64,155            5.51%         77,753           5.32%
                             -------------                  -------------                     -----------
       Total                 $     295,216          5.27%   $     291,944            5.03%    $   321,668           5.07%
                             =============                  =============                     ===========

         The following table sets forth the time remaining until maturity for all CDs at March 31, 2000, December 31, 1999 and 1998.

                                                            March 31,             December 31,             December 31,
                                                               2000                   1999                     1998
                                                       ---------------------    ------------------     ---------------------
                                                                              (Dollars in thousands)
Maturity within one year                               $            204,345     $         199,110      $            242,447
Maturity within two years                                            27,117                28,770                    29,548
Maturity within three years                                             122                   149                       154
                                                       --------------------    ------------------     ---------------------

Total certificates of deposit                          $            231,584    $          228,029     $             272,149
                                                       ====================    ==================     =====================

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

         At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $46.8 million, or 11.76% of total adjusted assets, which is above the required level of $5.9 million, or 1.5%; core capital of $46.8 million, or 11.76% of total adjusted assets, which is above the required level of $11.9 million, or 3.0%; and risk-based capital of $29.2 million, or 11.96% of risk-weighted assets, which is above the required level of $19.5 million, or 8.0%.

         As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at March 31, 2000.

         The Company has other sources of liquidity, including FHLB advances and its liquidity and investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities, mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of March 31, 2000, the Bank's available borrowing capacity under this credit facility was $7.7 million.

         The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                   March 31,                     December 31,
                                                                                     -------------------------------------
                                                                     2000                 1999                 1998
                                                               ------------------    ----------------     ----------------
                                                                                 (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                        $     --           $   2,300             $ 34,500
     Balance at end of period                                               --                  --                   --
     Average balance for period                                             --                   6               13,057
     Weighted average interest rate on balance at end of                    --%                 --%                  --%
     Weighted average interest rate on average balance for                  --%               5.84%                5.10%
Warehouse lines of credit
     Maximum month-end balance                                        $ 26,623           $ 159,342             $ 95,000
     Balance at end of period                                           15,000              54,415                   --
     Average balance for period                                          6,493              45,404               43,759
     Weighted average interest rate on balance at end of period           7.01%               5.78%                  --%
     Weighted average interest rate on average balance for period         6.53%               5.84%                6.01%

         The Company had no material contractual obligations or commitments for capital expenditures at March 31, 2000. At March 31, 2000, the Company had no outstanding commitments to originate loans, compared to $26.8 million at December 31, 1999.

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

         Summary of Loan Portfolio. At March 31, 2000, the Company's loan portfolio constituted $227.7 million, or 56.9% of the Company's total assets, of which $171.0 million, or 75.1%, were held for investment and $56.7 million, or 24.9%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value. Subprime mortgage loans included in the table below are part of the Company's discontinued mortgage operations.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                               March 31,            December 31,          December 31,
                                                                 2000                   1999                  1998
                                                           ------------------    -------------------    ------------------
Mortgage Loans

Mortgage Loans (purchased primarily from RTC)
     Held for sale                                         $             --      $              --      $         18,289
     Held for investment                                             20,740                 21,835                14,039
                                                           ------------------    -------------------    ------------------
     Total mortgage loans                                            20,740                 21,835      $         32,328
                                                           ------------------    -------------------    ------------------

Subprime mortgage loans
     Held for sale                                                   56,675                136,460               196,117
     Held for investment                                             15,382                 13,416                17,570
                                                           ------------------    -------------------    ------------------
     Total subprime mortgage loans                                   72,057                149,876               213,687
                                                           ------------------    -------------------    ------------------
     Total mortgage loans                                            92,797                171,711               246,015
                                                           ------------------    -------------------    ------------------
Consumer Loans
Automobile installment contracts                                    140,050                128,093                83,921
Insurance premium financing                                          31,076                 30,334                44,709
Other consumer loans                                                    805                    879                 1,245
                                                           ------------------    -------------------    ------------------
     Total consumer loans                                           171,931                159,306               129,875
                                                           ------------------    -------------------    ------------------
     Total loans                                                    264,728                331,017               375,890
Unearned discounts and premiums                                        (903)                  (954)                 (212)
Unearned finance charges                                            (21,357)               (21,181)              (17,371)
Allowance for loan losses                                           (14,760)               (14,139)              (10,183)
                                                           ------------------    -------------------    ------------------
     Total loans, net                                      $        227,708      $         294,743      $        348,124
                                                           ==================    ===================    ==================

         Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at March 31, 2000 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                 March 31, 2000
                        -------------------------------------------------------------------------------------------------
                                      More Than 1   More Than 3    More Than 5     More Than
                         One Year       Year to       Years to       Years to      10 Years      More Than       Total
                          or Less       3 Years       5 Years        10 Years     to 20 Years     20 Years       Loans
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
                                                             (Dollars in thousands)
Mortgage loans held
   for investment       $        73   $        589  $        618   $      2,680   $    12,982   $     19,180   $  36,122
Mortgage loans held
   for sale                      --             --            55             --         4,103         52,517      56,675
Consumer loans               35,449         63,951        72,276            255            --             --     171,931
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
     Total              $    35,522   $     64,540  $     72,949   $      2,935   $    17,085   $     71,697   $ 264,728
                        ============  ============= =============  =============  ============  =============  ==========

     Classified Assets and Allowance for Loan Losses

         The Company maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets that do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

         At March 31, 2000, the Company had $1.1 million in assets classified as special mention, $18.2 million of assets classified as substandard, $112,000 in assets classified as doubtful and no assets classified as loss.

         The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at March 31, 2000, December 31, 1999 and 1998.

Loan                 March 31,       % of Total      December 31,       % of Total      December 31,      % of Total
----
Delinquencies          2000            Loans             1999              Loans            1998            Loans
-------------     ---------------- --------------- ------------------ ---------------- ---------------- ---------------
                                                          (Dollars in thousands)
30 to 59 days            $ 2,506         1.1%            $ 3,071             1.0%          $ 9,743            2.8%
60 to 89 days              2,815         1.2%              2,443             0.8%            8,161            2.3%
90+ days                  14,758         6.5%             13,307             4.6%           11,424            3.3%
                  --------------   ---------       -------------      ----------       -----------      ---------
Total                    $20,079         8.8%            $18,821             6.4%          $29,328            8.4%
                  ==============   =========       =============      ==========       ===========      =========

         Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at March 31, 2000 had no troubled debt restructured loans.

         The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums, unearned finance charges and specific loss reserves) at March 31, 2000, December 31, 1999 and 1998.

                                                                    March 31,                   December 31,
                                                                                    -------------------------------------
                                                                       2000               1999                1998
                                                                 ------------------ ------------------  -----------------
                                                                                 (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                         $13,538             $15,825            $19,242
     Multi-family residential and commercial                               100                 100                214
     Consumer and other loans                                              762               1,060              1,168
                                                                 -------------      --------------     --------------
          Total                                                        $14,400             $16,985            $20,624
                                                                 =============      ==============     ==============

Nonaccrual loans as a percentage of
     Total loans held for investment                                      8.42%              10.73%             15.42%
     Total assets                                                         3.60%               3.88%              4.85%

Allowance for loan losses as a percentage of
     Total loans held for investment                                      8.63%               8.93%              7.62%
     Nonaccrual loans                                                   102.50%              83.24%             49.37%

         Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $1.6 million at March 31, 2000, $2.6 million at December 31, 1999 and $1.9 million at December 31, 1998, and consisted entirely of one to four family residential properties.

         Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                            At or For the                At or For the
                                                            Three Months                   Year Ended
                                                           Ended March 31,                December 31,
                                                                              -------------------------------------
                                                                2000                1999               1998
                                                          ------------------  -----------------  ------------------
                                                                           (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                  $ 14,139           $ 10,183              $6,487
     Provision for loan losses - continuing operations                72                432                 293
     Provision for loan losses - discontinued operations              --              7,376               5,560
     Charge-offs
          Mortgage loans                                            (673)            (7,525)             (4,536)
          Consumer loans                                          (1,269)            (4,395)             (3,793)
                                                          --------------      -------------      --------------
                                                                  (1,942)           (11,920)             (8,329)
     Recoveries
          Mortgage loans                                              38                296                 452
          Consumer loans                                              83                414               1,138
                                                          --------------      -------------      --------------
                                                                     121                710               1,590
                                                          --------------      -------------      --------------
     Net charge-offs                                              (1,821)           (11,210)             (6,739)
     Acquisition discounts allocated to loss allowance             2,370              7,358               4,582
                                                          --------------      -------------      --------------
Balance at end of period                                        $ 14,760           $ 14,139            $ 10,183
                                                          ==============      =============      ==============
     Annualized net charge-offs to average loans                    2.87%              2.89%               1.73%
     Ending allowance to period end loans, net                      8.63%              8.93%               7.62%

         The Company's policy is to maintain an allowance for loan losses to absorb future losses which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. No loss provision is made for loans held for sale.

         The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

         The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's most recent examination by its regulatory agencies was completed in January 2000 and no adjustment to the Bank's allowance for loan losses was required.

Cash Equivalents and Securities Portfolio

         The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity.

         The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                               March 31,                        December 31,
                                                                                  ------------------ --- -------------------
                                                                 2000                   1999                    1998
                                                           ------------------     ------------------     -------------------
                                                                                (Dollars in thousands)
Balance at end of period
     Overnight deposits                                             $ 67,499               $ 85,500                $ 47,000
     U.S. agency securities                                           41,440                  9,918                      --
     Mutual funds                                                     17,000                     --                      --
                                                           ------------------     ------------------     -------------------
     Total                                                          $125,939               $ 95,418                $ 47,000
                                                           ==================     ==================     ===================

Weighted average yield at end of period
     Overnight deposits                                                5.71%                  3.25%                   3.00%
     U.S. agency securities                                            6.24%                  7.11%                     --%
     Mutual funds                                                      5.88%                    --%                     --%
Weighted average maturity at end of period
     Overnight deposits                                                1 day                  1 day                   1 day
     U.S. agency securities                                        19 months              62 months                      --
     Mutual funds                                                      1 day                     --                      --

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

     Residual Interests in Securitizations

         The Company completed two securitizations during 1999, and as part of these securitizations recorded residual interests of $22.3 million. The residual interests are comprised of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Valuation of the retained interests in securitizations at each reporting period are based on discounted cash flow analyses using prepayment, default and interest rate assumptions that market participants would use for similar instruments. If actual prepayments and defaults in the securitizations are different than estimates used by the Company for valuing its retained interests, it could have a material adverse effect on the Company's financial conditions, results of operations and business prospects.

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

     Management of Growth

         The Company has experienced rapid growth in its automobile finance business. In addition, the Company intends to broaden its product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy would have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Dependence on Loan Sale Market

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

Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
             ----------------------------------------------------------

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -Management of Interest Rate Risk; and Factors That May Affect Future Results - Dependence on Loan Sale and Securitization Markets"

PART II.                            OTHER INFORMATION

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

         Not applicable

Item 5.           Other Information.
                  -----------------

         Not applicable


Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------

         (a)      List of Exhibits

                  27.1     Financial Data Schedule

         (b)      Reports on Form 8-K

                  On March 13, 2000, the Company filed a report on Form 8-K dated February 18, 2000 regarding the discontinuance of its subprime mortgage operations in February 2000.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      United PanAm Financial Corp.



Date: May 10, 2000                    By: /s/ Lawrence J. Grill
                                          ------------------------------
                                           Lawrence J. Grill
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



      May 10, 2000                    By:  /s/ Carol M. Bucci
                                           -----------------------------
                                           Carol M. Bucci
                                           Senior Vice President
                                           and Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)