Form 10-Q
period 2000-06-30
UNITED PANAM FINANCIAL CORP
filed 2000-08-14
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 2000

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

The number of shares outstanding of the Registrant's Common Stock as of August 11, 2000 was 16,113,750 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 2000

                                    INDEX

PART I.   FINANCIAL INFORMATION                                                     Page
                                                                                    ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition as of
             June 30, 2000 and December 31, 1999                                       1

          Consolidated Statements of Operations
             for the three and six months ended June 30, 2000
             and June 30, 1999                                                         2

          Consolidated Statements of Comprehensive Income
              for the three and six months ended June 30, 2000
              and June 30, 1999                                                        3

          Consolidated Statements of Cash Flows
             for the three and six months ended June 30, 2000
             and June 30, 1999                                                         4

          Notes to Consolidated Financial Statements                                   6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                            11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                  31

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                           32

Item 2.   Changes in Securities and Use of Proceeds                                   32

Item 3.   Defaults Upon Senior Securities                                             32

Item 4.   Submission of Matters to a Vote of Security Holders                         32

Item 5.   Other Information                                                           32

Item 6.   Exhibits and Reports on Form 8-K                                            32

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                                  June 30,           December 31,
(Dollars in thousands, except per share data)                                       2000                 1999
                                                                              ----------------    -----------------
    Assets
    Cash and due from banks                                                         $  4,507             $  4,857
    Short term investments                                                            26,107               85,500
                                                                              ----------------    -----------------
    Cash and cash equivalents                                                         30,614               90,357
    Securities available for sale, at fair value                                     140,562                9,918
    Securities held to maturity, at cost                                              10,000                   --
    Residual interests in securitizations, at fair value                              15,619               21,227
    Loans, net                                                                       176,822              158,283
    Loans held for sale                                                               20,678              136,460
    Premises and equipment, net                                                        1,441                1,429
    Federal Home Loan Bank stock, at cost                                              1,974                2,505
    Accrued interest receivable                                                        1,329                1,501
    Real estate owned, net                                                             2,711                2,590
    Goodwill and other intangible assets                                               1,436                1,736
    Other assets                                                                      15,384               12,284
                                                                              ----------------    -----------------
         Total assets                                                               $418,570             $438,290
                                                                              ================    =================

    Liabilities and Shareholders' Equity
    Deposits                                                                        $298,079             $291,944
    Federal Home Loan Bank advances                                                   35,000                   --
    Warehouse lines of credit                                                             --               54,415
    Accrued expenses and other liabilities                                            13,872               16,578
                                                                              ----------------    -----------------
         Total liabilities                                                           346,951              362,937
                                                                              ----------------    -----------------

    Common stock (no par value):
        Authorized, 30,000,000 shares
        Issued and outstanding, 16,614,350 and 16,369,350 shares at
          June 30, 2000 and December 31, 1999, respectively                           65,668               65,249
    Retained earnings                                                                  6,069               10,183
    Unrealized loss on securities available for sale, net                              (118)                  (79)
                                                                              ----------------    -----------------
         Total shareholders' equity                                                   71,619               75,353
                                                                              ----------------    -----------------

         Total liabilities and shareholders' equity                                 $418,570             $438,290
                                                                              ================    =================

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                      Three Months                    Six Months
(Dollars in thousands, except per share data)                        Ended June 30,                 Ended June 30,
                                                             ----------------------------   ----------------------------
                                                                 2000            1999            2000           1999
                                                             ------------    ------------   -------------   ------------
 Interest Income
    Loans                                                         $ 8,380         $ 6,534         $16,055        $12,754
    Securities                                                      2,261             428           2,972            955
                                                             ------------    ------------   -------------   ------------
        Total interest income                                      10,641           6,962          19,027         13,709
                                                             ------------    ------------   -------------   ------------

 Interest Expense
    Deposits                                                        3,139           1,439           4,842          2,804
    Federal Home Loan Bank advances                                   236              --             236             --
    Notes payable                                                      --              74              --            210
                                                             ------------    ------------   -------------   ------------
        Total interest expense                                      3,375           1,513           5,078          3,014
                                                             ------------    ------------   -------------   ------------
              Net interest income                                   7,266           5,449          13,949         10,695
    Provision for loan losses                                           5             199              77            271
                                                             ------------    ------------   -------------   ------------
              Net interest income after provision for loan
                losses                                              7,261           5,250          13,872         10,424

 Non-interest Income
    Loss on residual interests in securitizations                  (5,000)             --          (5,000)            --
    Service charges and fees                                          154             183             307            379
    Loan related charges and fees                                      50              40             104             80
    Other income                                                       32              31              64             75
                                                             ------------    ------------   -------------   ------------
        Total non-interest income                                  (4,764)            254          (4,525)           534
                                                             ------------    ------------   -------------   ------------

 Non-interest Expense
    Compensation and benefits                                       3,208           2,775           6,305          5,465
    Occupancy                                                         577             461           1,110            888
    Other                                                           1,695           1,334           3,221          2,643
                                                             ------------    ------------   -------------   ------------
        Total non-interest expense                                  5,480           4,570          10,636          8,996
                                                             ------------    ------------   -------------   ------------

        Income (loss) from continuing operations before
          income taxes                                             (2,983)            934          (1,289)         1,962

 Income taxes (benefit)                                            (1,158)            384            (466)           807
                                                             ------------    ------------   -------------   ------------

 Income (loss) from continuing operations                          (1,825)            550            (823)         1,155
                                                             ------------    ------------   -------------   ------------

 Income (loss) from discontinued operations, net of tax                --             (55)             --            141

 Loss on disposal of discontinued operations, net of tax           (3,291)             --          (3,291)            --
                                                             ------------    ------------   -------------   ------------

 Net income (loss)                                                $(5,116)         $  495         $(4,114)       $ 1,296
                                                             ============    ============   =============   ============

 Earnings (loss) per share--basic:

      Continuing operations                                       $ (0.11)         $ 0.03         $ (0.05)       $  0.07
                                                             ============    ============   =============   ============
      Discontinued operations                                     $ (0.20)         $   --         $ (0.20)       $  0.01
                                                             ============    ============   =============   ============
      Net income (loss)                                           $ (0.31)         $ 0.03         $ (0.25)       $  0.08
                                                             ============    ============   =============   ============
      Weighted average shares outstanding                          16,614          16,979          16,572         17,095
                                                             ============    ============   =============   ============

 Earnings (loss) per share--diluted:

      Continuing operations                                       $ (0.11)         $ 0.03        $  (0.05)       $  0.06
                                                             ============    ============   =============   ============
      Discontinued operations                                     $ (0.20)         $   --        $  (0.20)       $  0.01
                                                             ============    ============   =============   ============
      Net income (loss)                                           $ (0.31)         $ 0.03        $  (0.25)       $  0.07
                                                             ============    ============   =============   ============
      Weighted average shares outstanding                          16,687          17,423          16,724         17,634
                                                             ============    ============   =============   ============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                      Three Months                    Six Months
 (Dollars in thousands)                                              Ended June 30,                 Ended June 30,
                                                             ----------------------------   ----------------------------
                                                                   2000          1999            2000           1999
                                                             ------------    ------------   -------------   ------------
 Net income (loss)                                               $ (5,116)          $ 495       $ (4,114)        $ 1,296
 Other comprehensive income, net of tax:
     Unrealized loss on securities                                     (6)              -            (39)              -
                                                             ------------    ------------   -------------   ------------
  Comprehensive income (loss)                                    $ (5,122)          $ 495       $ (4,153)        $ 1,296
                                                             ============    ============   =============   ============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                 Three Months                      Six Months
                                                                      Ended June 30,                   Ended June 30,
                                                              -------------------------------- --------------------------------
                                                                    2000             1999            2000             1999
                                                              ---------------  --------------- ---------------  ---------------
Cash Flows from Operating Activities
Net income (loss)                                                $  (5,116)       $     495       $  (4,114)       $   1,296

Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Discontinued operations                                           3,291               54           3,291             (143)
   Originations of loans held for sale                                (680)        (258,316)        (77,163)        (472,808)
   Sales of loans held for sale                                     31,272          188,112         178,434          439,202
   Provision for loan losses                                             5              199              77              271
   Accretion of discount on loans                                       --              (58)             --              (86)
   Depreciation and amortization                                       328              307             646              610
   FHLB stock dividend                                                 (52)             (28)            (86)             (56)
   Decrease (increase) in accrued interest receivable                  232             (420)            172              317
   Decrease (increase) in other assets                               3,343              659           3,795             (781)
   (Decrease) increase in accrued expenses and other
     liabilities                                                      (988)          (1,183)         (4,093)           5,355
   Amortization of discounts on securities                          (1,033)              --          (1,033)              --
   Other, net                                                           (1)              54              35              265
                                                              ---------------  --------------- ---------------  ---------------
     Net cash provided by (used in) operating activities            30,601          (70,125)         99,961          (26,558)
                                                              ---------------  --------------- ---------------  ---------------

Cash Flows from Investing Activities
   Purchase of investment securities, net of maturities            (98,100)              --        (139,622)              --
   Repayments of mortgage loans                                      3,494            8,904           9,383           20,847
   Originations, net of repayments, of non-mortgage loans           (9,180)          (5,222)        (20,446)         (13,235)
   Purchase of premises and equipment                                 (179)             (82)           (358)            (676)
   Purchase of treasury stock                                           --               --              --           (2,362)
   Purchase of FHLB stock, net                                         617             (264)            617             (264)
   Proceeds from sales of real estate owned                          1,014            2,121           3,640            2,591
   Other, net                                                          146               80             362              140
                                                              ---------------  --------------- ---------------  ---------------
     Net cash (used in) provided by investing activities          (102,188)           5,537        (146,424)           7,041
                                                              ---------------  --------------- ---------------  ---------------

Cash Flows from Financing Activities
   Repayment of notes payable                                           --           (6,930)             --           (6,930)
   Net increase (decrease) in deposits                               2,863           (8,694)          6,135          (17,376)
   Proceeds, net of repayments, from warehouse lines of credit     (15,000)          10,597         (54,415)          10,597
   Proceeds, net of repayments, from FHLB advances                  35,000               --          35,000               --
                                                              ---------------  --------------- ---------------  ---------------
       Net cash provided by (used in) financing activities          22,863           (5,027)        (13,280)         (13,709)
                                                              ---------------  --------------- ---------------  ---------------

Net (decrease) increase in cash and cash equivalents               (48,724)         (69,615)        (59,743)         (33,226)

Cash and cash equivalents at beginning of period                    79,338           88,600          90,357           52,211
                                                              ---------------  --------------- ---------------  ---------------
Cash and cash equivalents at end of period                       $  30,614        $  18,985       $  30,614        $  18,985
                                                              ===============  =============== ===============  ===============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                              Three Months                      Six Months
                                                                   Ended June 30,                   Ended June 30,
                                                           -------------------------------  -------------------------------
                                                                 2000            1999             2000            1999
                                                           --------------- ---------------  ---------------  --------------
Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                                   $4,172          $4,341           $8,163          $8,849
                                                           =============== ===============  ===============  ==============

       Taxes                                                      $   40          $   --           $  206          $   --
                                                           =============== ===============  ===============  ==============

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                 $2,100          $1,997           $3,761          $2,838
                                                           =============== ===============  ===============  ==============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
               Three and Six Months Ended June 30, 2000 and 1999
                                  (Unaudited)

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

2.       Basis of Presentation

         Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company's strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; estimates involving discontinued operations; valuation of residuals; interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; rapid growth of the Company's businesses; pricing of loans in the whole loan and securitization markets; dependence on whole loan sale markets; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

         The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of June 30, 2000 and December 31, 1999. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.       Earnings Per Share From Continuing Operations

         Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 2000 and 1999:

                                                                          Three Months                      Six Months
(Dollars in thousands, except per share amounts)                         Ended June 30,                   Ended June 30,
                                                                --------------------------------  ------------------------------
                                                                      2000             1999            2000            1999
                                                                ---------------  ---------------  -------------  ---------------
Earnings (loss) per share from continuing operations -- basic:
     Income (loss) from continuing operations                          $ (1,825)         $   550        $  (823)         $ 1,155
                                                                ===============  ===============  =============  ===============
     Average common shares outstanding                                   16,614           16,979         16,572           17,095
                                                                ===============  ===============  =============  ===============
     Earnings (loss) per share                                         $  (0.11)         $  0.03        $ (0.05)         $  0.07
                                                                ===============  ===============  =============  ===============
Earnings (loss) per share from continuing operations -- diluted:
     Income (loss) from continuing operations                          $ (1,825)         $   550        $  (823)         $ 1,155
                                                                ===============  ===============  =============  ===============
     Average common shares outstanding                                   16,614           16,979         16,572           17,095
     Add: Stock options                                                      73              444            152              539
                                                                ---------------  ---------------  -------------  ---------------
     Average common shares outstanding -- diluted                        16,687           17,423         16,724           17,634
                                                                ===============  ===============  =============  ===============
     Earnings (loss) per share                                         $  (0.11)         $  0.03        $ (0.05)         $  0.06
                                                                ===============  ===============  =============  ===============

4.       Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, is not expected to have a material impact on the results of operations or financial condition of the Company.

         In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("Interpretation 44"), which provides guidance only for certain issues arising from the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Interpretation 44 is effective July 1, 2000, except as noted in the Interpretation, and is not expected to have a material impact on the results of operations or financial condition of the Company.

         In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 is effective concurrently with SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 138 is not expected to have a material impact on the results of operations or financial condition of the Company.

5.       Operating Segments

         The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a five-branch federal savings bank and is the principal funding source for the Company's auto and insurance premium finance segments.

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

                                                              At or For Three Months Ended June 30, 2000
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  5,173       $    611       $  1,483       $  7,266
Provision for loan losses                                       --              5             --              5
Non-interest income (1)                                         55             89         (4,908)        (4,764)
Non-interest expense                                         3,260            411          1,809          5,480
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  1,968       $    284       $ (5,235)      $ (2,983)
                                                       =============   ============    ===========    ===========
Total assets                                              $122,226       $ 30,497       $237,220       $389,943
                                                       =============   ============    ===========    ===========

                                                              At or For Three Months Ended June 30, 1999
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  3,490       $    609       $  2,496       $  6,595
Provision for loan losses                                       --            199             --            199
Non-interest income                                             44            114            416            574
Non-interest expense                                         2,433            225          1,912          4,570
                                                       -------------   ------------    -----------    -----------
Segment profit, pre-tax                                   $  1,101       $    299       $  1,000       $  2,400
                                                       =============   ============    ===========    ===========
Total assets                                              $ 82,417       $ 41,133       $ 78,753       $202,303
                                                       =============   ============    ===========    ===========

                                                               At or For Six Months Ended June 30, 2000
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  9,836       $  1,193       $  2,920       $ 13,949
Provision for loan losses                                       --             23             54             77
Non-interest income (1)                                        115            182         (4,822)        (4,525)
Non-interest expense                                         6,282            688          3,666         10,636
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  3,669       $    664       $ (5,622)      $ (1,289)
                                                       =============   ============    ===========    ===========
Total assets                                              $122,226       $ 30,497       $237,220       $389,943
                                                       =============   ============    ===========    ===========

                                                               At or For Six Months Ended June 30, 1999
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  6,540       $  1,247       $  5,217       $ 13,004
Provision for loan losses                                       --            271             --            271
Non-interest income                                             85            240            979          1,304
Non-interest expense                                         4,599            447          3,850          8,896
                                                       -------------   ------------    -----------    -----------
Segment profit, pre-tax                                   $  2,026       $    769       $  2,346       $  5,141
                                                       =============   ============    ===========    ===========
Total assets                                              $ 82,417       $ 41,133       $ 78,753       $202,303
                                                       =============   ============    ===========    ===========

-----------------
(1) Non-interest income of the Banking segment includes a $5.0 million writedown of the residual interests in securitizations arising from the Company's subprime mortgage securitizations completed in 1999.

         For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three and six months ended June 30, 1999, segment results differ from the consolidated results because the Company used its internal transfer pricing to allocate certain revenues or expenses from the mortgage segment to the banking segment. With the discontinuance of the mortgage operations, the Company ceased this internal allocation and, accordingly, there were no differences between segment results and consolidated results during the three and six months ended June 30, 2000:

                                                                 Three Months Ended June 30,    Six Months Ended June 30,
                                                                 ----------------------------- -----------------------------
                                                                       2000           1999           2000           1999
                                                                 -------------- -------------- -------------- --------------
Net interest income for reportable segments                         $  7,266       $  6,595       $ 13,949       $ 13,004
Net interest income allocated to discontinued operations                  --         (1,146)            --         (2,309)
                                                                 -------------- -------------- -------------- --------------
Consolidated net interest income                                    $  7,266       $  5,449       $ 13,949       $ 10,695
                                                                 ============== ============== ============== ==============

Non-interest income for reportable segments                         $ (4,764)      $    574       $ (4,525)      $  1,304
Non-interest income allocated to discontinued operations                  --           (320)            --           (770)
                                                                 -------------- -------------- -------------- --------------
Consolidated non-interest income                                    $ (4,764)      $    254       $ (4,525)      $    534
                                                                 ============== ============== ============== ==============

Non-interest expense for reportable segments                        $  5,480       $  4,570       $ 10,636       $  8,896
Non-interest expense allocated to discontinued operations                 --             --             --            100
                                                                 -------------- -------------- -------------- --------------
Consolidated non-interest expense                                   $  5,480       $  4,570       $ 10,636       $  8,996
                                                                 ============== ============== ============== ==============

Segment profit for reportable segments                              $ (2,983)      $  2,400       $  (1,289)     $  5,141
Loss allocated to discontinued operations                                 --         (1,466)             --        (3,179)
                                                                 -------------- -------------- -------------- --------------
Consolidated income from continuing operations before
income taxes                                                        $ (2,983)      $    934       $  (1,289)     $  1,962
                                                                 ============== ============== ============== ==============

Total assets of reportable segments                                 $389,943       $202,303       $ 389,943      $202,303
Total assets allocated to discontinued operations                     28,627        214,341          28,627       214,341
                                                                 -------------- -------------- -------------- --------------
Consolidated total assets                                           $418,570       $416,644       $ 418,570      $416,644
                                                                 ============== ============== ============== ==============

6.       Residual Interests in Securitizations

         The Company classifies its residual interest in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. At June 30, 2000, residual interests in securitizations were $15.6 million compared with $21.2 million at December 31, 1999.

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

         The assumptions used by the Company for valuing the residual interests included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, a discount rate of 15% and annual credit loss assumptions of 1.90% and 0.95% for the 1999-1 and 1999-2 residual interests, respectively. For its 1999-1 residual interests, the Company increased the credit loss assumption from 0.95% to 1.90% during the second quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

         In December 1999, the Company decided to close its subprime mortgage finance operations to focus on its auto lending and insurance premium finance businesses. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity is treated as discontinued operations for financial statement reporting purposes. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Discontinued Operations -- Mortgage Finance."

         The Company recently made an investment relating to the development of a money transfer service through its new subsidiary, WorldCash Technologies, Inc. ("WCT"). WCT's current plan is to develop an international money transfer business initially dedicated to serving the Hispanic community. This investment has yet to have a material impact on the Company's operations.

Automobile Finance

         In 1996, the Bank commenced its automobile finance business through its subsidiary, United Auto Credit Corporation ("UACC"). UACC acquires, holds for investment and services nonprime retail automobile installment sales contracts ("auto contracts") generated by franchised and independent dealers of used automobiles. UACC's customers are considered "nonprime" because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. As UACC provides all marketing, origination, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

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

     The Bank

         The Company has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit and loan sales and securitizations. As of June 30, 2000, the Bank was a five-branch federal savings Bank with $299.2 million in deposits. The loans generated by the Company's insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995 at a discount from the unpaid principal balance of such loans, which loans aggregated $18.5 million in principal amount (before unearned discounts and premiums) at June 30, 2000.

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

     Average Balance Sheets

         The following table sets forth information relating to the Company for the three and six months ended June 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                  Three Months Ended June 30,
                                       -----------------------------------------------------------------------------------
                                                         2000                                      1999
                                       ----------------------------------------- -----------------------------------------
                                                                      Average                                   Average
(Dollars in thousands)                   Average                       Yield/       Average                     Yield/
                                       Balance(1)(2)  Interest(1)       Cost     Balance(1)(2)  Interest(1)      Cost
                                       ------------  ------------  ------------- ------------- ------------- -------------
Assets
Interest earning assets
   Securities                            $137,769        $ 2,261          6.57%      $ 42,037        $  428         4.07%
   Mortgage loans, net(3)                  19,189            422          8.79%        27,164           572         8.42%
   IPF loans, net(4)                       29,875          1,169         15.64%        40,588         1,375        13.55%
   Automobile installment
    contracts, net(5)                     117,092          6,789         23.19%        77,824         4,588        23.58%
                                       ------------  ------------                ------------- -------------
       Total interest earning assets      303,924         10,641         14.01%       187,613         6,962        14.84%
                                                     ------------                              -------------
Non-interest earning assets                35,449                                      34,754
                                       ------------                              -------------
       Total assets                      $339,373                                    $222,367
                                       ============                              =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                     $234,555        $ 3,139          5.38%      $120,183        $1,439         4.80%
   FHLB advances                           14,284            236          6.63%         6,079            74         4.89%
                                       ------------  ------------                ------------- -------------
       Total interest bearing
         liabilities                      248,839          3,375          5.46%       126,262         1,513         4.81%
                                                     ------------                              -------------
Non-interest bearing liabilities           14,272                                     14,840
                                       ------------                              -------------
       Total liabilities                  263,111                                     141,102
Equity                                     76,262                                      81,265
                                       ------------                              -------------
       Total liabilities and equity      $339,373                                    $222,367
                                       ============                              =============
Net interest income before
  provision for loan losses                              $ 7,266                                     $5,449
                                                     ============                              =============
Net interest rate spread(6)                                               8.55%                                    10.03%
Net interest margin(7)                                                    9.62%                                    11.65%
Ratio of interest earning assets to
  interest bearing liabilities                                             122%                                      149%

--------------------
(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations as follows:

                                                                                           Three Months Ended June 30,
                                                                                       ----------------------------------
                                                                                              2000             1999
                                                                                       ----------------  ---------------
     Average assets of continuing operations                                                 $339,373         $222,367
     Average mortgage loans of discontinued operations                                         62,248          222,138
                                                                                       ----------------  ---------------
     Total average assets                                                                    $401,621         $444,505
                                                                                       ================  ===============

     Average liabilities and equity of continuing operations                                 $339,373         $222,367
     Average customer deposits allocated to discontinued operations                            61,558          191,697
     Average warehouse lines of credit of discontinued operations                                 690           30,441
                                                                                       ----------------  ---------------
     Total average liabilities and equity                                                    $401,621         $444,505
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

                                                                   Six Months Ended June 30,
                                       -----------------------------------------------------------------------------------
                                                         2000                                      1999
                                       ----------------------------------------- -----------------------------------------
                                                                     Average                                    Average
(Dollars in thousands)                   Average                      Yield/       Average                       Yield/
                                       Balance(1)(2) Interest(1)       Cost      Balance(1)(2)  Interest(1)       Cost
                                       ------------  ------------  ------------- ------------- ------------- -------------
Assets
Interest earning assets
   Securities                             $91,848        $ 2,972          6.47%      $ 41,924       $   954         4.55%
   Mortgage loans, net(3)                  19,800            843          8.51%        32,152         1,370         8.52%
   IPF loans, net(4)                       29,987          2,297         15.32%        41,775         2,791        13.36%
   Automobile installment
    Contracts, net(5)                     111,339         12,915         23.20%        73,034         8,594        23.53%
                                       ------------  ------------                ------------- -------------
      Total interest earning assets       252,974         19,027         15.04%       188,885        13,709        14.52%
                                                     ------------                              -------------
Non-interest earnings assets               35,695                                      37,338
                                       ------------                              -------------
       Total assets                      $288,669                                    $226,223
                                       ============                              =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                     $190,540        $ 4,842          5.11%      $120,691       $ 2,804         4.69%
   FHLB advances                            7,142            236          6.63%         8,505           210         4.97%
                                       ------------  ------------                ------------- -------------
       Total interest bearing
         liabilities                      197,682          5,078          5.17%       129,196         3,014         4.70%
                                                     ------------                              -------------
Non-interest bearing liabilities           14,583                                     15,567
                                       ------------                              -------------
       Total liabilities                  212,535                                     144,763
Equity                                     76,134                                      81,460
                                       ------------                              -------------
       Total liabilities and equity      $288,669                                    $226,223
                                       ============                              =============
Net interest income before provision
   for loan losses                                       $13,949                                    $10,695
                                                     ============                              =============
Net interest rate spread(6)                                               9.87%                                     9.82%
Net interest margin(7)                                                   11.09%                                    11.42%
Ratio of interest earning assets to
   interest bearing liabilities                                            128%                                      146%

--------------------
(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations as follows:

                                                                                            Six Months Ended June 30,
                                                                                       ----------------------------------
                                                                                              2000             1999
                                                                                       ----------------  ---------------
     Average assets of continuing operations                                                 $288,669         $226,223
     Average mortgage loans of discontinued operations                                        105,230          227,035
                                                                                       ----------------  ---------------
     Total average assets                                                                    $393,899         $453,258
                                                                                       ================  ===============
     Average liabilities and equity of continuing operations                                 $288,669         $226,223
     Average customer deposits allocated to discontinued operations                           103,305          199,727
     Average warehouse lines of credit of discontinued operations                               1,925           27,308
                                                                                       ----------------  ---------------
     Total average liabilities and equity                                                    $393,899         $453,258
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

Comparison of Operating Results for the Three Months Ended June 30, 2000 and June 30, 1999

     General

         For the quarter, the Company reported a loss from continuing operations of $1.8 million, or $0.11 per diluted share, compared with income from continuing operations of $550,000, or $0.03 per diluted share for the same period a year ago. Including discontinued operations, the Company reported a net loss of $5.1 million, or $0.31 per diluted share, compared with net income of $495,000, or $0.03 per diluted share, for the same period a year ago.

         Contributing to the 2000 second quarter net loss were two charges relating to the Company's subprime mortgage activities that were discontinued during early 2000.

         A pre-tax charge of $5.0 million, approximately $3.1 million on an after-tax basis, was recorded during the 2000 second quarter to write-down the value of the Company's residual interests arising from its 1999-1 subprime mortgage securitization. The Company increased the prepayment and loss assumptions related to this securitization as a result of actual experience that was higher than previously estimated.

         The Company also recorded a charge of $3.3 million, on an after-tax basis, in the 2000 second quarter in connection with a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value. This write-down was a result of price deterioration primarily in the Company's subprime non-performing mortgage portfolio and, to a lesser extent, from credit losses associated with other performing subprime mortgage loans.

         Auto contracts purchased increased from $30.4 million for the three months ended June 30, 1999 to $42.7 million for the three months ended June 30, 2000, while insurance premium finance originations decreased from $27.3 million for the three months ended June 30, 1999 to $21.8 million for the three months ended June 30, 2000.

     Interest Income

         Interest income increased from $7.0 million for the three months ended June 30, 1999 to $10.6 million for the three months ended June 30, 2000, due primarily to a $116.3 million increase in average interest earning assets, partially offset by a 0.83% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $39.3 million and investment securities, which increased $95.7 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in the Company's liquidity, reflecting the proceeds received from the sale of loans of the discontinued mortgage business.

        The decline in the average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans. Average securities, with an average yield of 6.57%, comprised 45.3% of average interest earning assets at June 30, 2000 compared to 22.4% of average interest earning assets at June 30, 1999.

     Interest Expense

         Interest expense increased from $1.5 million for the three months ended June 30, 1999 to $3.4 million for the three months ended June 30, 2000, due to a $122.6 million increase in average interest bearing liabilities and a 0.65% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $120.2 million during the quarter ended June 30, 1999 to $234.6 million during the quarter ended June 30, 2000. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the year ago quarter, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits increased from 4.80% for the three months ended June 30, 1999 to 5.38% for the three months ended June 30, 2000, generally as a result of an increase in market interest rates and the repricing of deposits to these higher market rates.

     Provision for Loan Losses

         Provision for loan losses was $5,000 for the three months ended June 30, 2000 compared to $199,000 for the three months ended June 30, 1999. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $17.8 million at June 30, 2000 compared with $12.5 million at June 30, 1999, representing 10.07% of loans held for investment at June 30, 2000 and 8.01% at June 30, 1999. Annualized net charge-offs to average loans were 3.23% for the three months ended June 30, 2000 compared with 2.24% for the three months ended June 30, 1999.

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

     Non-interest Income

         Non-interest income decreased $5.0 million from $254,000 for the three months ended June 30, 1999 to a loss of $4.8 million for the three months ended June 30, 2000 as a result a $5.0 million pre-tax write-down of the value of residual interests in securitizations. The write-down principally resulted from increasing the prepayment and loss assumptions related to the 1999-1 subprime mortgage securitization as a result of actual experience that was higher than previously estimated.

     Non-interest Expense

         Non-interest expense increased $910,000 from $4.6 million for the three months ended June 30, 1999 to $5.5 million for the three months ended June 30, 2000. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 124 employees in 18 offices, as of June 30, 1999, to 172 employees in 24 offices, as of June 30, 2000.

     Income Taxes

         Income taxes decreased $1.5 million from $384,000 for the three months ended June 30, 1999 to a benefit of $1.2 million for the three months ended June 30, 2000. This decrease occurred as a result of a $3.9 million decrease in income from continuing operations before income taxes between the two periods and a decrease in the effective tax rate from 41.1% for the three months ended June 30, 1999 to 38.8% for the three months ended June 30, 2000. The decline in the effective tax rate reflects the limitation on the use of taxable net operating losses in California.

     Discontinued Operations -- Mortgage Finance

         As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations. All related operating activity of the mortgage operations has been reclassified and reported as discontinued operations in the Company's consolidated financial statements. In connection with the wind down of these operations, the Company originated $189,000 in mortgage loans during the second quarter of 2000 compared with $254.7 million during the comparable quarter of 1999. Loan sales in the second quarter of 2000 were $32.3 million, which contributed to the decline in loans held for sale from $56.7 million at March 31, 2000 to $20.7 million at June 30, 2000.

         A loss from discontinued operations, net of tax, of $54,000 was recorded in the second quarter of 1999 reflecting the operating activity for these operations during this period. All activities related to discontinued operations in the second quarter of 2000 were charged to the Company's discontinued operations reserve.

         A $3.3 million, net of tax, charge for the estimated loss on disposal of the Company's subprime mortgage finance business was recorded during the quarter ended June 30, 2000. The estimated loss on disposal includes a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value as a result of price deterioration primarily in the subprime non-performing mortgage portfolio and, to a lesser extent, from credit losses associated with other performing subprime mortgage loans. No such charge was recorded during the prior year quarter.

         In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $61.6 million and $191.7 million for the three months ended June 30, 2000 and 1999, respectively, and average warehouse lines of credit of $690,000 and $30.4 million for the three months ended June 30, 2000 and 1999, respectively, to the discontinued mortgage operations in computing interest expense.

Comparison of Operating Results for the Six Months Ended June 30, 2000 and June 30, 1999

     General

         For the six months ended June 30, 2000, the Company reported a loss from continuing operations of $823,000, or $0.05 per diluted share. This compares with income from continuing operations of $1.2 million, or $0.06 per diluted share, for the comparable period a year ago. Including discontinued operations, the Company reported a net loss of $4.1 million, or $0.25 per diluted share, for the six months ended June 30, 2000, compared with net income of $1.3 million, or $0.07 per diluted share, for the same period a year ago.

         Contributing to the six month period net loss were two charges relating to the Company's subprime mortgage activities that were discontinued during early 2000.

         A pre-tax charge of $5.0 million, approximately $3.1 million on an after-tax basis, was recorded during the 2000 second quarter to write-down the value of the Company's residual interest arising from its 1999-1 subprime mortgage securitization. The Company increased the prepayment and loss assumptions related to this securitization as a result of actual experience that was higher than previously estimated.

         The Company also recorded a charge of $3.3 million, on an after-tax basis, in the 2000 second quarter in connection with a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value. This write-down was a result of further price deterioration primarily in the Company's subprime non-performing mortgage portfolio and, to a lesser extent, from credit losses associated with other performing subprime mortgage loans.

         Auto contracts purchased increased from $58.5 million for the six months ended June 30, 1999 to $83.0 million for the six months ended June 30, 2000, while insurance premium finance originations decreased from $60.8 million for the six months ended June 30, 1999 to $46.8 million for the six months ended June 30, 2000.

     Interest Income

         Interest income increased from $13.7 million for the six months ended June 30, 1999 to $19.0 million for the six months ended June 30, 2000, due primarily to a $64.1 million increase in average interest earning assets and a 0.52% increase in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were automobile installment contracts, which increased $38.3 million and securities, which increased $49.9 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was a result of an increase in the Company's liquidity, reflecting the proceeds received from the sale of loans of the discontinued mortgage business.

         The improvement in the average yield on interest earning assets was principally due to an increased concentration of higher yielding loans in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. Average automobile installment contracts, with an average yield of 23.20%, comprised 44.0% of average interest earning assets at June 30, 2000 compared to 38.7% of average interest earning assets at June 30, 1999. Also contributing to the increase in the average yield was an increase in the yield on securities from 4.55% during the six months ended June 30, 1999 to 6.47% during the six months ended June 30, 2000.

     Interest Expense

         Interest expense increased from $3.0 million for the six months ended June 30, 1999 to $5.1 million for the six months ended June 30, 2000, due to a $68.5 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $120.7 million during the six months ended June 30, 1999 to $190.5 million during the six months ended June 30, 2000. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the year ago period, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits increased for the six months ended June 30, 1999 from 4.69% to 5.11% for the comparable period in 2000, generally as a result of an increase in market interest rates and the repricing of deposits to these higher market rates.

     Provision for Loan Losses

         Provision for loan losses was $77,000 for the six months ended June 30, 2000 compared to $271,000 for the six months ended June 30, 1999. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $17.8 million at June 30, 2000 compared with $12.5 million at June 30, 1999, representing 10.07% of loans held for investment at June 30, 2000 and 8.01% at June 30, 1999. Annualized net charge-offs to average loans were 2.78% for the six months ended June 30, 2000, compared with 2.68% for the six months ended June 30, 1999.

         In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses.

         A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. The Company reports its loans held for sale at the lower of cost of market value, accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

     Non-interest Income

         Non-interest income decreased $5.1 million, from $534,000 for the six months ended June 30, 1999 to a loss of $4.5 million for the six months ended June 30, 2000 as a result of a $5.0 million pre-tax write-down of the value of residual interests in securitizations. The write-down principally resulted from increasing the prepayment and loss assumptions related to the 1999-1 subprime mortgage securitization as a result of actual experience that was higher than previously estimated.

     Non-interest Expense

         Non-interest expense increased $1.6 million, from $9.0 million for the six months ended June 30, 1999 to $10.6 million for the six months ended June 30, 2000. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 124 employees in 18 offices, as of June 30, 1999 to 172 employees in 24 offices, as of June 30, 2000.

     Income Taxes

         Income taxes decreased $1.3 million, from $807,000 for the six months ended June 30, 1999 to a benefit of $466,000 for the six months ended June 30, 2000. This decrease occurred as a result of a $3.3 million decrease in income from continuing operations before income taxes between the two periods and a decrease in the effective tax rate from 41.1% for the six months ended June 30, 1999 to 36.2% for the six months ended June 30, 2000. The decline in the effective tax rate reflects the limitation on the use of taxable net operating losses in California.

     Discontinued Operations -- Mortgage Finance

         As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations. In connection with the wind down of these operations, the Company originated $76.4 million in mortgage loans during the first six months of 2000 compared with $462.4 million during the comparable period of 1999. Loan sales in the first six months of 2000 were $181.1 million, which contributed to the decline in loans held for sale from $136.5 million at December 31, 1999 to $20.7 million at June 30, 2000.

         Income from discontinued operations, net of tax, was $141,000 in the first six months of 1999 reflecting the operating activity for these operations during this period. All activities related to discontinued operations in the first six months of 2000 were charged to the Company's discontinued operations reserve.

         A $3.3 million, net of tax, charge for the estimated loss on disposal of the Company's subprime mortgage origination business was recorded during the six months ended June 30, 2000. The estimated loss on disposal includes a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value as a result of price deterioration primarily in the subprime non-performing mortgage portfolio and, to a lesser extent, from credit losses associated with other performing subprime mortgage loans. No such charge was recorded during the prior year period.

         In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $103.3 million and $199.7 million for the six months ended June 30, 2000 and 1999, respectively, and average warehouse lines of credit of $1.9 million and $27.3 million for the six months ended June 30, 2000 and 1999, respectively, to the discontinued mortgage operations in computing interest expense.

Comparison of Financial Condition at June 30, 2000 and December 31, 1999

         Total assets decreased $19.7 million, from $438.3 million at December 31, 1999 to $418.6 million at June 30, 2000. This decrease occurred primarily as a result of a $97.2 million decrease in loans, from $294.7 million at December 31, 1999 to $197.5 million at June 30, 2000, partially offset by an $80.9 million increase in cash and securities, from $100.3 million at December 31, 1999 to $181.2 million at June 30, 2000. The decrease in loans was comprised of a $115.8 million decrease in subprime mortgage loans as a result of the Company's closure of its subprime mortgage origination operations and a $2.5 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments, offset by an $23.9 million increase (net of unearned finance charges) in auto contracts.

         Cash and cash equivalents decreased $59.8 million, from $90.4 million at December 31, 1999 to $30.6 million at June 30, 2000. Securities available for sale increased from $9.9 million at December 31, 1999 to $140.6 million at June 30, 2000. Securities held to maturity were $10.0 million at June 30, 2000. There were no securities held to maturity at December 31, 1999. These increases reflected the reinvestment of the proceeds received from sales of loans of the discontinued mortgage business.

         Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The Company's residual interests were $15.6 million at June 30, 2000 compared to $21.2 million at December 31, 1999. These residual interests were recorded in connection with two mortgage loan securitizations completed in 1999. Valuations of the residual interests are based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. A $5.0 million pre-tax write-down of the value of residual interests in securitizations was recorded during the second quarter of 2000. The write-down reflects an increase in the prepayment and loss assumptions related to the 1999-1 securitization as a result of actual experience that was higher than previously estimated.

         Deposits increased $6.2 million, from $291.9 million at December 31, 1999 to $298.1 million at June 30, 2000. Retail deposits increased $7.5 million, from $276.2 million at December 31, 1999 to $283.7 million at June 30, 2000, reflecting the continued financing of the Company's automobile and insurance premium finance business segments through the Bank's five-branch network. Wholesale deposits decreased $1.3 million, from $15.8 million at December 31, 1999 to $14.5 million at June 30, 2000.

         Other interest bearing liabilities include warehouse lines of credit and Federal Home Loan Bank advances. Warehouse lines of credit were $54.4 million at December 31, 1999. There were no outstanding balances at June 30, 2000 as proceeds from sales of subprime mortgage loans were used to paydown outstanding balances. Outstanding Federal Home Loan Bank advances were $35 million at June 30, 2000. There were no outstanding Federal Home Loan Bank advances at December 31, 1999.

         Shareholders' equity decreased from $75.4 million at December 31, 1999 to $71.6 million at June 30, 2000, primarily as a result of a net loss of $4.1 million during the six months ended June 30, 2000.

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

         At March 31, 2000, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 7 basis points and would result in a $823,000 increase in the NPV of the Bank and a 200 basis point increase in interest rates was 40 basis points and would result in a $2.4 million decrease in the NPV of the Bank. At March 31, 2000, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

         The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                                          NPV as % of Portfolio
                                                Net Portfolio Value                          Value of Assets
                                    --------------------------------------------    ----------------------------------
Change in Rates                      $ Amount        $ Change        % Change         NPV Ratio           % Change
-------------------                 ------------    ------------    ------------    --------------     ---------------
                                                               (Dollars in thousands)
+300 bp                                 $52,758        $ (4,350)            -8%            13.23%              -78 bp
+200 bp                                  54,728          (2,380)            -4%            13.61%              -40 bp
+100 bp                                  56,229            (879)            -2%            13.88%              -13 bp
   0 bp                                  57,108              --              --            14.01%                  --
-100 bp                                  57,427             319             +1%            14.03%               +2 bp
-200 bp                                  57,931             823             +1%            14.08%               +7 bp
-300 bp                                  59,899           2,791             +5%            14.43%              +42 bp

Liquidity and Capital Resources

     General

         The Company's primary sources of funds have been deposits at the Bank, FHLB advances, financing under secured warehouse lines of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and the Company has always met or exceeded this requirement. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

         Sales and securitizations of loans were one of the primary sources of funds for the Company's subprime mortgage operations. Cash flows from sales and securitizations of loans were $178.4 million during the six months ended June 30, 2000 and $439.2 million during the six months ended June 30, 1999.

         Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 2000, such retail deposits were $283.7 million or 95.2% of total deposits.

         The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at June 30, 2000, wholesale deposits were $14.5 million or 4.8% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

         The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                                                                    December 31,
                                       June 30,             --------------------------------------------------------------
                                         2000                           1999                            1998
                             ------------------------------ -------------------------------- -----------------------------
                                                Weighted                       Weighted                         Weighted
                                                Average                         Average                          Average
                                 Balance          Rate          Balance          Rate            Balance          Rate
                            ---------------- -------------- --------------- ---------------- ---------------  ------------
                                                               (Dollars in thousands)
  Passbook accounts               $ 46,816          4.28%       $ 47,151             4.35%       $ 37,348          4.05%
  Checking accounts                 15,202          2.33%         16,764             2.02%         12,171          1.37%
  Certificates of deposit
     Under $100,000                167,036          5.97%        163,874             5.35%        194,396          5.40%
     $100,000 and over              69,025          6.18%         64,155             5.51%         77,753          5.32%
                             ---------------                ---------------                  ---------------
       Total                      $298,079          5.57%       $291,944             5.03%       $321,668          5.07%
                             ===============                ===============                  ===============

         The following table sets forth the time remaining until maturity for all CDs at June 30, 2000, December 31, 1999 and 1998.

                                                             June 30,             December 31,             December 31,
                                                               2000                   1999                     1998
                                                       ---------------------    ------------------     ---------------------
                                                                              (Dollars in thousands)
Maturity within one year                                           $230,976              $199,110                  $242,447
Maturity within two years                                             4,972                28,770                    29,548
Maturity within three years                                             113                   149                       154
                                                       ---------------------    ------------------     ---------------------
Total certificates of deposit                                      $236,061              $228,029                  $272,149
                                                       =====================    ==================     =====================

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

         At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $41.7 million, or 10.03% of total adjusted assets, which is above the required level of $6.2 million, or 1.5%; core capital of $41.7 million, or 10.03% of total adjusted assets, which is above the required level of $12.5 million, or 3.0%; and risk-based capital of $29.3 million, or 12.22% of risk-weighted assets, which is above the required level of $19.2 million, or 8.0%.

         As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" as of June 30, 2000.

         The Company has other sources of liquidity, including FHLB advances and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities, mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of June 30, 2000, the Bank's available borrowing capacity under this credit facility was $62.8 million.

         The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                                                 December 31,
                                                                   June 30,          -------------------------------------
                                                                     2000                 1999                 1998
                                                               ------------------    ----------------     ----------------
                                                                                 (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                         $35,000            $  2,300             $ 34,500
     Balance at end of period                                           35,000                  --                   --
     Average balance for period                                          7,142                   6               13,057
     Weighted average interest rate on balance at end of
       period                                                             6.68%                 --%                  --%
     Weighted average interest rate on average balance for
       period                                                             6.63%               5.84%                5.10%
Warehouse lines of credit
     Maximum month-end balance                                         $26,623            $159,342             $ 95,000
     Balance at end of period                                               --              54,415                   --
     Average balance for period                                          3,591              45,404               43,759
     Weighted average interest rate on balance at end of
       period                                                               --%               5.78%                  --%
     Weighted average interest rate on average balance for
       period                                                             6.53%               5.84%                6.01%

         The Company had no material contractual obligations or commitments for capital expenditures at June 30, 2000. At June 30, 2000, the Company had no outstanding commitments to originate loans, compared to $26.8 million at December 31, 1999.

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

Lending Activities

         Summary of Loan Portfolio. At June 30, 2000, the Company's loan portfolio constituted $197.5 million, or 47.2% of the Company's total assets, of which $176.8 million, or 89.5%, were held for investment and $20.7 million, or 10.5%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value. Subprime mortgage loans included in the table below are part of the Company's discontinued mortgage operations.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                                June 30,             December 31,          December 31,
                                                                  2000                   1999                  1998
                                                           ------------------    -------------------    ------------------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)
     Held for sale                                                 $     --               $     --              $ 18,289
     Held for investment                                             19,303                 21,835                14,039
                                                           ------------------    -------------------    ------------------
     Total mortgage loans                                            19,303                 21,835              $ 32,328
                                                           ------------------    -------------------    ------------------
Subprime mortgage loans
     Held for sale                                                   20,678                136,460               196,117
     Held for investment                                             15,183                 13,416                17,570
                                                           ------------------    -------------------    ------------------
     Total subprime mortgage loans                                   35,861                149,876               213,687
                                                           ------------------    -------------------    ------------------
     Total mortgage loans                                            55,164                171,711               246,015
                                                           ------------------    -------------------    ------------------
Consumer Loans
Automobile installment contracts                                    152,207                128,093                83,921
Insurance premium financing                                          29,447                 30,334                44,709
Other consumer loans                                                    743                    879                 1,245
                                                           ------------------    -------------------    ------------------
     Total consumer loans                                           182,397                159,306               129,875
                                                           ------------------    -------------------    ------------------
     Total loans                                                    237,561                331,017               375,890
Unearned discounts and premiums                                        (829)                  (954)                 (212)
Unearned finance charges                                            (21,430)               (21,181)              (17,371)
Allowance for loan losses                                           (17,802)               (14,139)              (10,183)
                                                           ------------------    -------------------    ------------------
     Total loans, net                                              $197,500               $294,743              $348,124
                                                           ==================    ===================    ==================

         Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at June 30, 2000 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                 June 30, 2000
                        -------------------------------------------------------------------------------------------------
                                      More Than 1   More Than 3    More Than 5     More Than
                         One Year       Year to       Years to       Years to      10 Years      More Than       Total
                          or Less       3 Years       5 Years        10 Years     to 20 Years     20 Years       Loans
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
                                                             (Dollars in thousands)
Mortgage loans held
   for investment          $     56       $    595      $    393        $ 2,607       $13,266        $17,569    $ 34,486
Mortgage loans held
   for sale                      --             --            38             --         2,449         18,191      20,678
Consumer loans               34,229         67,106        80,869            193            --             --     182,397
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
     Total                 $ 34,285       $ 67,701      $ 81,300        $ 2,800       $15,715        $35,760    $237,561
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

        At June 30, 2000, the Company had $648,000 in assets classified as special mention, $18.1 million of assets classified as substandard, $95,000 in assets classified as doubtful and no assets classified as loss.

        The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at June 30, 2000, December 31, 1999 and 1998.

Loan                 June 30,        % of Total      December 31,       % of Total      December 31,      % of Total
Delinquencies          2000            Loans             1999              Loans            1998            Loans
--------------    ---------------- --------------- ------------------ ---------------- ---------------- ---------------
                                                 (Dollars in thousands)
30 to 59 days            $ 2,088            1.1%            $ 3,071             1.0%          $ 9,743            2.8%
60 to 89 days              1,508            0.8%              2,443             0.8%            8,161            2.3%
90+ days                  15,511            7.9%             13,307             4.6%           11,424            3.3%
                  ---------------- --------------- ------------------ ---------------- ---------------- ---------------
Total                    $19,107            9.8%            $18,821             6.4%          $29,328            8.4%
                  ================ =============== ================== ================ ================ ===============

         Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. The Company does not generally modify, extend or rewrite loans and at June 30, 2000 had no troubled debt restructured loans.

         The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums, unearned finance charges and specific loss reserves) at June 30, 2000, December 31, 1999 and 1998.

                                                                                                December 31,
                                                                     June 30,       -------------------------------------
                                                                       2000               1999                1998
                                                                 ------------------ ------------------  -----------------
                                                                                 (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                         $13,224             $15,825            $19,242
     Multi-family residential and commercial                                --                 100                214
     Consumer and other loans                                              645               1,060              1,168
                                                                 -----------------  ------------------ ------------------
          Total                                                        $13,869             $16,985            $20,624
                                                                 =================  ================== ==================

Nonaccrual loans as a percentage of
     Total loans held for investment                                        7.84%              10.73%             15.42%
     Total assets                                                           3.31%               3.88%              4.85%

Allowance for loan losses as a percentage of
     Total loans held for investment                                       10.07%               8.93%              7.62%
     Nonaccrual loans                                                     128.36%              83.24%             49.37%

         Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $2.7 million at June 30, 2000, $2.6 million at December 31, 1999 and $1.9 million at December 31, 1998, and consisted entirely of one to four family residential properties.

         Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                         At or For the
                                                            At or For the                 Year Ended
                                                          Six Months Ended                December 31,
                                                              June 30,        -------------------------------------
                                                                2000                1999               1998
                                                          ------------------  -----------------  ------------------
                                                                           (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                   $14,139           $ 10,183            $  6,487
     Provision for loan losses - continuing operations                77                432                 293
     Provision for loan losses - discontinued operations           2,396              7,376               5,560
     Charge-offs
          Mortgage loans                                          (1,287)            (7,525)             (4,536)
          Consumer loans                                          (2,672)            (4,395)             (3,793)
                                                          ------------------  -----------------  ------------------
                                                                  (3,959)           (11,920)             (8,329)
     Recoveries
          Mortgage loans                                              81                296                 452
          Consumer loans                                             169                414               1,138
                                                          ------------------  -----------------  ------------------
                                                                     250                710               1,590
                                                          ------------------  -----------------  ------------------
     Net charge-offs                                              (3,709)           (11,210)             (6,739)
     Acquisition discounts allocated to loss allowance             4,899              7,358               4,582
                                                          ------------------  -----------------  ------------------
Balance at end of period                                         $17,802           $ 14,139            $ 10,183
                                                          ==================  =================  ==================
     Annualized net charge-offs to average loans                    2.78%              2.89%               1.73%
     Ending allowance to period end loans, net                     10.07%              8.93%               7.62%

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

Cash Equivalents and Securities Portfolio

         The Company's cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

         The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                                                December 31,
                                                               June 30,           ------------------------------------------
                                                                 2000                   1999                    1998
                                                           ------------------     ------------------     -------------------
                                                                                (Dollars in thousands)
Balance at end of period
     Overnight deposits                                             $ 26,107               $ 85,500                $ 47,000
     U.S. agency securities                                          140,562                  9,918                      --
     Mutual funds                                                     10,000                     --                      --
                                                           ------------------     ------------------     -------------------
     Total                                                          $176,669               $ 95,418                $ 47,000
                                                           ==================     ==================     ===================

Weighted average yield at end of period
     Overnight deposits                                                6.67%                  3.25%                   3.00%
     U.S. agency securities                                            6.61%                  7.11%                     --%
     Mutual funds                                                      6.29%                    --%                     --%
Weighted average maturity at end of period
     Overnight deposits                                                1 day                  1 day                   1 day
     U.S. agency securities                                         8 months              62 months                      --
     Mutual funds                                                      1 day                     --                      --

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

     Need for Additional Financing

         The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company has funded its operations to date principally through deposits, FHLB advances, mortgage warehouse lines of credit, loan securitizations, and whole loan sales. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

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

     Discontinued Operations

         The Company discontinued its mortgage origination operations in December 1999 and recorded a loss on disposal of $6.2 million, net of tax, in its 1999 financial statements and $3.3 million, net of tax, during the second quarter of 2000. The loss was estimated based on the Company's plans for discontinuing these operations during the remainder of 2000. If the estimated loss on discontinued operations is higher than anticipated, additional charges may be required in subsequent periods' results of operations. If these charges are significant, they could have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Residual Interests in Securitizations

         The Company completed two securitizations during 1999, and as part of these securitizations has residual interests of $15.6 million at June 30, 2000. The residual interests are comprised of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Valuation of the retained interests in securitizations at each reporting period are based on discounted cash flow analyses using prepayment, default and interest rate assumptions that market participants would use for similar instruments. If actual prepayments and defaults in the securitizations are different than estimates used by the Company for valuing its retained interests, it could have a material adverse effect on the Company's financial conditions, results of operations and business prospects.

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

     Competition

         Each of the Company's businesses is highly competitive. Competition in the Company's markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company competes in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. The Company competes in the automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by the Company. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

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

     Changes in Interest Rates

         The Company's results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on the Company's net income. Further, a significant increase in market rates of interest could adversely affect demand for the Company's financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond the Company's control. The Company's liabilities generally have shorter terms and are more interest rate sensitive than its assets. Accordingly, changes in interest rates could have a material adverse effect on the profitability of the Company's lending activities. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk."

     Management of Growth

         The Company has experienced rapid growth in its automobile finance business. In addition, the Company may broaden its product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Management of Interest Rate Risk; and Factors That May Affect Future Results -- Dependence on Loan Sale and Securitization Markets."

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds.

          Not applicable

Item 3.   Defaults Upon Senior Securities.

          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders.

          At the Annual Meeting of the Company's shareholders, held on June 20, 2000, the shareholders considered the following proposals:

          I.   The election of four directors to serve terms of one year;

          II. The ratification of the selection of KPMG, LLP as the Company's independent auditors for 2000.

          Messrs. Ron Duncanson, John French, Edmund Kaufman and Daniel Villanueva were elected as directors of the Company with terms expiring in 2001. Messrs. Duncanson, French, Kaufman and Villanueva received approximately 16,284,000 shares For, no shares Against and 67,000 shares Abstained. Messrs. Guillermo Bron, Lawrence Grill and Luis Maizel continue to serve as directors with terms expiring in 2001.

          The approximate vote on the election of proposal II was 16,343,000 shares For, 3,000 shares Against and 5,000 shares Abstained.

Item 5.   Other Information.

          Not applicable


Item 6.   Exhibits and Reports on Form 8-K.

     (a)  List of Exhibits

          27.1     Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          United PanAm Financial Corp.



Date:    August 11, 2000             By:  /s/ Lawrence J. Grill
                                          ----------------------------------
                                          Lawrence J. Grill
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



         August 11, 2000             By:  /s/ Carol M. Bucci
                                          ----------------------------------
                                          Carol M. Bucci
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)