Form 10-Q
period 2000-09-30
UNITED PANAM FINANCIAL CORP
filed 2000-11-14
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 For the quarterly period ended September 30, 2000

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


The number of shares outstanding of the Registrant's Common Stock as of November 1, 2000 was 16,113,750 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                              SEPTEMBER 30, 2000

                                     INDEX


PART I.       FINANCIAL INFORMATION                                             Page
                                                                                ----
Item 1.       Financial Statements (unaudited)

              Consolidated Statements of Financial Condition as of
              September 30, 2000 and December 31, 1999                             1

              Consolidated Statements of Operations
              for the three and nine months ended September 30, 2000
              and September 30, 1999                                               2

              Consolidated Statements of Comprehensive Income
              for the three and nine months ended September 30, 2000
              and September 30, 1999                                               3

              Consolidated Statements of Cash Flows
              for the three and nine months ended September 30, 2000
              and September 30, 1999                                               4

              Notes to Consolidated Financial Statements                           6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       10

Item 3.       Quantitative and Qualitative Disclosures About Market Risk          30

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                   31

Item 2.       Changes in Securities and Use of Proceeds                           31

Item 3.       Defaults Upon Senior Securities                                     31

Item 4.       Other Information                                                   31

Item 5.       Exhibits and Reports on Form 8-K                                    31

PART I.                       FINANCIAL INFORMATION

Item 1.    Financial Statements.
           --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)


                                                                                           September 30,               December 31,
(Dollars in thousands, except per share data)                                                  2000                       1999
                                                                                         -----------------          ----------------
Assets
Cash and due from banks                                                                         $  5,539                   $  4,857
Short term investments                                                                            14,964                     85,500
                                                                                               ---------                 ----------
  Cash and cash equivalents                                                                       20,503                     90,357
Securities available for sale, at fair value                                                     172,673                      9,918
Securities held to maturity (fair value: $10,000)                                                 10,000                         --
Residual interests in securitizations, at fair value                                              10,106                     21,227
Loans, net                                                                                       185,461                    158,283
Loans held for sale                                                                                5,013                    136,460
Premises and equipment, net                                                                        1,472                      1,429
Federal Home Loan Bank stock, at cost                                                              2,750                      2,505
Accrued interest receivable                                                                        1,508                      1,501
Real estate owned, net                                                                             1,909                      2,590
Goodwill and other intangible assets                                                                  27                      1,736
Other assets                                                                                      15,739                     12,284
                                                                                               ---------                 ----------
     Total assets                                                                               $427,161                   $438,290
                                                                                               =========                 ==========
Liabilities and Shareholders' Equity
Deposits                                                                                        $302,507                   $291,944
Federal Home Loan Bank advances                                                                   45,000                         --
Warehouse lines of credit                                                                             --                     54,415
Accrued expenses and other liabilities                                                            11,746                     16,578
                                                                                               ---------                 ----------
     Total liabilities                                                                           359,253                    362,937
                                                                                               ---------                 ----------
Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,113,750 and 16,369,350 shares at
    September 30, 2000 and December 31, 1999, respectively                                        65,214                     65,249
Retained earnings                                                                                  2,758                     10,183
Unrealized loss on securities available for sale, net                                                (64)                       (79)
                                                                                               ---------                 ----------
     Total shareholders' equity                                                                   67,908                     75,353
                                                                                               ---------                 ----------
     Total liabilities and shareholders' equity                                                 $427,161                   $438,290
                                                                                               =========                 ==========

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                          Three Months               Nine Months
(Dollars in thousands, except per share data)                           Ended September 30,       Ended September 30,
                                                                    -------------------------  ------------------------
                                                                        2000          1999        2000         1999
                                                                    ----------     ----------  ----------    ----------
Interest Income
   Loans                                                                $ 8,969      $ 7,004     $ 25,024      $19,758
   Securities                                                             3,103          269        6,075        1,224
                                                                       --------     --------     --------     --------
        Total interest income                                            12,072        7,273       31,099       20,982
                                                                       --------     --------     --------     --------
Interest Expense
   Deposits                                                               3,763        1,335        8,605        4,138
   Federal Home Loan Bank advances                                          654            1          890            1
   Notes payable                                                             --           36           --          247
                                                                       --------     --------     --------     --------
       Total interest expense                                             4,417        1,372        9,495        4,386
                                                                       --------     --------     --------     --------
             Net interest income                                          7,655        5,901       21,604       16,596
   Provision for loan losses                                                 30           99          107          370
                                                                       --------     --------     --------     --------
             Net interest income after provision for loan losses          7,625        5,802       21,497       16,226
                                                                       --------     --------     --------     --------
Non-interest Income
   Loss on residual interests in securitizations                         (5,324)          --      (10,324)          --
   Service charges and fees                                                 153          174          460          553
   Loan related charges and fees                                             51            2          155           82
   Other income                                                              33           31           97          106
                                                                       --------     --------     --------     --------
       Total non-interest income                                         (5,087)         207       (9,612)         741
                                                                       --------     --------     --------     --------
Non-interest Expense
   Compensation and benefits                                              3,343        2,815        9,648        8,280
   Occupancy                                                                646          506        1,756        1,394
   Other                                                                  3,830        1,589        7,051        4,232
                                                                       --------     --------     --------     --------
       Total non-interest expense                                         7,819        4,910       18,455       13,906
                                                                       --------     --------     --------     --------
       Income (loss) from continuing operations before income taxes      (5,281)       1,099       (6,570)       3,061
Income taxes (benefit)                                                   (1,970)         452       (2,436)       1,259
                                                                       --------     --------     --------     --------
Income (loss) from continuing operations                                 (3,311)         647       (4,134)       1,802
                                                                       --------     --------     --------     --------
Income (loss) from discontinued operations, net of tax                       --       (2,471)          --       (2,330)
Loss on disposal of discontinued operations, net of tax                      --           --       (3,291)          --
                                                                       --------     --------     --------     --------
Net income (loss)                                                       $(3,311)     $(1,824)    $ (7,425)     $  (528)
                                                                       ========     ========     ========     ========
Earnings (loss) per share-basic:
     Continuing operations                                              $ (0.20)     $  0.04     $  (0.25)     $  0.11
                                                                       ========     ========     ========     ========
     Discontinued operations                                            $    --      $ (0.15)    $  (0.20)     $ (0.14)
                                                                       ========     ========     ========     ========
     Net income (loss)                                                  $ (0.20)     $ (0.11)    $  (0.45)     $ (0.03)
                                                                       ========     ========     ========     ========
     Weighted average shares outstanding                                 16,281       16,706       16,475       16,965
                                                                       ========     ========     ========     ========
Earnings (loss) per share-diluted:
     Continuing operations                                              $ (0.20)     $  0.04     $  (0.25)     $  0.10
                                                                       ========     ========     ========     ========
     Discontinued operations                                            $    --      $ (0.15)    $  (0.20)     $ (0.13)
                                                                       ========     ========     ========     ========
     Net income (loss)                                                  $ (0.20)     $ (0.11)    $  (0.45)     $ (0.03)
                                                                       ========     ========     ========     ========
     Weighted average shares outstanding                                 16,348       17,080       16,602       17,356
                                                                       ========     ========     ========     ========

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                         Three Months              Nine Months
(Dollars in thousands)                                               Ended September 30,       Ended September 30,
                                                                  -----------------------      -------------------
                                                                        2000         1999          2000       1999
                                                                  ------------- ---------      ---------- --------
Net income (loss)                                                    $(3,311)     $(1,824)      $(7,425)     $(528)
Other comprehensive income, net of tax:
    Unrealized loss on securities                                         54           --            15         --
                                                                    --------     --------      --------    -------

 Comprehensive income (loss)                                         $(3,257)     $(1,824)      $(7,410)     $(528)
                                                                    --------     --------      --------    -------

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                    Three Months                Nine Months
                                                                       Ended September 30,        Ended September 30,
                                                                   ------------------------       ---------------------
                                                                         2000          1999          2000          1999
                                                                   -------------- ---------       ---------- ----------
Cash Flows from Operating Activities
Net loss                                                             $ (3,311)    $  (1,824)    $  (7,425)    $    (528)

Adjustments to reconcile net loss
 to net cash provided by (used in) operating activities:
   Discontinued operations                                                 --         2,471         3,291         2,328
   Originations of loans held for sale                                     --      (249,382)      (76,368)     (718,187)
   Sales of loans held for sale                                        16,256       125,121       193,895       560,320
   Provision for loan losses                                               30            99           107           370
   Accretion of discount on loans                                          --           (76)           --          (162)
   Depreciation and amortization                                          339           301           985           911
   FHLB stock dividend                                                    (39)          (31)         (125)          (87)
   Increase in accrued interest receivable                               (179)       (1,654)           (7)       (1,337)
   Decrease in other assets                                             6,416         2,385        10,211         1,644
   (Decrease) increase in accrued expenses and other liabilities       (2,126)       (2,238)       (6,219)        3,077
   Amortization of discounts on securities                             (2,317)           --        (3,350)           --
   Other, net                                                              (1)           54            34           319
                                                                     --------     ---------     ---------     ---------
            Net cash provided by (used in) operating activities        15,068      (124,774)      115,029      (151,332)
                                                                     --------     ---------     ---------     ---------

Cash Flows from Investing Activities
   Purchase of securities, net of maturities                          (29,700)           --      (169,322)           --
   Repayments of mortgage loans                                         1,802         8,632        11,185        29,479
   Originations, net of repayments, of non-mortgage loans             (12,170)       (4,721)      (32,616)      (17,956)
   Purchase of premises and equipment                                    (219)         (186)         (577)         (862)
   Purchase of treasury stock                                            (454)       (1,033)         (454)       (3,395)
   Purchase of FHLB stock, net                                           (737)           --          (120)         (264)
   Proceeds from sales of real estate owned                             1,911         1,871         5,551         4,462
   Other, net                                                             (40)           52           322           192
                                                                     --------     ---------     ---------     ---------
     Net cash (used in) provided by investing activities              (39,607)        4,615      (186,031)       11,656
                                                                     --------     ---------     ---------     ---------
Cash Flows from Financing Activities
   Repayment of notes payable                                              --        (4,000)           --       (10,930)
   Net increase (decrease) in deposits                                  4,428        (6,404)       10,563       (23,780)
   Proceeds, net of repayments, from warehouse lines of credit             --       148,745       (54,415)      159,342
   Proceeds, net of repayments, from FHLB advances                     10,000            --        45,000            --
                                                                     --------     ---------     ---------     ---------
       Net cash provided by financing activities                       14,428       138,341         1,148       124,632
                                                                     --------     ---------     ---------     ---------

Net (decrease) increase in cash and cash equivalents                  (10,111)       18,182       (69,854)      (15,044)

Cash and cash equivalents at beginning of period                       30,614        18,985        90,357        52,211
                                                                     --------     ---------     ---------     ---------

Cash and cash equivalents at end of period                           $ 20,503     $  37,167     $  20,503     $  37,167
                                                                     ========     =========     =========     =========

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                               Three Months           Nine Months
                                                                  Ended September 30,    Ended September 30,
                                                               -----------------------  -----------------------
                                                                   2000       1999         2000        1999
                                                               ----------   ----------   ---------  ---------
Supplemental Disclosures of Cash Flow Information
     Cash paid for:

       Interest                                                     $4,640     $4,267     $12,803     $13,116
                                                                 =========  =========   =========   =========
       Taxes                                                        $   27     $   --     $   233     $    --
                                                                 =========  =========   =========   =========
Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            foreclosure of related mortgage loans                   $1,109     $3,001     $ 3,209     $ 5,839
                                                                 =========  =========   =========   =========


See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
            Three and Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

1.   Organization

     United PanAm Financial Corp. ("UFPC") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation into UFPC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. The Company, PAFI and the Bank are considered to be Hispanic owned. PAFI is a wholly-owned subsidiary of the Company, and the Bank is a wholly-owned subsidiary of PAFI. WorldCash Technologies, Inc. ("WorldCash") is a wholly-owned subsidiary of UPFC and is in the process of developing a money transfer business.

2.   Basis of Presentation

     Certain statements in this Quarterly Report on Form 10-Q, including statements regarding our strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; estimates involving discontinued operations; valuation of residual interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; rapid growth of our businesses; pricing of loans in the whole loan and securitization markets; dependence on whole loan sale markets; general economic conditions; and other risks identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC"). See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors That May Affect Future Results."

     The unaudited consolidated financial statements of UPFC include our subsidiaries, Pan American Financial, Inc., Pan American Bank, FSB and WorldCash Technologies, Inc. At this time, substantially all of our revenues are derived from the operations of the Bank and the Bank represents substantially all of our consolidated assets and liabilities as of September 30, 2000 and December 31, 1999. Significant inter-company accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X.
Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of our financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 1999.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Earnings Per Share From Continuing Operations

     Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 2000 and 1999:

                                                                       Three Months             Nine Months
(Dollars in thousands, except per share amounts)                    Ended September 30,     Ended September 30,
                                                                 -----------------------  ----------------------
                                                                     2000        1999        2000        1999
                                                                 -----------  ----------  ---------- -----------
Earnings (loss) per share from continuing operations - basic:
     Income (loss) from continuing operations                        $(3,311)    $   647     $(4,134)    $ 1,802
     Average common shares outstanding                                16,281      16,706      16,475      16,965
                                                                   =========    ========    ========    ========
     Earnings (loss) per share                                       $ (0.20)    $  0.04     $ (0.25)    $  0.11
                                                                   =========    ========    ========    ========
Earnings (loss) per share from continuing operations - diluted:
     Income (loss) from continuing operations                        $(3,311)    $   647     $(4,134)    $ 1,802
                                                                   =========    ========    ========    ========
     Average common shares outstanding                                16,281      16,706      16,475      16,965
     Add: Stock options                                                   67         374         127         391
                                                                   ---------    --------    --------    --------
     Average common shares outstanding - diluted                      16,348      17,080      16,602      17,356
                                                                   =========    ========    ========    ========
     Earnings (loss) per share                                       $ (0.20)    $  0.04     $ (0.25)    $  0.10
                                                                   =========    ========    ========    ========

4.   Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133, as amended by SFAS 137, is not expected to have a material impact on the results of operations or financial condition of UPFC.

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 is effective concurrently with SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 138 is not expected to have a material impact on the results of operations or financial condition of UPFC.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("Interpretation 44"), which provides guidance only for certain issues arising from the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Interpretation 44 is effective July 1, 2000, except as noted in the Interpretation, and is not expected to have a material impact on the results of operations or financial condition of UPFC.

     In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without change. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 is not expected to have a material impact on the results of our operations or our financial condition.

5.   Operating Segments

     UPFC has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a five-branch federal savings bank and is the principal funding source for our auto and insurance premium finance segments.

     The accounting policies of the segments are the same as those of UPFC except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

     UPFC's reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within our operations.

                                                             At or For Three Months Ended September 30, 2000
                                             ----------------------------------------------------------------------------
                                                                     Insurance
                                                   Auto               Premium
                                                  Finance             Finance             Banking               Total
                                             ---------------     ---------------     ---------------      ---------------
Net interest income                              $  5,666            $   647             $  1,342             $  7,655
Provision for loan losses                              --                 30                   --                   30
Non-interest income (1)                                61                 94               (5,242)              (5,087)
Non-interest expense (2)                            3,526                353                3,940                7,819
                                             ---------------     ---------------     ---------------      ---------------
Segment profit (loss), pre-tax                   $  2,201            $   358             $ (7,840)            $ (5,281)
                                             ===============     ===============     ===============      ===============
Total assets                                     $133,455            $30,289             $262,920             $426,664
                                             ===============     ===============     ===============      ===============

                                                            At or For Three Months Ended September 30, 1999
                                             ----------------------------------------------------------------------------
                                                                     Insurance
                                                   Auto               Premium
                                                  Finance             Finance             Banking               Total
                                             ---------------     ---------------     ---------------      ---------------
Net interest income                              $  3,934            $   616             $  2,658             $  7,208
Provision for loan losses                              --                 99                   --                   99
Non-interest income                                    54                107                  331                  492
Non-interest expense                                2,621                257                2,032                4,910
                                             ---------------     ---------------     ---------------      ---------------
Segment profit, pre-tax                          $  1,367            $   367             $    957             $  2,691
                                             ===============     ===============     ===============      ===============
Total assets                                     $ 92,098            $35,927             $113,247             $241,272
                                             ===============     ===============     ===============      ===============

                                                             At or For Nine Months Ended September 30, 2000
                                             ----------------------------------------------------------------------------
                                                                     Insurance
                                                   Auto               Premium
                                                  Finance             Finance             Banking               Total
                                             ---------------     ---------------     ---------------      ---------------
Net interest income                              $ 15,502            $ 1,840             $  4,262             $ 21,604
Provision for loan losses                              --                 53                   54                  107
Non-interest income (1)                               176                276              (10,064)              (9,612)
Non-interest expense (2)                            9,808              1,041                7,606               18,455
                                             ---------------     ---------------     ---------------      ---------------
Segment profit (loss), pre-tax                   $  5,870            $ 1,022             $(13,462)            $ (6,570)
                                             ===============     ===============     ===============      ===============
Total assets                                     $133,455            $30,289             $262,920             $426,664
                                             ===============     ===============     ===============      ===============

                                                             At or For Nine Months Ended September 30, 1999
                                             ----------------------------------------------------------------------------
                                                                     Insurance
                                                   Auto               Premium
                                                  Finance             Finance             Banking               Total
                                             ---------------     ---------------     ---------------      ---------------
Net interest income                              $ 10,474            $ 1,863             $  7,875             $ 20,212
Provision for loan losses                              --                370                   --                  370
Non-interest income                                   139                347                1,310                1,796
Non-interest expense                                7,220                704                5,882               13,806
                                             ---------------     ---------------     ---------------      ---------------
Segment profit, pre-tax                          $  3,393            $ 1,136             $  3,303             $  7,832
                                             ===============     ===============     ===============      ===============
Total assets                                     $ 92,098            $35,927             $113,247             $241,272
                                             ===============     ===============     ===============      ===============

(1) For the three and nine months ended September 30, 2000, non-interest income of the Banking segment includes write-downs of $5.3 million and $10.3 million, respectively, in residual interests in securitizations arising from subprime mortgage securitizations completed in 1999.
(2) For the three and nine months ended September 30, 2000, non-interest expense includes a write-down of $1.3 million in goodwill and a $700,000 provision for office relocation expenses.

     For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three and nine months ended September 30, 1999, segment results differ from the consolidated results because internal transfer pricing was used to allocate certain revenues or expenses from the mortgage segment to the banking segment. With the discontinuance of the mortgage operations, we ceased this internal allocation and, accordingly, there were no differences between segment results and consolidated results during the three and nine months ended September 30, 2000:

                                                                                    Three Months Ended          Nine Months Ended
                                                                                       September 30,              September  30,
                                                                               ---------------------------- -----------------------
                                                                                      2000           1999         2000         1999
                                                                               -------------  ------------- ------------ ----------
Net interest income for reportable segments                                       $  7,655       $  7,208     $ 21,604     $ 20,212
Net interest income allocated to discontinued operations                                --         (1,307)          --       (3,616)
                                                                               -------------  ------------- ------------ ----------
Consolidated net interest income                                                  $  7,655       $  5,901     $ 21,604     $ 16,596
                                                                               =============  ============= ============ ==========

Non-interest income for reportable segments                                       $ (5,087)      $    492     $ (9,612)    $  1,796
Non-interest income allocated to discontinued operations                                --           (285)          --       (1,055)
                                                                               -------------  ------------- ------------ ----------
Consolidated non-interest income                                                  $ (5,087)      $    207     $ (9,612)    $    741
                                                                               =============  ============= ============ ==========

Non-interest expense for reportable segments                                      $  7,819       $  4,910     $ 18,455     $ 13,806
Non-interest expense allocated to discontinued operations                               --             --           --          100
                                                                               -------------  ------------- ------------ ----------
Consolidated non-interest expense                                                 $  7,819       $  4,910     $ 18,455     $ 13,906
                                                                               =============  ============= ============ ==========

Segment profit for reportable segments                                            $ (5,281)      $  2,691     $ (6,570)    $  7,832
Loss allocated to discontinued operations                                               --         (1,592)          --       (4,771)
                                                                               -------------  ------------- ------------ ----------
Consolidated income from continuing operations before income taxes                $ (5,281)      $  1,099     $ (6,570)    $  3,061
                                                                               =============  ============= ============ ==========

Total assets of reportable segments                                               $426,664       $241,272     $426,664     $241,272
Total assets allocated to discontinued operations                                      497        308,713          497      308,713
                                                                               -------------  ------------- ------------ ----------
Consolidated total assets                                                         $427,161       $549,985     $427,161     $549,985
                                                                               =============  ============= ============ ==========

6.   Residual Interests in Securitizations

     UPFC classifies its residual interest in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. At September 30, 2000, residual interests in securitizations were $10.1 million compared with $21.2 million at December 31, 1999.

     Valuations of the residual interests in securitizations at each reporting period are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses commensurate with the risks involved. We use prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

     The assumptions used valuing the residual interests include prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, a discount rate of 15% and annual credit loss assumptions of 1.90% and 0.95% for the 1999-1 and 1999-2 residual interests, respectively. The fair market value of the 1999-1 residual interests also reflect an increase in the over-collateralization requirements as specified in the related securitization documents. Accordingly, all cashflows received in this securitization are being remitted to the senior certificate holders rather than to UPFC as the holder of the residual interests.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations.
         -------------

     Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.'s ("UPFC") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our limited operating history; loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our business in California; estimates involving our discontinued operations; valuation of our residual interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of UPFC's businesses; our dependence on whole loan sale markets; general economic conditions; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the "SEC").

General

  The Company

     UPFC is a diversified specialty finance company engaged primarily in acquiring and originating retail automobile installment sales contracts and insurance premium finance contracts financed by retail bank deposits. We market to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances and whole loan sales.

     UPFC commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. UPFC has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, we commenced our insurance premium finance business through a joint venture with BPN Corporation ("BPN") and in 1996, we commenced our automobile finance business.

     In December 1999, we closed our subprime mortgage finance operations to focus on the auto lending and insurance premium finance businesses. The subprime mortgage business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity is treated as discontinued operations for financial statement reporting purposes. For more information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Discontinued Operations - Mortgage Finance."

     During the second quarter of 2000, UPFC made an investment relating to the development of a money transfer service through its subsidiary, WorldCash. WorldCash's current plan is to develop a money transfer business initially dedicated to serving the Hispanic community. This investment has yet to have a material impact on our operations.

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

  Insurance Premium Finance

     In May 1995, the Bank entered into a joint venture with BPN under the name "ClassicPlan" (this is referred to as "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business insurance premiums in California, and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. UPFC does not sell or have the risk of underwriting the underlying insurance policy.

     As a result of BPN performing substantially all marketing and servicing activities, our role is primarily that of an underwriter and funder of loans. Therefore, IPF's income is generated primarily on a spread basis, supplemented by non-interest income generated from late payment and returned check fees. The Bank uses this income to cover the costs of underwriting and loan administration, including compensation, occupancy and data processing expenses.

  The Bank

     UPFC has funded its operations to date primarily through the Bank's deposits, FHLB advances, mortgage warehouse lines of credit, loan sales and mortgage loan securitizations. As of September 30, 2000, the Bank was a five-branch federal savings Bank with $302.5 million in deposits. The loans generated by our insurance premium and automobile finance businesses currently are funded and held by the Bank.

     The Bank generates spread income not only from loans originated or purchased by each of the principal businesses, but also from loans purchased from the RTC, from our remaining subprime mortgage loans, from the Bank's securities portfolio and from consumer loans originated by the Bank's retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

  Average Balance Sheets

     The following table sets forth information for the three and nine months ended September 30, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees which are considered adjustments to yields.

                                                                         Three Months Ended September 30,
                                           -----------------------------------------------------------------------------------------
                                                                  2000                                        1999
                                          ----------------------------------------------  ------------------------------------------
                                                                               Average                                     Average
(Dollars in thousands)                            Average                      Yield/         Average                      Yield/
                                               Balance(1)(2)    Interest(1)     Cost       Balance(1)(2)    Interest(1)     Cost
                                             ----------------  ------------- -----------  ---------------  -------------  ----------
Assets
Interest earning assets
   Securities                                $   189,732         $ 3,103          6.54%     $ 22,326          $  269          4.82%
   Mortgage loans, net(3)                         17,846             363          8.15%       23,336             537          9.20%
   IPF loans, net(4)                              29,573           1,186         16.05%       36,042           1,301         14.43%
   Automobile installment
    Contracts, net(5)                            127,576           7,420         23.26%       87,131           5,166         23.72%
                                             -----------      ----------                   ---------       ---------
      Total interest earning assets              364,727          12,072         13.24%      168,835           7,273         17.23%
                                                              ----------                                   ---------
Non-interest earnings assets                      32,625                                      37,652
                                             -----------                                   ---------
      Total assets                              $397,352                                    $206,487
                                             ===========                                   =========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                            $272,440         $ 3,763          5.49%     $108,437          $1,335          4.89%
   FHLB advances                                  40,000             654          6.51%           25               1          5.79%
   Notes payable                                      --              --            --         2,667              36          5.44%
                                             -----------      ----------                   ---------       ---------
      Total interest bearing liabilities         312,440           4,417          5.62%      111,129           1,372          4.90%
                                                              ----------                                   ---------
Non-interest bearing liabilities                  13,617                                      13,908
                                             -----------                                   ---------
      Total liabilities                          326,057                                     125,037
Equity                                            71,295                                      81,450
                                             -----------                                   ---------
      Total liabilities and equity              $397,352                                    $206,487
                                             ===========                                   =========
Net interest income before  provision
      for loan losses                                            $ 7,655                                      $5,901
                                                              ==========                                   =========
Net interest rate spread(6)                                                       7.62%                                      12.33%
Net interest margin(7)                                                            8.35%                                      13.87%
Ratio of interest earning assets to
      Interest bearing liabilities                                                 117%                                        152%

____________________
(1) The table above excludes average assets and liabilities of our mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations as follows:

                                                                                                  Three Months Ended September 30,
                                                                                                ----------------------------------
                                                                                                            2000              1999
                                                                                                ----------------    --------------
Average assets of continuing operations                                                                 $397,352          $206,487
Average mortgage loans of discontinued operations                                                         27,110           269,820
                                                                                                ----------------    --------------
Total average assets                                                                                    $424,462          $476,307
                                                                                                ================    ==============

Average liabilities and equity of continuing operations                                                 $397,352          $206,487
Average customer deposits allocated to discontinued operations                                            27,110           193,208
Average warehouse lines of credit of discontinued operations                                                  --            76,612
                                                                                                ----------------    --------------
Total average liabilities and equity                                                                    $424,462          $476,307
                                                                                                ================    ==============

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

                                                                         Nine Months Ended September 30,
                                           ---------------------------------------------------------------------------------------
                                                              2000                                            1999
                                           ---------------------------------------------------------------------------------------
                                                                               Average                                     Average
(Dollars in thousands)                          Average                        Yield/       Average                        Yield/
                                               Balance(1)(2)    Interest(1)     Cost       Balance(1)(2)    Interest(1)     Cost
                                           -----------------   -------------   ---------   --------------  -------------   -------
Assets
Interest earning assets
   Securities                                   $124,476         $ 6,075          6.51%     $ 35,391         $ 1,224          4.61%
   Mortgage loans, net(3)                         19,149           1,206          8.40%       29,213           1,907          8.70%
   IPF loans, net(4)                              29,849           3,484         15.56%       39,864           4,091         13.69%
   Automobile installment
    Contracts, net(5)                            116,751          20,334         23.22%       77,733          13,760         23.60%
                                           -------------       ---------                   ---------      ----------
      Total interest earning assets              290,225          31,099         14.29%      182,201          20,982         15.35%
                                                               ---------                                  ----------
Non-interest earnings assets                      34,673                                      37,443
                                           -------------                                   ---------
       Total assets                             $324,898                                    $219,644
                                           =============                                   =========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                            $217,840         $ 8,605          5.28%     $116,607         $ 4,138          4.75%
   FHLB advances                                  18,095             890          6.57%            8               1          5.85%
   Notes payable                                      --              --            --         6,558             247          5.02%
                                           -------------       ---------                   ---------      ----------
       Total interest bearing liabilities        235,935           9,495          5.38%      123,173           4,386          4.76%
                                                               ---------                                  ----------
Non-interest bearing liabilities                  14,442                                      15,014
                                           -------------                                   ---------
       Total liabilities                         250,377                                     138,187
Equity                                            74,521                                      81,457
                                           -------------                                   ---------
       Total liabilities and equity             $324,898                                    $219,644
                                           =============                                   =========
Net interest income before  provision
       for loan losses                                           $21,604                                     $16,596
                                                               =========                                  ==========
Net interest rate spread(6)                                                       8.91%                                      10.59%
Net interest margin(7)                                                            9.94%                                      12.18%
Ratio of interest earning assets to
       Interest bearing liabilities                                                123%                                        148%

___________________
(1) The table above excludes average assets and liabilities of our mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations as follows:

                                                                              Nine Months Ended September 30,
                                                                            ---------------------------------
                                                                                        2000             1999
                                                                            ----------------   --------------
    Average assets of continuing operations                                         $324,898         $219,644
    Average mortgage loans of discontinued operations                                 81,584          241,297
                                                                            ----------------   --------------
    Total average assets                                                            $406,482         $460,941
                                                                            ================   ==============

    Average liabilities and equity of continuing operations                         $324,898         $219,644
    Average customer deposits allocated to discontinued operations                    79,190          197,554
    Average warehouse lines of credit of discontinued operations                       2,394           43,743
                                                                             ----------------   --------------
    Total average liabilities and equity                                            $406,482         $460,941
                                                                             ===============   ===============

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

Comparison of Operating Results for the Three Months Ended September 30, 2000 and September 30, 1999

  General

     For the quarter, we reported a loss from continuing operations of $3.3 million, or $0.20 per diluted share, compared with income from continuing operations of $647,000, or $0.04 per diluted share for the same period a year ago. Including discontinued operations, we reported a net loss of $3.3 million, or $0.20 per diluted share, compared with a net loss of $1.8 million, or $0.11 per diluted share, for the same period a year ago. Auto contracts purchased increased from $33.7 million for the three months ended September 30, 1999 to $45.3 million for the three months ended September 30, 2000, while insurance premium finance originations decreased from $24.5 million for the three months ended September 30, 1999 to $24.3 million for the three months ended September 30, 2000.

     Contributing to our 2000 third quarter net loss were three charges totaling $7.3 million described below.

     We recorded a pre-tax charge of $5.3 million during the 2000 third quarter to write-down the value of our residual interests arising from our 1999 subprime mortgage securitizations. This write-down resulted from a number of factors including; continued high levels of delinquent loans and charge-offs; increases in the over-collateralization requirements, as specified in the securitization documents; and interest rate increases passed-through to the senior certificate holders. In accordance with our policy, residual interests in securitizations are classified as trading securities and recorded at fair market value.

     We also recorded a pre-tax charge of $1.3 million, in the 2000 third quarter, in connection with a write-down of goodwill arising from our 1998 purchase of Norwest Financial Coast's insurance premium finance operations. The write-down reflects impairment in the value of this goodwill as a result of a decline in future benefits expected to be received from this acquisition and a change in market conditions involving a decline in loans outstanding. Most of this decline is a result of lower insurance premiums in California and significant competition from direct bill payment programs utilized by insurance companies, which has reduced the amount of premiums available for financing.

     During the 2000 third quarter, we also recorded a pre-tax provision of $700,000 for the relocation of our corporate and executive offices from San Mateo, California to Orange County, California. This provision includes primarily severance costs for those individuals not expected to relocate. UPFC is relocating its executive offices, as our existing lease is expiring and this move will enable us to eliminate some redundant operations by combining the corporate offices with those of our auto lending business.

  Interest Income

     Our interest income increased from $7.3 million for the three months ended September 30, 1999 to $12.1 million for the three months ended September 30, 2000, due primarily to a $195.9 million increase in average interest earning assets, partially offset by a 3.99% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $40.4 million and investment securities, which increased $167.4
million.   The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was a result of an increase in our liquidity, reflecting the proceeds received from the sale of loans of the discontinued mortgage business.

     The decline in the average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans. Average securities, with an average yield of 6.54%, comprised 52.0% of our average interest earning assets at September 30, 2000 compared to 13.2% of our average interest earning assets at September 30, 1999.

  Interest Expense

     Our interest expense increased from $1.4 million for the three months ended September 30, 1999 to $4.4 million for the three months ended September 30, 2000, due to a $201.3 million increase in average interest bearing liabilities and a 0.72% increase in the weighted average interest rate on interest bearing liabilities. The largest component of growth in our average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $108.4 million during the quarter ended September 30, 1999 to $272.4 million during the quarter ended September 30, 2000. The increase in average deposits was due primarily to the reallocation of deposits to continuing operations compared to the year ago quarter, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits increased from 4.89% for the three months ended September 30, 1999 to 5.49% for the three months ended September 30, 2000, generally as a result of an increase in market interest rates and the repricing of deposits to these higher market rates.

  Provision for Loan Losses

     Our provision for loan losses was $30,000 for the three months ended September 30, 2000 compared to $99,000 for the three months ended September 30, 1999. The provision for loan losses reflects estimated losses associated with our insurance premium finance business. The total allowance for loan losses was $16.8 million at September 30, 2000 compared with $13.5 million at September 30, 1999, representing 9.07% of loans held for investment at September 30, 2000 and 8.46% at September 30, 1999. Annualized net charge-offs to average loans were 6.94% for the three months ended September 30, 2000 compared with 2.57% for the three months ended September 30, 1999. The increase is due to higher charge-offs from subprime mortgage loan sales in connection with the wind-down of our discontinued mortgage operations.

     In addition to provision for losses, our allowance for loan losses is also increased by an allocation of acquisition discounts related to the purchase of automobile installment contracts. We allocate the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses.

     A provision for loan losses is charged to operations based on our regular evaluation of loans held for investment and the adequacy of allowance for loan losses. We report loans held for sale at the lower of cost or market value, accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $5.3 million from $207,000 for the three months ended September 30, 1999 to a loss of $5.1 million for the three months ended September 30, 2000 as a result of a $5.3 million pre-tax write-down of the value of residual interests in securitizations. The write-down resulted from a number of factors including; continued high levels of delinquent loans and charge-offs; increases in the over-collateralization requirements, as specified in the securitization documents; interest rate increases passed-through to the senior certificate holders.

  Non-interest Expense

     Non-interest expense increased $2.9 million from $4.9 million for the three months ended September 30, 1999 to $7.8 million for the three months ended September 30, 2000. The increase in non-interest expense was driven primarily by a pre-tax charge of $1.3 million in connection with the write-down of goodwill arising from the 1998 purchase of Norwest Financial Coast's insurance premium finance operations and a $700,000 pre-tax provision for the relocation of certain of our offices. The goodwill write-down reflects impairment as a result of a decline in expected future benefits due to a change in market conditions involving a decline in loans outstanding. Most of this decline is a result of lower insurance premiums in California and significant competition from direct bill payment programs utilized by insurance companies, which has reduced the amount of premiums available for financing. The provision for office relocation expenses (consisting primarily of severance costs) is attributable to the move of the corporate and executive offices from San Mateo, California to Orange County, California. In addition, there was an increase in salaries, employee benefit costs and occupancy expenses of approximately $900,000 associated with the planned growth of the auto finance business segment. During the last 12 months, we expanded our automobile finance operations, resulting in an increase from 131 employees in 18 offices, as of September 30, 1999, to 182 employees in 27 offices, as of September 30, 2000.

  Income Taxes

     Income taxes decreased $2.4 million from $452,000 for the three months ended September 30, 1999 to a benefit of $2.0 million for the three months ended September 30, 2000. This decrease occurred as a result of a $6.4 million decrease in income from continuing operations before income taxes between the two periods and a decrease in the effective tax rate from 41.1% for the three months ended September 30, 1999 to 37.3% for the three months ended September 30, 2000. The decline in the effective tax rate reflects the limitation on the use of taxable net operating losses in California.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, we discontinued our subprime mortgage origination operations. All related operating activity of the mortgage operations has been reclassified and reported as discontinued operations in our consolidated financial statements. In connection with the wind-down of these operations, loan sales in the third quarter of 2000 were $19.5 million, compared with $130.6 million during the comparable quarter of 1999. We did not originate subprime mortgage loans during the quarter ended September 30, 2000 as compared with the same quarter a year ago in which $249.4 million of subprime mortgage loans were originated.

     A loss from discontinued operations, net of tax, of $2.5 million was recorded in the third quarter of 1999 reflecting the operating activity for these operations during this period. During the second quarter of 2000, a charge of $3.3 million, net of tax, was recorded related to loss on disposal of our subprime mortgage finance business. This was in addition to a charge of $6.2 million, net of tax, included in our 1999 results of operations. Included in our statement of financial condition as of September 30, 2000, is a reserve of $4.5 million related to the estimated remaining costs of discontinuing the subprime mortgage operations. If actual costs of disposal are higher than anticipated, additional charges may be required in subsequent periods' results of operations. All activities related to discontinued operations in the third quarter of 2000 were charged to the discontinued operations reserve.

     In determining net interest income charged to discontinued operations, we included all interest income from our mortgage finance business less an allocation for interest expense. We allocated average deposits of $27.1 million for the three months ended September 30, 2000 and $193.2 million for the three months ended September 30, 1999, and average warehouse lines of credit of $76.6 million for the three months ended September 30, 1999, to the discontinued mortgage operations in computing interest expense.

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and September 30, 1999

  General

     For the nine months ended September 30, 2000, we reported a loss from continuing operations of $4.1 million, or $0.25 per diluted share. This compares with income from continuing operations of $1.8 million, or $0.10 per diluted share, for the comparable period a year ago. Including discontinued operations, we reported a net loss of $7.4 million, or $0.45 per diluted share, for the nine months ended September 30, 2000, compared with a net loss of $528,000, or $0.03 per diluted share, for the same period a year ago. Auto contracts purchased increased from $92.2 million for the nine months ended September 30, 1999 to $128.3 million for the nine months ended September 30, 2000, while insurance premium finance originations decreased from $85.4 million for the nine months ended September 30, 1999 to $71.2 million for the nine months ended September 30, 2000.

     Contributing to our nine-month period net loss in 2000 were four charges described below.

     We recorded pre-tax charges totaling $10.3 million during the 2000 second and third quarters to write-down the value of our residual interests arising from our subprime mortgage securitizations. These write-downs resulted from a number of factors including; continued high levels of delinquent loans and charge-offs; increases in the over-collateralization requirements, as specified in the securitization documents; interest rate increases passed-through to the senior certificate holders; and a change in prepayment assumptions as a result of actual experience that was different than previous estimates. In accordance with our policy, residual interests in securitizations are classified as trading securities and recorded at fair market value.

     We also recorded a pre-tax charge of $1.3 million, in the 2000 third quarter, in connection with a write-down of the goodwill arising from our 1998 purchase of Norwest Financial Coast's insurance premium finance operations. The write-down reflects impairment in the value of this goodwill and a decline in future benefits expected to be received from this acquisition as a result of a change in market conditions involving a decline in loans outstanding. Most of this decline is a result of lower insurance premiums in California and significant competition from direct bill programs utilized by insurance companies.

     During the 2000 third quarter, we also recorded a pre-tax provision of $700,000 for the relocation of our corporate and executive offices from San Mateo, California to Orange County, California. This provision includes primarily severance costs for those individuals not expected to relocate.

     In the 2000 second quarter, we recorded a charge of $3.3 million on an after-tax basis in connection with a write-down of our remaining subprime mortgage loan portfolio to estimated market value. This write-down was a result of further price deterioration primarily in our subprime non-performing mortgage portfolio and, to a lesser extent, from credit losses associated with other performing subprime mortgage loans.

  Interest Income

     Our interest income increased from $21.0 million for the nine months ended September 30, 1999 to $31.1 million for the nine months ended September 30, 2000, due primarily to a $108.0 million increase in average interest earning assets partially offset by a 1.06% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $39.0 million and securities, which increased $89.1 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was a result of an increase in our liquidity, reflecting the proceeds received from the sale of loans of the discontinued mortgage business.

     The decline in the average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans. Average securities, with an average yield of 6.51%, comprised 42.9% of our average interest earning assets at September 30, 2000 compared to 19.4% of our average interest earning assets at September 30, 1999.

  Interest Expense

     Our interest expense increased from $4.4 million for the nine months ended September 30, 1999 to $9.5 million for the nine months ended September 30, 2000, due primarily to a $112.8 million increase in average interest bearing liabilities. The largest component of growth in our average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $116.6 million during the nine months ended September 30, 1999 to $217.8 million during the nine months ended September 30, 2000. The increase in average deposits was due primarily to the reallocation of deposits to continuing operations compared to the year ago period, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits increased for the nine months ended September 30, 1999 from 4.75% to 5.28% for the comparable period in 2000, generally as a result of an increase in market interest rates and the repricing of deposits to these higher market rates.

  Provision for Loan Losses

     Our provision for loan losses was $107,000 for the nine months ended September 30, 2000 compared to $370,000 for the nine months ended September 30, 1999. The provision for loan losses reflects estimated losses associated with the insurance premium finance business. The total allowance for loan losses was $16.8 million at September 30, 2000 compared with $13.5 million at September 30, 1999, representing 9.07% of loans held for investment at September 30, 2000 and 8.46% at September 30, 1999. Annualized net charge-offs to average loans were 3.95% for the nine months ended September 30, 2000, compared with 2.64% for the nine months ended September 30, 1999.

     In addition to provision for losses, our allowance for loan losses is also increased by an allocation of acquisition discounts related to the purchase of automobile installment contracts. We allocate the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses.

     A provision for loan losses is charged to operations based on our regular evaluation of loans held for investment and the adequacy of allowance for loan losses. We report loans held for sale at the lower of cost or market value, accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $10.4 million, from $741,000 for the nine months ended September 30, 1999 to a loss of $9.6 million for the nine months ended September 30, 2000 as a result of a $10.3 million pre-tax write-down of the value of residual interests in securitizations. The write-down resulted from a number of factors including; continued high levels of delinquent loans and charge-offs; increases in the over-collateralization requirements, as specified in the securitization documents; interest rate increases passed-through to the senior certificate holders; and a change in prepayment assumptions as a result of actual experience that was different than previous estimates.

  Non-interest Expense

     Non-interest expense increased $4.6 million, from $13.9 million for the nine months ended September 30, 1999 to $18.5 million for the nine months ended September 30, 2000. The increase in non-interest expense was driven primarily by a pre-tax charge of $1.3 million in connection with the write-down of goodwill arising from the 1998 purchase of Norwest Financial Coast's insurance premium finance operations and a $700,000 pre-tax provision for the relocation of certain of our offices. The goodwill write-down reflects the impairment in the value of this goodwill because of a decline in expected future benefits due to a change in market conditions involving a decline in loans outstanding. Most of this decline is a result of lower insurance premiums in California and significant competition from direct bill payment programs utilized by insurance companies. The provision for office relocation expenses (consisting primarily of severance costs) is attributable to the move of the corporate and executive offices from San Mateo, California to Orange County, California. In addition, there was an increase in salaries, employee benefit costs and occupancy expenses of approximately $2.6 million associated with the planned growth of the auto finance business segment. During the last 12 months, the automobile finance operations were expanded, resulting in an increase from 131 employees in 18 offices, as of September 30, 1999 to 182 employees in 27 offices, as of September 30, 2000.

  Income Taxes

     Income taxes decreased $3.7 million, from $1.3 million for the nine months ended September 30, 1999 to a benefit of $2.4 million for the nine months ended September 30, 2000. This decrease occurred as a result of a $9.6 million decrease in income from continuing operations before income taxes between the two periods and a decrease in the effective tax rate from 41.1% for the nine months ended September 30, 1999 to 37.1% for the nine months ended September 30, 2000. The decline in the effective tax rate reflects the limitation on the use of taxable net operating losses in California.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, we discontinued our subprime mortgage origination operations. In connection with the wind-down of these operations, we originated $76.4 million in mortgage loans during the first nine months of 2000 compared with $711.8 million during the comparable period of 1999. Loan sales in the first nine months of 2000 were $200.6 million, which contributed to the decline in loans held for sale from $136.5 million at December 31, 1999 to $5.0 million at September 30, 2000.

     A loss from discontinued operations, net of tax, was $2.3 million in the first nine months of 1999 reflecting the operating activity for these operations during this period. During the second quarter of 2000, a charge of $3.3 million, net of tax, was recorded related to loss on disposal of our subprime mortgage finance business. This was in addition to a charge of $6.2 million, net of tax, included in our 1999 results of operations. Included in our statement of financial condition as of September 30, 2000, is a reserve of $4.5 million related to the estimated remaining costs of discontinuing the subprime mortgage operations. If actual costs of disposal are higher than anticipated, additional charges may be required in subsequent periods' results of operations. All activities related to discontinued operations in the first nine months of 2000 were charged to the discontinued operations reserve.

     In determining net interest income charged to discontinued operations, we included all interest income from our mortgage finance business less an allocation for interest expense. We allocated average deposits of $79.2 million for the nine months ended September 30, 2000 and $197.6 million for the nine months ended September 30, 1999, and average warehouse lines of credit of $2.4 million for the nine months ended September 30, 2000 and $43.7 million for the nine months ended September 30, 1999, to the discontinued mortgage operations in computing interest expense.

Comparison of Financial Condition at September 30, 2000 and December 31, 1999

     Our total assets decreased $11.1 million, from $438.3 million at December 31, 1999 to $427.2 million at September 30, 2000. This decrease occurred primarily as a result of a $104.2 million decrease in loans, from $294.7 million at December 31, 1999 to $190.5 million at September 30, 2000, partially offset by a $102.9 million increase in cash and securities, from $100.3 million at December 31, 1999 to $203.2 million at September 30, 2000. The decrease in loans was comprised of a $134.3 million decrease in subprime mortgage loans as a result of the closure of the subprime mortgage origination operations and a $3.5 million decrease in loans purchased from the RTC as a result of scheduled principal amortization and prepayments, offset by a $36.1 million increase (net of unearned finance charges) in auto contracts.

     Cash and cash equivalents decreased $69.9 million, from $90.4 million at December 31, 1999 to $20.5 million at September 30, 2000. Securities available for sale increased from $9.9 million at December 31, 1999 to $172.7 million at September 30, 2000. Securities held to maturity were $10.0 million at September 30, 2000. There were no securities held to maturity at December 31, 1999.
These increases reflected the reinvestment of the proceeds received from sales of loans of the discontinued mortgage business.

     Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Residual interests were $10.1 million at September 30, 2000 compared to $21.2 million at December 31, 1999. These residual interests were recorded in connection with two mortgage loan securitizations completed in 1999. Valuations of the residual interests are based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. Pre-tax write-downs of the value of residual interests in securitizations totaling $10.3 million were recorded during the second and third quarters of 2000. The write-downs resulted primarily from continued high levels of delinquent loans and charge-offs and changes in prepayment and interest rate assumptions.

     Deposits increased $10.6 million, from $291.9 million at December 31, 1999 to $302.5 million at September 30, 2000. Retail deposits increased $13.4 million, from $276.2 million at December 31, 1999 to $289.6 million at September 30, 2000, reflecting the continued financing of the automobile and insurance premium finance business segments. Wholesale deposits decreased $2.9 million, from $15.8 million at December 31, 1999 to $12.9 million at September 30, 2000.

     Other interest bearing liabilities include warehouse lines of credit and Federal Home Loan Bank advances. Warehouse lines of credit were $54.4 million at December 31, 1999. There were no outstanding balances at September 30, 2000 as proceeds from sales of subprime mortgage loans were used to paydown outstanding balances. Outstanding Federal Home Loan Bank advances were $45 million at September 30, 2000. There were no outstanding Federal Home Loan Bank advances at December 31, 1999.

     Shareholders' equity decreased from $75.4 million at December 31, 1999 to $67.9 million at September 30, 2000, primarily as a result of a net loss of $7.4 million during the nine months ended September 30, 2000.

Management of Interest Rate Risk

     The principal objective of our interest rate risk management program is to evaluate the interest rate risk inherent in our business activities, determine the level of appropriate risk given our operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, we seek to reduce the exposure of our operations to changes in interest rates. The Board of Directors reviews on a quarterly basis the asset/liability position of UPFC, including simulation of the effect on capital of various interest rate scenarios. UPFC's profits depend, in part, on the difference, or "spread," between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities which can be adversely affected by movements in interest rates. In addition, between the time we originate loans and investors' sales commitments are received, we may be exposed to interest rate risk to the extent that interest rates move upward or downward during the time the loans are held for sale.

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

     At June 30, 2000, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 2 basis points and would result in a $423,000 increase in the NPV of the Bank and a 200 basis point increase in interest rates was 25 basis points and would result in a $1.7 million decrease in the NPV of the Bank. At June 30, 2000, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. UPFC makes no representation as to the accuracy of this data.

                Interest Rate Sensitivity of Net Portfolio Value

                                                       NPV as % of Portfolio
                           Net Portfolio Value           Value of Assets
                      -----------------------------   ----------------------
     Change in Rates  $ Amount  $ Change   % Change   NPV Ratio   % Change
     ---------------  --------  --------   --------   ---------   --------
                                    (Dollars in thousands)
        +300 bp         57,711    $(2,984)     -5%      13.54%        -45 bp
        +200 bp         58,964     (1,731)     -3%      13.74%        -25 bp
        +100 bp         59,916       (779)     -1%      13.88%        -11 bp
           0 bp         60,695         --      --       13.99%            --
        -100 bp         60,743         48       0%      13.95%         -4 bp
        -200 bp         61,118        423      +1%      13.97%         -2 bp
        -300 bp         62,814      2,119      +3%      14.25%        +26 bp

Liquidity and Capital Resources

  General

     Our primary sources of funds have been deposits at the Bank, FHLB advances, financing under secured warehouse lines of credit, principal and interest payments on loans, cash proceeds from the sale or securitization of loans and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, UPFC has continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and we have always met or exceeded this requirement. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     Sales and securitizations of loans were one of the primary sources of funds for the subprime mortgage operations. Cash flows from sales and securitizations of loans were $196.7 million during the nine months ended September 30, 2000 and $566.8 million during the nine months ended September 30, 1999.

     Another source of funds consists of deposits obtained through the Bank's five retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At September 30, 2000, such retail deposits were $289.6 million or 95.7% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at September 30, 2000, wholesale deposits were $12.9 million or 4.3% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                                          September 30,                       December 31,
                                                            2000                                1999
                                                  -----------------------        -------------------------
                                                                 Weighted                        Weighted
                                                                  Average                         Average
                                                  Balance           Rate          Balance           Rate
                                                  ---------        ------        ---------      ---------
                                                                  (Dollars in thousands)
Passbook accounts                                  $ 45,283         4.31%        $ 47,151          4.35%
Checking accounts                                    13,533         2.16%          16,764          2.02%
Certificates of deposit
   Under $100,000                                   170,103         6.05%         163,874          5.35%
   $100,000 and over                                 73,588         6.28%          64,155          5.51%
                                                   --------                      --------
     Total                                         $302,507         5.67%        $291,944          5.03%
                                                   ========                      =========

     The following table sets forth the time remaining until maturity for all CDs at September 30, 2000 and December 31, 1999.

                                        September 30,        December 31,
                                           2000                 1999
                                         ----------          ------------
                                               (Dollars in thousands)
Maturity within one year                   $236,574              $199,110
Maturity within two years                     7,017                28,770
Maturity within three years                     100                   149
                                           --------              --------
Total certificates of deposit              $243,691              $228,029
                                           ========              ========


     Although the Bank has a significant amount of deposits maturing in less than one year, we believe that the Bank's current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates which may result in a higher cost of funds.

     At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $40.1 million, or 9.63% of total adjusted assets, which is above the required level of $6.2 million, or 1.5%; core capital of $40.1 million, or 9.63% of total adjusted assets, which is above the required level of $12.5 million, or 3.0%; and risk-based capital of $33.0 million, or 14.54% of risk-weighted assets, which is above the required level of $18.1 million, or 8.0%.

     Leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" as of September 30, 2000.

     UPFC has other sources of liquidity, including FHLB advances and its cash and securities portfolio. Through the Bank, we can obtain advances from the FHLB, collateralized by its securities, mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of September 30, 2000, the Bank's available borrowing capacity under this credit facility was $63.9 million.

  The following table sets forth certain information regarding our short-term borrowed funds at or for the periods ended on the dates indicated.

                                                                                   September 30,               December 31,
                                                                                       2000                       1999
                                                                              ----------------------      ---------------------
                                                                                           (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                                        $45,000                   $  2,300
     Balance at end of period                                                          45,000                         --
     Average balance for period                                                        18,095                          6
     Weighted average interest rate on balance at end of period                          6.59%                        --%
     Weighted average interest rate on average balance for period                        6.57%                      5.84%
Warehouse lines of credit
     Maximum month-end balance                                                        $26,623                   $159,342
     Balance at end of period                                                              --                     54,415
     Average balance for period                                                         2,394                     45,404
     Weighted average interest rate on balance at end of period                            --%                      5.78%
     Weighted average interest rate on average balance for period                        6.53%                      5.84%

  We had no material contractual obligations or commitments for capital expenditures at September 30, 2000. At September 30, 2000, we had no outstanding commitments to originate loans, compared to $26.8 million at December 31, 1999.

Lending Activities

  Summary of Loan Portfolio. At September 30, 2000, our loan portfolio constituted $190.5 million, or 44.6% of our total assets, of which $185.5 million, or 97.4%, were held for investment and $5.0 million, or 2.6%, were held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value. Subprime mortgage loans included in the table below are part of the discontinued mortgage operations.

  The following table sets forth the composition of our loan portfolio at the dates indicated.


                                                                                     September 30,                 December 31,
                                                                                         2000                          1999
                                                                               -----------------------       -----------------------
Consumer Loans
Automobile installment contracts                                                       $164,411                      $128,093
Insurance premium finance                                                                22,998                        23,846
Other consumer loans                                                                        628                           864
                                                                                     ----------                   -----------
     Total consumer loans                                                               188,037                       152,803
                                                                                     ----------                   -----------

Mortgage Loans
Mortgage loans (purchased primarily from RTC)                                            18,310                        21,835
Subprime mortgage loans                                                                  15,565                       149,876
                                                                                     ----------                   -----------
     Total mortgage loans                                                                33,875                       171,711
                                                                                     ----------                   -----------

Commercial Loans
Insurance premium finance                                                                 7,509                         6,488
Other commercial loans                                                                       58                            15
                                                                                     ----------                   -----------
     Total commercial loans                                                               7,567                         6,503
                                                                                     ----------                   -----------
     Total loans                                                                        229,479                       331,017
Unearned discounts and premiums                                                            (788)                         (954)
Unearned finance charges                                                                (21,393)                      (21,181)
Allowance for loan losses                                                               (16,824)                      (14,139)
                                                                                     ----------                   -----------
     Total loans, net                                                                  $190,474                      $294,743
                                                                                     ==========                   ===========

  Loan Maturities. The following table sets forth the dollar amount of loans maturing in our loan portfolio at September 30, 2000 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                      September 30, 2000
                    ---------------------------------------------------------------------------------------------------------------
                                       More Than        More Than        More Than       More Than
                      One Year         1 Year to        3 Years to       5 Years to     10 Years to        More Than
                      or less           3 Years          5 Years          10 Years        20 Years         20 Years        Total
                    ------------       ----------      -----------       -----------     ----------        ----------    ----------
                                                                 (Dollars in thousands)
Consumer loans           $28,226          $71,465          $88,064            $  282        $    --           $   --       $188,037
Mortgage loans                98              929              475             3,874         18,896            9,603         33,875
Commercial loans           7,522               45               --                --             --               --          7,567
                    ------------       ----------      -----------       -----------     ----------        ----------    ----------
     Total               $35,846          $72,439          $88,539            $4,156        $18,896           $9,603       $229,479
                    ============       ==========      ===========       ===========     ==========        =========     ==========


  Classified Assets and Allowance for Loan Losses

  We maintain an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. Our Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. We have incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.
Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets that do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

  At September 30, 2000, we had $1.2 million in assets classified as special mention, $14.0 million of assets classified as substandard, $150,000 in assets classified as doubtful and no assets classified as loss.

  The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at September 30, 2000 and December 31, 1999.


Loan                                               September 30,       % of Total                 December 31,         % of Total
Delinquencies                                          2000              Loans                       1999                 Loans
-------------                                   ------------------   ------------------      ---------------------   ---------------
                                                                                 (Dollars in thousands)
30 to 59 days                                         $ 2,028              1.1%                   $ 3,071                  1.0%
60 to 89 days                                           1,215              0.6%                     2,443                  0.8%
90+ days                                               10,836              5.7%                    13,307                  4.6%
                                                    ---------       ----------                 ----------           ----------
Total                                                 $14,079              7.4%                   $18,821                  6.4%
                                                    =========       ==========                 ==========           ==========

  Nonaccrual and Past Due Loans. Our general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. We do not generally modify or rewrite loans and at September 30, 2000 had no troubled debt restructured loans.

  The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums, unearned finance charges and specific loss reserves) at September 30, 2000 and December 31, 1999.

                                                                                        September 30,     December 31,
                                                                                            2000             1999
                                                                                      ---------------  -----------------
Nonaccrual loans
     Single-family residential                                                             $ 9,281          $15,825
     Multi-family residential and commercial                                                    --              100
     Consumer and other loans                                                                  570            1,060
                                                                                         ---------        ---------
          Total                                                                            $ 9,851          $16,985
                                                                                         =========        =========

Nonaccrual loans as a percentage of
     Total loans held for investment                                                          5.31%           10.73%
     Total assets                                                                             2.31%            3.88%

Allowance for loan losses as a percentage of
     Total loans held for investment                                                          9.07%            8.93%
     Nonaccrual loans                                                                       170.78%           83.24%

  Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $1.9 million at September 30, 2000 and $2.6 million at December 31, 1999, and consisted entirely of one to four family residential properties.

  Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of UPFC for the periods indicated.

                                                                                        At or For the Nine           At or For the
                                                                                           Months Ended                Year Ended
                                                                                           September 30,              December 31,
                                                                                                2000                      1999
                                                                                     ----------------------     --------------------
                                                                                                   (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                                                $14,139                  $ 10,183
     Provision for loan losses - continuing operations                                            107                       432
     Provision for loan losses - discontinued operations                                        2,396                     7,376
     Charge-offs
          Mortgage loans                                                                       (3,573)                   (7,525)
          Consumer and other loans                                                             (4,243)                   (4,395)
                                                                                          -----------                  --------
                                                                                               (7,816)                  (11,920)
     Recoveries
          Mortgage loans                                                                          223                       296
          Consumer and other loans                                                                237                       414
                                                                                          -----------                  --------
                                                                                                  460                       710
                                                                                          -----------                  --------
     Net charge-offs                                                                           (7,356)                  (11,210)
     Acquisition discounts allocated to loss allowance                                          7,538                     7,358
                                                                                          -----------                  --------
Balance at end of period                                                                      $16,824                  $ 14,139
                                                                                          ===========                  ========
     Annualized net charge-offs to average loans                                                 3.95%                     2.89%
     Ending allowance to period end loans, net                                                   9.07%                     8.93%

  Our policy is to maintain an allowance for loan losses to absorb future losses which may be realized on UPFC's loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. No loss provision is made for loans held for sale.

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

Cash Equivalents and Securities Portfolio

     Our cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

     The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

                                                                        September 30,     December 31,
                                                                            2000             1999
                                                                       ---------------- ---------------
                                                                            (Dollars in thousands)
Balance at end of period
     Overnight deposits                                                      $ 14,964          $85,500
     U.S. agency securities                                                   141,479            9,918
     Mortgage-backed securities                                                31,194               --
     Mutual funds (mortgage-backed securities)                                 10,000               --
     Total                                                                   $197,637          $95,418
                                                                           ==========       ==========

Weighted average yield at end of period
     Overnight deposits                                                          6.27%            3.25%
     U.S. agency securities                                                      6.61%            7.11%
     Mortgage-backed securities                                                  7.10%              --%
     Mutual funds (mortgage-backed securities)                                   6.58%              --%
Weighted average maturity at end of period
     Overnight deposits                                                         1 day            1 day
     U.S. agency securities                                                  7 months        62 months
     Mortgage-backed securities                                            263 months               --
     Mutual funds (mortgage-backed securities)                                  1 day               --

Factors That May Affect Future Results

     Because we have a limited operating history, we cannot predict our future operating results.

     We purchased certain assets and assumed certain liabilities of Pan American Federal Savings Bank from the RTC in 1994. In 1995, we commenced our insurance premium finance business through a joint venture with BPN, and in 1996 we commenced our subprime mortgage and automobile finance businesses. Accordingly, we have only a limited operating history upon which an evaluation of UPFC and its prospects can be based. For more information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Because we loan money to credit-impaired borrowers, we may have a higher risk of delinquency and default.

     Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit. Substantially all of our auto loans are made to individuals with impaired or limited credit histories, limited documentation of income or higher debt-to-income ratios than are permitted by traditional lenders. If UPFC experiences higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

  We may have to restrict our lending activities, if we are unable to maintain or expand our sources of financing.

     Our ability to maintain or expand our current level of lending activity will depend on the availability and terms of our sources of financing. We fund our operations principally through deposits, FHLB advances, and whole loan sales. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of our automobile finance business will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that we will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and we are unable to develop additional sources of financing, we may have to restrict its lending activities which would materially and adversely affect our financial condition, results of operations and business prospects. For more information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

  Our California business focus and economic conditions in California could adversely affect our operations.

     Our lending activities are concentrated primarily in California and are likely to remain so for the foreseeable future. The performance of our loans may be affected by changes in California's economic and business conditions. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on our financial condition, results of operations and business prospects.

  If we have a higher loss on our discontinued operations than we previously estimated, additional charges could adversely affect our financial condition.

     We discontinued our mortgage origination operations in December 1999 and recorded a loss on disposal of $6.2 million, net of tax, in our 1999 financial statements and $3.3 million, net of tax, during the second quarter of 2000. The loss was estimated based on our plans for discontinuing these operations during the remainder of 2000. If the estimated loss on discontinued operations is higher than anticipated, additional charges may be required in subsequent periods' results of operations. If these charges are significant, they could have a material adverse effect on our financial condition, results of operations and business prospects.

  If we incorrectly value our residual interests in securitizations, our financial condition could be adversely affected.

     We completed two securitizations during 1999, and as part of these securitizations have residual interests of $10.1 million at September 30, 2000. The residual interests are comprised of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Valuation of the retained interests in securitizations at each reporting period are based on discounted cash flow analyses using prepayment, default and interest rate assumptions that market participants would use for similar instruments. If actual prepayments, defaults and interest rates in the securitizations are different than estimates used by UPFC for valuing its retained interests, it could have a material adverse effect on our financial conditions, results of operations and business prospects.

  Our systems and controls may not be adequate to support our growth, and if they are not adequate, it could have a material adverse effect on our business.

     We depend heavily upon our systems and controls, some of which have been designed specifically for a particular business, to support the evaluation, acquisition, monitoring, collections and administration of that business. There can be no assurance that these systems and controls, including those specially designed and built for UPFC, are adequate or will continue to be adequate to support our growth. A failure of our automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon our financial condition, results of operations and business prospects.

  If we do not retain our key employees and we fail to attract new employees, our business will be impaired.

     We are dependent upon the continued services of our key employees as well as the key employees of BPN. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could have a material adverse effect on our financial condition, results of operations and business prospects.

  Competition may adversely affect our performance.

     Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than UPFC. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. We compete in the automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by UPFC. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

     Fluctuations in interest rates and general and localized economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over UPFC. During periods of declining interest rates, competitors may solicit our customers to refinance their loans. In addition, during periods of economic slowdown or recession, our borrowers may face financial difficulties and be more receptive to offers of our competitors to refinance their loans.

     As we expand into new geographic markets, we will face additional competition from lenders already established in these markets. There can be no assurance that we will be able to compete successfully with these lenders.

  Changes in interest rates may adversely affect our performance.

     Our results of operations depend to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on our net income. Further, a significant increase in market rates of interest could adversely affect demand for our financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. UPFC's liabilities generally have shorter terms and are more interest rate sensitive than its assets. Accordingly, changes in interest rates could have a material adverse effect on the profitability of our lending activities. For more information, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk."

  We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

     UPFC has experienced rapid growth in its automobile finance business. In addition, we may broaden our product offerings to include additional types of consumer or, in the case of insurance premium finance, commercial loans. Further, we may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. Our failure to implement a planned growth strategy would have a material adverse effect on our financial condition, results of operations and business prospects.

  Dependence on loan sale markets could adversely affect our performance.

     We expect to sell the remaining portfolio of subprime mortgage loans in the whole loan sale market. There can be no assurance that whole loan purchasers will continue to purchase our loans, or that they will continue to purchase loans at present prices, and failure to do so could have a material adverse effect on our financial condition, results of operations and business prospects. Further, adverse conditions in the asset-backed securitization market could adversely affect our ability to sell loans at present prices.

  Changes in general economic conditions may adversely affect our performance.

     Each of our businesses is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession, we may experience a decrease in demand for our financial products and services, an increase in our servicing costs, a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. Although we believe that our underwriting criteria and collection methods enable us to manage the higher risks inherent in loans made to such borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect our financial condition, results of operations and business prospects.

  Impact of inflation and changing prices may adversely affect our performance.

     The financial statements and notes have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of our assets and liabilities are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

  We may face other risks.

     From time to time, UPFC details other risks with respect to its business and financial results in its filings with the SEC.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
           ----------------------------------------------------------

  For a discussion about market risks, see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk; and Factors That May Affect Future Results - Dependence on Loan Sale Markets"

PART II.                        OTHER INFORMATION


Item 1.    Legal Proceedings.
           -----------------

     Not applicable

Item 2.    Changes in Securities and Use of Proceeds.
           -----------------------------------------

     Not applicable

Item 3.    Defaults Upon Senior Securities.
           -------------------------------

     No applicable


Item 4    Other Information.
          -----------------

     UPFC's President and Chief Executive Officer, Mr. Lawrence J. Grill, has announced his retirement effective December 31, 2000. Mr. Grill served in this capacity since April 1994. Mr. Grill will remain a director of UPFC and a consultant to the company during 2001. Mr. Guillermo Bron will assume Mr. Grill's responsibilities as Chief Executive Officer in addition to his role as Chairman of the Board. Mr. Ray C. Thousand has been named President and Chief Operating Officer of UPFC and Chief Executive Officer of Pan American Bank, effective January 1, 2001. Mr. Thousand is presently the President of United Auto Credit Corporation, UPFC's automobile lending subsidiary.


Item 5.    Exhibits and Reports on Form 8-K.
           --------------------------------

     (a)   List of Exhibits

           27.1   Financial Data Schedule

     (b)   Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          United PanAm Financial Corp.



Date:    November 10, 2000            By: /s/ Lawrence J. Grill
                                          -------------------------------------
                                          Lawrence J. Grill
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



         November 10, 2000            By: /s/ Carol M. Bucci
                                          -------------------------------------
                                          Carol M. Bucci
                                          Senior Vice President
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)