Form 10-K
period 2000-12-31
UNITED PANAM FINANCIAL CORP
filed 2001-03-23
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K
    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 or 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark one)

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000

                                       Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934 For the transition period from ________ to _________

                       Commission File Number 000-24051

                          UNITED PANAM FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

               California                                 94-3211687
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                Identification Number)

                              3990 Westerly Place
                        Newport Beach, California  92660
              (Address of principal executive offices) (Zip Code)

                                 (949) 224-1917
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  None

 Securities registered pursuant to Section 12(g) of the Act:  Common Stock, No
                                   Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        Yes   X         No  ___
                                               ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $4,711,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on March 15, 2001. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of March 15, 2001 was 16,149,650 shares.

                      Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2001 Annual Meeting of Shareholders to be held June 19, 2001 are incorporated by reference in PART III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2000.

                          UNITED PANAM FINANCIAL CORP.

                        2000 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                    PART I

Item 1.      Business                                                                                       1
             General                                                                                        1
             Automobile Finance                                                                             2
             Insurance Premium Finance                                                                      6
             Pan American Bank, FSB                                                                        11
             Discontinued Operations - Mortgage Finance                                                    11
             Industry Segments                                                                             12
             Competition                                                                                   13
             Economic Conditions, Government Policies, Legislation and Regulation                          13
             Employees                                                                                     14
             Regulation                                                                                    14
             Taxation                                                                                      27
             Subsidiaries                                                                                  28
             Factors That May Affect Future Results of Operations                                          28
Item 2.      Properties                                                                                    31
Item 3.      Legal Proceedings                                                                             32
Item 4.      Submission of Matters to a Vote of Security Holders                                           32

                                                    PART II

Item 5.      Market For Registrant's Common Equity and Related Shareholder Matters                         33
Item 6.      Selected Financial Data                                                                       34
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations         36
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk                                    53
Item 8.      Financial Statements and Supplementary Data                                                   53
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures         53

                                                   PART III

Item 10.     Directors and Executive Officers of the Registrant                                            54
Item 11.     Executive Compensation                                                                        54
Item 12.     Security Ownership of Certain Beneficial Owners and Management                                54
Item 13.     Certain Relationships and Related Transactions                                                54

                                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K                               55
SIGNATURES                                                                                                 61

                                     PART I

     Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.'s ("UPFC") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our limited operating history; loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our business in California; estimates involving our discontinued operations; valuation of our residual interests in securitizations; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"). See "Item 1. Business - Factors That May Affect Future Results of Operations."

Item 1.   Business

  General

     UPFC was incorporated in California on April 19, 1998 for the purpose of reincorporating in California through the merger of United PanAm Financial Corp., a Delaware corporation, into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc., ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation ("RTC") on April 29, 1994. UPFC, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of UPFC, and the Bank is a wholly-owned subsidiary of PAFI. WorldCash Technologies, Inc. ("WorldCash") was incorporated in 1999 as a wholly-owned subsidiary of UPFC.

     UPFC is a specialty finance company engaged primarily in originating and acquiring for investment retail automobile installment sales contracts and insurance premium contracts. We market to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan fees and interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances, and whole loan sales. All of our revenues are attributed to customers located in the United States.

     We commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Bank is the largest Hispanic-controlled savings association in California. We have used the Bank as a base for expansion into our current specialty finance businesses. In 1995, we commenced our insurance premium finance business through a joint venture with BPN Corporation ("BPN") and in 1996 commenced our automobile finance business.

     In December 1999, we closed our subprime mortgage finance operations to focus on our auto lending and insurance premium finance businesses. The subprime mortgage business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single-family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity is treated as discontinued operations for financial statement reporting purposes. For more information, see "Item 1. Business - Discontinued Operations - Mortgage Finance."

  Automobile Finance

     Business Overview

     UPFC entered the nonprime automobile finance business in February 1996 by establishing United Auto Credit Corporation ("UACC") as a subsidiary of the Bank. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 75% from independent dealers and 25% from franchisees of automobile manufacturers. UACC's borrowers are classified as nonprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC's business strategy includes controlled growth through a national retail branch network. At December 31, 2000, UACC had a total of 28 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999 and eight in 2000. UACC maintains nine branch offices located in California, five branch offices located in Florida, two branch offices located in each of North Carolina, Texas and Washington, and one each in Arizona, Colorado, Georgia, Maryland, Missouri, Oregon, Utah and Virginia. At December 31, 2000, UACC's portfolio contained 24,027 auto contracts in the aggregate gross amount of $176.3 million, including unearned finance charges of $20.7 million.

     Nonprime Automobile Finance Industry

     Automobile financing is one of the largest consumer finance markets in the United States. In general, the automobile finance industry can be divided into two principal segments: a prime credit market and a nonprime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, thrift and loan companies, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The nonprime automobile credit market, in which UACC operates, provides financing to borrowers who generally cannot obtain financing from traditional lenders.

     Historically, traditional lenders have not serviced the nonprime market or have done so only through programs that were not consistently available. Independent companies specializing in nonprime automobile financing and subsidiaries of larger financial services companies have entered this segment of the automobile finance market, but it remains highly fragmented, with no company having a significant share of the market.

     Operating Summary

     The following table presents a summary of UACC's key operating and statistical results for the years ended December 31, 2000 and 1999.

                                                                                                    At or For the
                                                                                                     Years Ended
                                                                                                     December 31,
                                                                             -------------------------------------------------------
                                                                                      2000                            1999
                                                                             --------------------             ----------------------
                                                                             (Dollars in thousands, except portfolio and other data)
Operating Data
Gross contracts purchased                                                           $174,645                          $124,896
Gross contracts outstanding                                                          176,255                           128,093
Unearned finance charges                                                              20,737                            21,181
Net contracts outstanding                                                            155,518                           106,912
Average purchase discount                                                               8.08%                             8.79%
APR to customers                                                                       21.72%                            21.47%
Allowance for loan losses                                                           $ 12,614                          $  7,915

Loan Quality Data
Allowance for loan losses (% of net contracts)                                          8.11%                             7.40%
Delinquencies (% of net contracts)
     31-60 days                                                                         0.31%                             0.39%
     61-90 days                                                                         0.08%                             0.16%
     90+ days                                                                           0.12%                             0.08%
Net charge-offs (% of average net contracts)                                            4.17%                             4.05%
Repossessions (net) (% of net contracts)                                                0.62%                             0.47%

Portfolio Data
Used vehicles                                                                           99.0%                             99.0%
Average vehicle age at time of contract (years)                                          5.7                               6.0
Average original contract term (months)                                                 44.2                              42.6
Average gross amount financed to WSBB (1)                                                117%                              119%
Average net amount financed to WSBB (2)                                                  107%                              108%
Average net amount financed per contract                                            $  8,329                          $  8,019
Average down payment                                                                      19%                               19%
Average monthly payment                                                             $    277                          $    272

Other Data
Number of branches                                                                        28                                20

___________________
(1) WSBB represents Kelly Wholesale Blue Book for used vehicles.
(2) Net amount financed equals the gross amount financed less unearned finance charges or discounts.

     Products and Pricing

     UACC targets transactions which involve (i) a used automobile with an average age of four to seven years and (ii) an average original contract term of 42 to 46 months.

     The target profile of a UACC borrower includes average time on the job of four to five years, average time at current residence of three to four years, an average ratio of total debt to total income of 33% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

     The application for an auto contract is taken by the dealer. UACC purchases the auto contract from the dealer at a discount, which increases the effective yield on such contract. For the year ended December 31, 2000, we allocated 9% of the net contract amount to the allowance for loan losses. Management periodically reviews the percentage of net contracts allocated to the allowance for loan losses.

     Sales and Marketing

     UACC markets its financing program to both independent and franchised automobile dealers. UACC's marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up. The Company uses facsimile software programs to send marketing materials to established dealers and potential dealers on a twice-weekly basis in each branch market. UACC's experienced local staff seeks to establish strong relationships with dealers in their vicinity.

     UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC's programs, train dealer personnel in UACC's program requirements and assist dealers in identifying consumers who qualify for UACC's programs. In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on the basis of a salary with a bonus that recognizes the achievement of delinquency, charge-off, volume and return on average assets targets established for the branch, as well as satisfactory audit results. When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet are completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer's representations and warranties. Branch management periodically monitors each dealer's overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct audits of the overall branch performance as well as individual dealer performance.

     The following table sets forth certain data for auto contracts purchased by UACC for the periods indicated.

                                                                                                  For the Years Ended
                                                                                             ------------------------------
                                                                                              December 31,    December 31,
                                                                                                   2000           1999
                                                                                             --------------    ------------
                                                                                                  (Dollars in thousands)
Gross amount of contracts                                                                         $174,645        $124,896
Average original term of contracts (months)                                                           44.2            42.6

     For the year ended December 31, 2000, 41% of UACC's auto contracts were written by its California branches, compared to 68% at December 31, 1999 and 80% at December 31, 1998. In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 2000, no dealer accounted for more than 1.7% of UACC's portfolio and the ten dealers from which UACC purchased the most contracts accounted for approximately 9.6% of its aggregate portfolio.

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

     UACC's credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager will have credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager's approval limit must be approved by one of UACC's Regional Managers, the Vice President of Operations or the President.

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

     UACC will consider extensions or modifications in working a collection problem. All extensions and modifications require the approval of branch management, and are monitored by the Regional Manager and Operations Manager.

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

     Allowance for Loan Losses. UACC's policy is to charge-off accounts delinquent in excess of 120 days or place them on nonaccrual. The remaining balance of accounts where the collateral has been repossessed and sold is charged-off by the end of the month in which the collateral is sold and the proceeds collected. When a loan is placed on nonaccrual, all previously accrued but unpaid interest on such accounts is reversed. Accounts are not returned to accrual status until they are brought current.

     Loss reserves based on expected losses over the life of the contract are established when each contract is purchased from the dealer. The reserve is provided from the dealer discount that is taken on each transaction. Loss reserve analyses are performed regularly to determine the adequacy of current reserve levels. For the year ended December 31, 2000, we allocated 9% of the net contract purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represent an estimate of expected losses for these loans. If actual experience exceeds estimates, an additional provision for losses is established as a charge against earnings. Management periodically reviews the percentage of net contracts allocated to the allowance for loan losses.

     The following table reflects UACC's cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased since UACC's inception through March 2000. Contract pools subsequent to March 31, 2000 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of                 Mar. 1996    Oct. 1996     Apr. 1997    Oct. 1997     Apr. 1998    Oct. 1998     Apr. 1999    Oct. 1999
Months                        -            -             -            -             -            -             -            -
Outstanding              Sept. 1996    Mar. 1997    Sept. 1997    Mar. 1998    Sept. 1998    Mar. 1999    Sept. 1999    Mar. 2000
                         ----------    --------     ----------    ---------    ----------    ---------    ----------    ---------
 1                          0.0%         0.0%          0.0%          0.0%          0.0%         0.0%          0.0%         0.0%
 4                          0.0%         0.0%          0.1%          0.0%          0.0%         0.0%          0.1%         0.1%
 7                          0.3%         0.4%          0.5%          0.5%          0.5%         0.3%          0.5%         0.4%
10                          1.7%         1.4%          1.7%          1.6%          1.5%         0.9%          1.4%         1.3%
13                          4.4%         3.1%          3.3%          2.9%          2.7%         1.8%          2.3%         2.4%
16                          6.3%         4.4%          4.5%          4.0%          3.6%         2.9%          3.4%
19                          7.7%         5.4%          5.3%          4.7%          4.4%         3.8%          4.1%
22                          8.7%         6.0%          6.0%          5.4%          5.0%         4.5%
25                          9.1%         6.6%          6.8%          5.9%          5.6%         5.2%
28                          9.4%         7.5%          7.2%          6.4%          5.9%
31                          9.6%         7.9%          7.6%          6.7%          6.4%
34                          9.9%         8.2%          7.9%          6.9%
37                         10.0%         8.3%          8.0%          7.0%
40                         10.1%         8.6%          8.1%
43                         10.1%         8.8%          8.3%
46                         10.0%         8.8%
49                         10.0%         8.8%
52                         10.1%
55                         10.1%
57                         10.0%

Original Pool ($000)     $4,896       $9,297       $15,575       $22,488      $30,271       $36,773      $42,115       $47,979
                         =======      =======      ========      ========     ========      ========     ========      ========
 Remaining Pool ($000)    $   48       $  202       $   739       $ 2,433      $ 5,948       $11,833      $21,267       $33,021
                         =======      =======      ========      ========     ========      ========     ========      ========
Remaining Pool (%)            1%           2%            5%           11%          20%           32%          51%           69%
                         =======      =======      ========      ========     ========      ========     ========      ========

  Insurance Premium Finance


     Business Overview


     In May 1995, we entered into a joint venture with BPN relating to an insurance premium finance business under the name "ClassicPlan" (such business is referred to herein as "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business ("commercial") insurance premiums in California. BPN markets this financing primarily to independent insurance agents and, thereafter, services such loans for the Bank.

     IPF markets its automobile insurance financing to drivers who are classified by insurance companies as non-standard or high risk for a variety of reasons, including age, driving record, a lapse in insurance coverage or ownership of high performance automobiles. Insurance companies that underwrite insurance for such drivers, including those participating in the assigned risk programs established by California law, generally either do not offer financing of insurance premiums or do not offer terms as flexible as those offered by IPF.

     IPF markets its commercial insurance financing to small businesses for property/casualty and specialty classes of insurance on an excess or surplus lines basis, including commercial multi peril, other liability, commercial automobile liability/comprehensive, fire and product liability.

     Customers are directed to BPN through a non-exclusive network of insurance brokers and agents who sell automobile or commercial insurance and offer financing through programs like those offered by IPF. On a typical twelve-month insurance policy, the borrower makes a cash down payment of 15% to 25% of the premium (plus certain fees) and the balance is financed under a contract that contains a payment period of shorter duration than the policy term. In the event that the insured defaults on the loan, the Bank has the right to obtain directly from the insurance company the unearned insurance premium held by the insurance company, which can then be applied to the outstanding loan balance (premiums are earned by the insurance company over the life of the insurance policy). Each contract is designed to ensure that, at any point during the term of the underlying policy, the unearned premium under the insurance policy exceeds the unpaid principal amount due under the contract. Under the terms of the contract, the insured grants IPF a power of attorney to cancel the policy in the event the insured defaults under the contract. Upon cancellation, the insurance company is required by California law to remit the unearned premium to IPF, which, in turn, offsets this amount against any amounts due from the insured. IPF does not sell or have the risk of underwriting the underlying insurance policy. IPF seeks to minimize its credit risk by perfecting a security interest in the unearned premium, avoiding concentrations of policies with insurance companies that are below certain industry ratings, and doing automobile premium financing to date only in California which maintains an insurance guaranty fund that protects consumers and insurance premium finance companies against losses from failed insurance companies.

     IPF seeks to minimize its credit risks in the financing of commercial insurance policies by perfecting a security interest in the unearned premium, obtaining premium verifications on loans over $5,000, avoiding concentrations of policies with insurance companies that are below certain ratings and limiting the amount of surplus lines business which is not covered by California's guaranty fund. At December 31, 2000, IPF had approximately 18% of its commercial loan balances with surplus line insurance companies doing business on a non-admitted basis in California.

     In addition to insurance premiums, IPF will also finance broker fees (i.e., fees paid by the insured to the agent). If a policy cancels, the agent repays any unearned broker fee financed by IPF. Broker fee financing represents approximately 4.8% of total loans outstanding. At December 31, 2000, approximately 80% of all broker fee financing was to a single insurance agency. When IPF agrees to finance an agent's broker fees, a credit limit is established for the agent. Agents are required to maintain deposits with the Bank to mitigate IPF's possible losses on broker fees financed. To date, the Bank has not charged-off a broker fee balance.

     At December 31, 2000, the aggregate gross amount of insurance premium finance contracts was $34.2 million with 56,120 contracts outstanding. Commercial loan balances represented 24.4% of these loan balances at December 31, 2000. During 2000, IPF originated 100,244 insurance premium finance contracts of which 10,717 or 10.7% were commercial loan contracts

     Relationship with BPN

     BPN is headquartered in Chino, California, and markets our insurance premium finance program under the trade name "ClassicPlan." At December 31, 2000, BPN had 41 employees.

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

     UPFC has entered into an option agreement with BPN and its shareholders whereby we may purchase all of the issued and outstanding shares of BPN (the "Shares Option") and all additional shares of any BPN affiliate which may be organized outside of California (the "Affiliate Share Option"). The option period expires March 31, 2005 and to exercise this option, the Bank must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN plus the greater of $3,250,000 or four times BPN's pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the noncompete payment of $750,000. The Affiliate Share Option may not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option will equal the sum of four times BPN Affiliate's pre-tax earnings for the twelve-month period prior to exercise.

     In connection with the purchase of the rights to solicit new and renewal business from a competitor, the Bank made loans to two shareholders of BPN in the aggregate amount of $1.2 million. The loans, which have outstanding balances of $364,000 in the aggregate at December 31, 2000, earn interest at a rate of 9.25% per annum and are secured by the common stock of BPN. The loans provide for principal and interest payments over a three-year period.

     Automobile Insurance Premium Finance Industry

     Insurance Finance. Although reliable data concerning the size and composition of the personal lines premium finance market is not available, we believe that the industry is highly fragmented with no independent insurance premium finance company accounting for a significant share of the market. UPFC believes that the insurance premium finance industry in California is somewhat more concentrated than elsewhere in the nation, with several long-established competitors. In addition, insurance companies offering direct bill payment programs and direct sales of insurance policies to the consumer are providing significant competition to UPFC.

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

     Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program ("CAARP"), to which all admitted companies writing private passenger automobile insurance policies must belong. This 45-year-old program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers. CAARP policies are distributed to the admitted companies in proportion to their share of California's private passenger automobile insurance market. The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program. The customers are arbitrarily assigned to them by CAARP. Although CAARP offers financing of its policy premiums, its terms are not as competitive as those offered by the insurance premium finance companies and, therefore, many CAARP policies are financed by others. At December 31, 2000, approximately 5.5% of the insurance policies financed by IPF were issued under CAARP.

  Operating Summary

     The following table presents a summary of IPF's key operating and statistical results for the years ended December 31, 2000 and 1999.

                                                                                      At or For the
                                                                                       Years Ended
                                                                                       December 31,
                                                                      ------------------------------------------------
                                                                              2000                       1999
                                                                      --------------------        --------------------
                                                                      (Dollars in thousands, except portfolio averages)
Operating Data
Loan originations                                                            $100,085                   $107,212
Loans outstanding at period end                                                34,185                     30,334
Average gross yield (1)                                                         24.05%                     22.32%
Average net yield (2)                                                           15.36%                     12.73%
Allowance for loan losses                                                    $    346                   $    389

Loan Quality Data
Allowance for loan losses (% of loans outstanding)                               1.01%                      1.28%
Net charge-offs (% of average loans outstanding) (3)                             0.61%                      1.00%
Delinquencies (% of loans outstanding) (4)                                       1.44%                      1.38%

Portfolio Data
Average monthly loan originations (number of loans)                             8,353                      9,018
Average loan size at origination                                             $    998                   $    991
Commercial insurance policies (% of loans outstanding)                          24.40%                     24.50%
CAARP policies (% of loans outstanding)                                          5.46%                     13.79%
Cancellation rate (% of premiums financed)                                       37.6%                      39.0%

__________
(1) Gross yield represents total rates and fees paid by the borrower.
(2) Net yield represents the yield to the Bank after interest and fee sharing with BPN.
(3) Includes only the Bank's 50% share of charge-offs.
(4) This statistic measures delinquencies on canceled policy balances. Since IPF seeks recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

     Products and Pricing

     IPF generally charges from 16% to 23% annualized interest (depending on the amount financed) and a $40 processing fee for each consumer contract, which we believe is competitive in IPF's industry. In addition, contracts provide for the payment by the insured of a delinquency charge and, if the default results in cancellation of any insurance policy listed in the contract, for the payment of a cancellation charge. Certain of these finance charges and fees are shared with BPN. See "Relationship with BPN." The insured makes a minimum 15% down payment on an annual policy and pays the remainder in a maximum of ten monthly payments.

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

     Underwriting Standards

     IPF is a secured lender, and upon default, relies on its security interest in the unearned premium held by the insurance company. IPF can, however, suffer a loss on an insurance premium finance contract for four reasons: loss of all or a portion of the unearned premium due to its failure to cancel the contract on a timely basis; an insolvency of the insurance company holding the unearned premium not otherwise covered by CIGA; inadequacy of the unearned premium to cover charges in excess of unpaid principal amount; and cost of collection and administration, including the time value of money, exceeding the unpaid principal and other charges due under the contract. For the twelve months ended December 31, 2000, IPF canceled for nonpayment contracts representing approximately 37.6% of all premiums financed. Careful administration of contracts is critical to protecting IPF against loss.

     Credit applications are taken at the insurance agent's office. Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, IPF does not carry out a credit investigation of a borrower on loans under $25,000.

     Servicing and Collection

     Billing Process. A customer's monthly payments are recorded in BPN's computer system on the date of receipt. BPN's computer system is designed to provide protection against principal loss by automatically canceling a defaulted policy no later than 18 days after the customer's latest payment due date. If a payment is not received on its due date, BPN's computer system automatically prints a notice of intent to cancel and assesses a late fee which is mailed to the insured and his or her insurance agent stating that payment must be received within 18 days after the due date or IPF will cancel the insurance policy. If payment is received within the 18 day period, BPN's computer system returns the account to normal status.

     Collections Process. If IPF does not receive payment within the statutory period set forth in the notice of intent to cancel, BPN's computer system will automatically generate a cancellation notice on the next business day, instructing the insurance company to cancel the insured's insurance policy and refund any unearned premium directly to IPF for processing.

     Although California law requires the insurance company to refund unearned premiums within 30 days of the cancellation date, most insurance companies pay on more extended terms. After cancellation, IPF charges certain allowable fees and continues to earn interest. Although the gross return premium may not fully cover the fees and interest owed to IPF by the insured, principal generally is fully covered. Policies, which are canceled in the first two months, generally have a greater risk of loss of fees.

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

     Insurance Company Failure. One of the principal risks involved in financing insurance premiums is the possible insolvency of an insurance company. Another risk is that an insurance company's financial circumstances cause it to delay its refunds of unearned premiums. Either event can adversely affect the yield to an insurance premium finance company on a contract. Despite the protection afforded by CIGA, IPF also reviews the insurance company financial statements or the ratings assigned to the insurance companies by A.M. Best, an insurance company rating agency. To minimize its exposure to risks resulting from the insolvency of an insurance company, IPF limits the number of policies financed that are issued by insurance companies rated "B" or lower by A.M. Best.

  Pan American Bank, FSB

     Business Overview

     The Bank is a federally-chartered stock savings bank, which was formed in 1994. It is the largest Hispanic-controlled savings association in California, with five retail branch offices in the state and $348.2 million in deposits at December 31, 2000. The Bank has been the principal funding source to date for our insurance premium and automobile finance businesses primarily through its retail and wholesale deposits and FHLB advances. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995. These loans aggregated $16.8 million (before unearned discounts and premiums) at December 31, 2000. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities. In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of UPFC. The business of the Bank is subject to substantial government supervision and regulatory requirement. See "Regulation - Regulation of the Bank."

     On January 5, 2001, the Bank closed its San Mateo retail deposit branch and transferred all of the outstanding deposits to its San Carlos deposit facility. In addition, most of the financial and corporate functions that the Bank provides to the other business units of UPFC are being relocated to Orange County, California during the first quarter of 2001. The Bank's San Mateo branch and corporate headquarters lease terminated on December 31, 2000. Rather than renewing this lease, we elected to relocate the San Mateo branch deposits and corporate offices to other facilities mainly due to escalating lease rates in the San Francisco peninsula region.

     In September 2000, the Bank filed an application with the California Department of Financial Institutions (the "DFI") to convert from its present status as a federally-chartered savings institution to a California state-chartered commercial bank (a "Charter Conversion.") The Bank is seeking a commercial bank charter because of certain lending restrictions in the federal savings bank charter. Federal savings banks must meet the test of a "qualified thrift lender" (see "Regulation - Regulation of UPFC") as well as certain lending limits under the Home Owners Loan Act. While the Bank currently is in compliance with these federal savings bank lending limitations and the "QTL" test, now that the Bank has discontinued its subprime mortgage business, it will be more difficult in the future to maintain its QTL status. In accordance with the application review process, the DFI has finished an on-site examination of the Bank and is presently completing its review of the Bank's conversion application. A Charter Conversion, if and when approved and consummated, would subject UPFC to regulation as a bank holding company rather than a savings and loan holding company, and subject the Bank to regulation as a California-chartered commercial bank rather than a federally-chartered savings association. (See "Regulation-Charter Conversion")

  Discontinued Operations - Mortgage Finance

     From 1996 to the end of 1999, one of our primary lending businesses was mortgage finance. We originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences through United PanAm Mortgage, a division of the Bank (such business is referred to as "UPAM").

     The market for subprime mortgage lending deteriorated late in 1998 in response to disruptions in the global capital markets, causing a severe liquidity crisis in the mortgage securitization markets. As a result, the demand for subprime mortgage loans was negatively affected and whole loan prices dropped precipitously in the fourth quarter of 1998. To compensate for declining loan sale prices, we implemented a number of actions including consolidating loan branches, reducing overhead costs and improving loan quality. However, the mortgage finance division was unable to achieve targeted profitability levels. Consequently, we decided to discontinue this division to concentrate efforts on our other businesses. Accordingly, related operating activity for UPAM has been reclassified and reported as discontinued operations in the consolidated financial statements. A loss on disposal for UPAM of $6.2 million, net of tax, was included in the 1999 financial statements and provided for lease terminations, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses of UPAM. During 2000, UPFC recorded an additional loss of $3.3 million, net of tax, related to disposing of UPAM's remaining subprime mortgage loans. This loss reflected further price deterioration primarily in UPAM's non-performing mortgage portfolio.

     Loan Origination

     During 1999, UPAM originated $962.7 million in subprime mortgage loans and originated another $76.0 million through February 2000 when this operation was discontinued. UPAM originated loans through its retail and wholesale divisions. The retail division, which originated loans through the direct solicitation of borrowers by mail and telemarketing, accounted for $173.4 million, or 18% of UPAM's total loan production in 1999. The wholesale division, which originated loans through independent loan brokers, accounted for $789.3 million, or 82%, of UPAM's total loan production during the same period.

     Loan Sales and Securitizations

     Whole Loan Sales. In connection with the disposition of UPAM's remaining subprime loan portfolio, in 2000 UPAM sold, for cash paid in full at closing, $215.1 million of mortgage loans through whole loan sales at a weighted average sales price equal to 98.2% of the original principal balance of the loans sold.

     Whole loan sales were made on a non-recourse basis pursuant to purchase agreements containing customary representations and warranties by UPAM. In the event of a breach of such representations and warranties, UPAM may be required to repurchase certain loans. During 2000, UPAM repurchased from investors $4.3 million of such loans.

     Securitizations. UPAM completed two securitizations in March and October of 1999 in the aggregate principal amount of approximately $458.0 million. As part of the 1999 securitizations, we recorded residual interests in securitizations consisting of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. We classify our residual interests in securitizations as trading securities and record them at fair market value with any unrealized gains or losses recorded in the results of operations. At December 31, 1999, UPFC's residual interests were recorded at a fair value of $21.2 million. During 2000, we wrote-down the value of these assets by $11.4 million and at December 31, 2000 reported them at a fair value of $8.9 million in the consolidated statements of financial condition.

     Valuations of the residual interests in securitizations at December 31, 1999 are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which we believe is commensurate with the risks involved. We used prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. The assumptions we used for valuing the residual interests at December 31, 1999 included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%.

     UPFC sold all of the residual interests arising from the 1999 securitizations in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the cash proceeds received at the settlement date in January 2001.

  Industry Segments

     Information regarding industry segments is set forth in Footnote Number 19 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

  Competition

     Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than UPFC. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. We compete in the nonprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by UPFC. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

     Fluctuations in interest rates and general and localized economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over UPFC. During periods of declining interest rates, competitors may solicit our customers to refinance their loans. In addition, during periods of economic slowdown or recession, our borrowers may face financial difficulties and be more receptive to offers of our competitors to refinance their loans. As we seek to expand into new geographic markets, we will face additional competition from lenders already established in these markets.

  Economic Conditions, Government Policies, Legislation, and Regulation

     UPFC's profitability, like most financial institutions, is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of UPFC's earnings. These rates are highly sensitive to many factors that are beyond the control of UPFC and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on UPFC and the Bank cannot be predicted.

     The business of the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on UPFC and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

     From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and operating environment of UPFC and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. UPFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of UPFC or any of its subsidiaries. See "Business - Regulation."

  Employees

     At December 31, 2000, UPFC had 264 full-time equivalent employees. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

  Regulation

     General

     The Bank is currently a federally-chartered savings association insured under the Savings Association Insurance Fund ("SAIF") and subject to extensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC"). Upon completion of a Charter Conversion, the Bank would become a California-chartered commercial bank insured under the Bank Insurance Fund ("BIF") and subject to extensive regulation by the DFI, the FDIC, and the Federal Reserve Board. The following discussion addresses certain aspects of regulations of UPFC and the Bank prior to a Charter Conversion. For a discussion of certain aspects of regulation of UPFC and the Bank after a Charter Conversion, see the discussion "Charter Conversion" below.

     Regulation Prior to the Charter Conversion

     Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of shareholders of the Company. The following information describes certain aspects of that regulation applicable to UPFC and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     Regulation of UPFC

     General. UPFC is a unitary savings and loan holding company subject to regulatory oversight by the OTS. For purposes of this discussion, the description of holding company regulation also applies to PAFI, a direct subsidiary of UPFC and parent of the Bank. As such, UPFC is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over UPFC and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Activities Restriction Test. As a unitary savings and loan holding company, UPFC generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). Recent legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since UPFC is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Modernization Legislation." However, if UPFC acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of UPFC and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. See "Charter Conversion." Furthermore, if UPFC were in the future to sell control of the Bank to any other company, such company would not succeed to UPFC's grandfathered status under the law and would be subject to business activity restrictions. See "- Regulation of the Bank - Qualified Thrift Lender Test."

     On October 27, 2000 the OTS issued a proposed rule that would require some savings and loan holding companies to notify the OTS 30 days before undertaking certain significant new business activities. As proposed, thrift companies would have to give the OTS advance notice if:

          . debt, combined with all other transactions by the company or any subsidiaries other than the thrift during the past 12 months, increases non-thrift liabilities by 5 percent or more; and non-thrift liabilities, after the debt transaction, equal 50 percent or more of the company's consolidated core capital;

          . an asset acquisition or series of such transactions by the company or non-thrift subsidiary during the past 12 months that involves assets other than cash, cash equivalents and securities or other obligations guaranteed by the U.S. Government and exceeds 15 percent of the company's consolidated assets; and

          . any transaction that, when combined with all other transactions during the past 12 months, reduces the company's capital by 10 percent or more.

     Exempt from the notice requirement would be any holding company with consolidated subsidiary thrift assets of less than 20 percent of total assets or consolidated holding company capital of at least 10 percent. The OTS could object to or conditionally approve an activity or transaction if it finds a material risk to the safety and soundness and stability of the thrift. The review period could be extended an additional 30 days if necessary.

     The OTS proposal also would codify current practices and the factors relevant to a holding company's need for capital. To determine the need for and level of an explicit holding company capital requirement, the OTS will look at overall risk at the thrift and the consolidated entity, their tangible and equity capital, whether the holding company's debt-to-capital ratio is rising, what investments or activities are funded by debt, its cash flow, how much the holding company relies on dividends from subsidiary thrift to service debt or fulfill other obligations, earnings volatility and the thrift's standing in the corporate structure.

     The comment period for the proposed rule was extended to February 9, 2001.

     Restrictions on Acquisitions. UPFC must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see "- Financial Services Modernization Legislation."

     Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act:

          . Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and

          . Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." The term "financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The Financial Services Modernization Act provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The Financial Institution Modernization Act grandfathers any company, such as UPFC, that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet the two tests: it can control only one savings institution, excluding supervisory acquisitions, and each such institution must meet the QTL test. Such a grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

     The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     UPFC and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on its operations in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, this act may have the result of increasing the amount of competition that UPFC and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than UPFC and the Bank. In addition, because UPFC may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the new legislation.

     Privacy. Under the Financial Services Modernization Act, federal banking regulators are required to adopt rules that will limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Federal banking regulators issued final rules on May 10, 2000. Pursuant to those rules, financial institutions must provide:

          . initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

          .    annual notices of their privacy policies to current customers;
               and

          . a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

     The rules were effective November 13, 2000, but compliance is optional until July 1, 2001. These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on UPFC's financial condition or results of operations.

     Consumer Protection Rules - Sale of Insurance Products. In December 2000, pursuant to the requirements of the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions. The rules are effective on April 1, 2001. The final rules apply to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. Before an institution can complete the sale of an insurance product or annuity, the regulation requires oral and written disclosure that such product:

          . is not a deposit or other obligation of, or guaranteed by, the depository institution or its affiliate;

          . is not insured by the FDIC or any other agency of the United States, the depository institution or its affiliate; and

          . has certain risks in investment, including the possible loss of value.

     Finally, the depository institution may not condition an extension of credit:

          . on the consumer's purchase of an insurance product or annuity from the depository institution or from any of its affiliates; or

          . on the consumer's agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

     The rule also requires formal acknowledgment from the consumer that disclosures were received.

     In addition, to the extent practicable, a depository institution must keep insurance and annuity sales activities physically segregated from the areas where retail deposits are routinely accepted from the general public.

     Safeguarding Confidential Customer Information. In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program to:

          . identify and assess the risks that may threaten customer information;

          . develop a written plan containing policies and procedures to manage and control these risks;

          .    implement and test the plan; and

          . adjust the plan on a continuing basis to account for changes in technology, the sensitivity of customer information, and internal or external threats to information security.

Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations.

     The guidelines outline specific security measures that institutions should consider in implementing a security program. A financial institution must adopt those security measures determined to be appropriate. The guidelines require the board of directors to oversee an institution's efforts to develop, implement, and maintain an effective information security program and approve written information security policies and programs. The guidelines are effective July 1, 2001.

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

     Regulation of Nonprime Automobile Lending

     UACC's automobile lending activities are subject to various federal and state consumer protection laws, including Truth in Lending, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board's Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact UACC's business. These laws, among other things, require UACC to obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require UACC to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer's obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

     Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has compiled with all applicable laws and regulations with respect to each contract. The dealer is obligated to indemnify UACC for any breach of any of the representations and warranties and to repurchase any non-conforming contracts. UACC generally verifies dealer compliance with usury laws, but does not audit a dealer's full compliance with applicable laws. There can be no assurance that UACC will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase contracts or indemnify UACC against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement could have a material adverse affect on UACC.

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

     If a borrower defaults on a contract, UACC, as the servicer of the contract, is entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state (the "UCC"), which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower's right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by UACC through unaffiliated wholesale automobile networks or auctions, which are attended principally by used automobile dealers.

     Regulation of the Bank

     As a federally-chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

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

     The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on UPFC, the Bank, and their operations.

     Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank's deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution:

          .    has engaged in unsafe or unsound practices;

          .    is in an unsafe or unsound condition to continue operations; or

          . has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution's primary regulator.

     The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2000, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately .0212% of insured deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards:

          .    tangible capital equal to 1.5% of total adjusted assets;

          . leverage capital (core capital) equal to 3.0% of total adjusted assets; and

          .    risk-based capital equal to 8.0% of total risk-based assets.

     The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     A savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31,

2000, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

     These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:

          . a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

          . a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and

          . a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

     The Bank is not subject to any such individual minimum regulatory capital requirement.

     As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2000.

                                                                                      Percent of
                                                                     Amount         Adjusted Assets
                                                                  ------------      ---------------
                                                                        (Dollars in thousands)
GAAP Capital                                                       $    42,451                8.83%

Tangible Capital: (1)
Regulatory requirement                                             $     7,189                1.50%
Actual capital                                                          40,840                8.52%
                                                                   -----------      ---------------
   Excess                                                          $    33,651                7.02%
                                                                   ===========      ===============
Leverage (Core) Capital: (1)
Regulatory requirement                                             $    14,378                3.00%
Actual capital                                                          40,840                8.52%
                                                                   -----------      ---------------
   Excess                                                          $    26,462                5.52%
                                                                   ===========      ===============
Risk-Based Capital: (2)
Regulatory requirement                                             $    19,354                8.00%
Actual capital                                                          35,134               14.52%
                                                                   -----------      ---------------
   Excess                                                          $    15,780                6.52%
                                                                   ===========      ===============

____________
(1) Regulatory capital reflects modifications from GAAP capital due to goodwill and other intangible assets and a portion of deferred tax assets not permitted to be included in regulatory capital.

(2)  Based on risk-weighted assets of $241.9 million.

     As a result of a number of federally-insured financial institutions extending their risk selection standards to attract lower credit quality accounts due to such credits having higher interest rates and fees, in March 1999, the federal banking regulatory agencies jointly issued Interagency Guidelines on Subprime Lending. Subprime lending involves extending credit to individuals with less than perfect credit histories. The guidelines provide that if the risks associated with subprime lending are not properly controlled, the agencies consider subprime lending a high-risk activity that is unsafe and unsound. The federal banking agencies believe that subprime lending activities can present a greater than normal risk for financial institutions and the deposit insurance funds. Therefore, the federal banking agencies believe that the level of regulatory capital an institution needs to support this activity should be commensurate with the additional risks incurred.

     Although no formal rulemaking has occurred related to increased regulatory capital minimums for institutions engaged in subprime lending, regulatory agencies may impose additional regulatory capital requirements upon an institution as part of their comprehensive regulatory authority. Should a rule be adopted to increase capital or the OTS require the Bank to maintain additional regulatory capital as a result of our activities in subprime lending, this could have an adverse affect on our future prospects and operations, and may restrict our ability to grow. If we are unable to comply with any new capital requirements, if adopted or imposed, then we may be subject to the prompt corrective action regulations of the OTS. Although we believe we maintain appropriate controls and regulatory capital for our subprime activities, we cannot determine whether, or in what form, rules may eventually be adopted. In addition, there can be no guaranty that the OTS, upon examination, will not require us to increase capital or cease our activities in subprime lending.

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

     Proposed Capital Requirements for Community Institutions. In November 2000 the federal bank and thrift regulatory agencies requested public comment on an advance notice of proposed rulemaking that considers the establishment of a simplified regulatory capital framework for non-complex institutions.

     In the proposal, the agencies suggested criteria that could be used to determine eligibility for a simplified capital framework, such as the nature of a bank's activities, its asset size and its risk profile. In the advance notice, the agencies seek comment on possible minimum regulatory capital requirements for non-complex institutions, including a simplified risk-based ratio, a simple leverage ratio, or a leverage ratio modified to incorporate certain off-balance sheet exposures.

     The advance notice solicits public comment on the agencies' preliminary views. Comments are due on the proposal on February 1, 2001. Given the preliminary nature of the proposal, it is not possible to predict its impact on the Bank at this time.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS, requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

     The regulation establishes five categories of capital classification:

          .    "well capitalized;"

          .    "adequately capitalized;"

          .    "undercapitalized;"

          .    "significantly undercapitalized;" and

          .    "critically undercapitalized."

     Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 2000, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     Loans-to-One Borrower Limitations. Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

          . the purchase price of each single-family dwelling in the development does not exceed $500,000;

          . the savings association is in compliance with its fully phased-in capital requirements;

          .    the loans comply with applicable loan-to-value requirements; and

          . the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

     At December 31, 2000, the Bank's loans-to-one-borrower limit was $6.3 million based upon the 15% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. Savings associations must meet a QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in HOLA or by meeting the definition of a "domestic building and loan association" pursuant to the Internal Revenue Service Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. The FHLB also relies on the qualified thrift lender test. A savings association will only enjoy full borrowing privileges from an FHLB if the savings association is a qualified thrift lender. As of December 31, 2000, the Bank was in compliance with its QTL requirement by meeting the definition of a domestic building and loan association.

     In September 2000, the Bank filed its application with the DFI for approval to convert from a federally-chartered savings association to a state-chartered commercial bank due, in principal part, to lending restrictions which apply to federally-chartered thrifts. As a result of the discontinuation of its subprime mortgage business, it will be more difficult for the Bank to remain in compliance with the "QTL" test and certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the "QTL" test or certain consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the "QTL" and other consumer lending limitations in the future.

     Affiliate Transactions. Transactions between a savings association and its "affiliates" are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association's holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in "covered transactions" with affiliates:

          . to an amount equal to 10% of the association's capital and surplus, in the case of covered transactions with any one affiliate; and

          . to an amount equal to 20% of the association's capital and surplus, in the case of covered transactions with all affiliates.

     In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A "covered transaction" includes:

          .    a loan or extension of credit to an affiliate;

          .    a purchase of investment securities issued by an affiliate;

          .    a purchase of assets from an affiliate, with some exceptions;

          . the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or

          . the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

     In addition, under the OTS regulations:

          . a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;

          . a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;

          . a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;

          . covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

          . with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

     The OTS regulation generally excludes all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

     Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may:

          . be required to file an application and await approval from the OTS before it makes a capital distribution;

          . be required to file a notice 30 days before the capital distribution; or

          . be permitted to make the capital distribution without notice or application to the OTS.

     The OTS regulations require a savings association to file an application if:

          . it is not eligible for expedited treatment of its other applications under OTS regulations;

          . the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year to date plus retained net income for the preceding two years;

          . it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or

          . the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

     In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

          . would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

          . the proposed capital distribution would reduce the amount of or retire any part of the savings association's common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

          . the savings association is a subsidiary of a savings and loan holding company.

     If neither the savings association nor the proposed capital distribution meet any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice. Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

     Activities of Subsidiaries. A savings association seeking to establish a new subsidiary, acquire control of an existing company or conduct a new activity through a subsidiary must provide 30 days prior notice to the FDIC and the OTS and conduct any activities of the subsidiary in compliance with regulations and orders of the OTS. The OTS has the power to require a savings association to divest any subsidiary or terminate any activity conducted by a subsidiary that the OTS determines to pose a serious threat to the financial safety, soundness or stability of the savings association or to be otherwise inconsistent with sound banking practices.

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.

     Federal Home Loan Bank System. The Bank is a member of the FHLB system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

          . 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year;

          .    0.3% of total assets; or

          .    5% of its FHLB advances or borrowings.

     At December 31, 2000, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy the liquidity requirements that are imposed by the OTS. At December 31, 2000, the Bank was in compliance with these requirements.

     Charter Conversion

     Charter Conversion. The Bank's application seeking approval to convert from a federal savings association charter to a state commercial bank charter was filed with the DFI in September 2000. In accordance with the application review process, the DFI has finished an on-site examination of the Bank and is presently completing its review of the Bank's conversion application. In the event that the application is approved, and the Bank converts to a California commercial bank charter, certain aspects of federal and state regulation will be affected. The discussion below describes selected aspects of federal and state regulation to which UPFC and the Bank would become subject if and when a Charter Conversion occurred.

     Regulation of UPFC. UPFC would, upon consummation of a Charter Conversion, become registered as a bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHCA"). UPFC would then be required to file with the Federal Reserve Board periodic reports and such additional information as the Federal Reserve Board may require pursuant to the BHCA. The Federal Reserve Board may conduct examinations of UPFC and its subsidiaries.

     The Federal Reserve Board may require that UPFC terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates if the Federal Reserve Board believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries. The Federal Reserve Board also has the authority to regulate provisions of certain bank holding company debt, including the authority to impose interest ceilings and reserve requirements on such debt. Under certain circumstances, UPFC would be required to file written notice and obtain approval from the Federal Reserve Board prior to purchasing or redeeming its equity securities.

     Further, UPFC would be required by the Federal Reserve Board to maintain certain levels of capital. UPFC would be required to obtain the prior approval of the Federal Reserve Board for the acquisition of more than 5% of the outstanding shares of any class of voting securities or substantially all of the assets of any bank or bank holding company. Prior approval of the Federal Reserve Board would also be required for the merger or consolidation of UPFC and another bank holding company.

     UPFC would be prohibited by the BHCA, except in certain statutorily prescribed instances, from acquiring direct or indirect ownership or control of more than 5% of the outstanding voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or furnishing services to its subsidiaries. However, UFPC, subject to the prior approval of the Federal Reserve Board, could engage in any, or acquire shares of companies engaged in, activities that are deemed by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     Under Federal Reserve Board regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve Board's policy that a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve Board to be an unsafe and unsound banking practice or a violation of the Federal Reserve Board's regulations or both.

     UPFC will also become a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, UPFC and its subsidiaries are subject to examination by, and may be required to file reports with, the DFI.

     Regulation of the Bank. The Bank, as a California-chartered commercial bank following a Charter Conversion, would become subject to primary supervision, periodic examination, and regulation by the DFI and the FDIC. In addition, the Bank would cease to be insured under the SAIF as a savings association and would, following a Charter Conversion, become insured under the BIF as a state-chartered commercial bank. (See "Regulation-Regulation of the Bank-Insurance of Deposit Accounts.") To a lesser extent, the Bank would also become subject to certain regulations promulgated by the Federal Reserve Board. If, as a result of an examination of the Bank, the FDIC should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the Bank or its management is violating or has violated any law or regulation, various remedies are available to the FDIC. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the Bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the Bank's deposit insurance, which for a California chartered bank would result in a revocation of the Bank's charter. The DFI has many of the same remedial powers.

     Various requirements and restrictions under the laws of the State of California and the United States would affect the operations of the Bank after a Charter Conversion. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, and capital requirements. See "Business-Regulation-Regulation of the Bank-Regulatory Capital Requirements."

     The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank would be permitted to form subsidiaries to engage in the activities authorized by the Financial Services Modernization Act to the same extent as a national bank. In order to form a financial subsidiary, the Bank must be well-capitalized, and the Bank would be subject to the same capital deduction, risk management and affiliate transaction rules as applicable to national banks.

     The Federal Reserve Board would also have the authority to prohibit the Bank from engaging in activities that, in the Federal Reserve Board's opinion, constitute unsafe or unsound practices. It is possible, depending upon the financial condition of the Bank and other factors, that the Federal Reserve Board could assert that the payment of dividends or other payments might, under some circumstances, be an unsafe or unsound practice. Further, the Federal Reserve Board has established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under its jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or UPFC may pay. The DFI may impose similar limitations on the conduct of California-chartered banks. See "Business-Regulation of the Bank-Regulatory Capital Requirements" and "Prompt Corrective Action."

     The Bank would also be subject to certain restrictions imposed by federal laws on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, UPFC or other affiliates, the purchase of or investment in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of UPFC or other affiliates. Such restrictions prevent UPFC and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in UPFC or to or in any other affiliate are limited, individually, to 10% of the Bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the Bank's capital and surplus (as defined by federal regulations). California law also would impose certain restrictions with respect to transactions involving UPFC and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "Business-Regulation of the Bank-Prompt Corrective Action."

  Taxation

     Federal

     General. UPFC and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or UPFC. UPFC has not been audited by the Internal Revenue Service. For its 2000 taxable year, UPFC is subject to a maximum federal income tax rate of 34.0%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions, which qualified under certain definitional tests and other conditions of the Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under the Percentage of Taxable Income Method or the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

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

     To the extent the allowable bad debt reserve balance using the thrift's historical computation method exceeds the allowable bad debt reserve method under the newly enacted provisions, such excess is required to be recaptured into income under the provisions of Code Section 481(a). Any Section 481(a) adjustment, required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period. Under the 1996 Act, the Bank is permitted to use the Experience Method to compute its allowable addition to its reserve for bad debts for the current year. The Bank's bad debt reserve as of December 31, 1995 was computed using the permitted Experience Method computation and was therefore not subject to the recapture of any portion of its bad debt reserve as discussed above.

     State

     The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporation (but not generally paid by banks or financial corporations such as the Bank). The variable tax rate was 10.84% in 2000 and 1999. UPFC and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. UPFC has not been audited by the Franchise Tax Board. UPFC does business in various other states with corporate rates that vary based on numerous factors including asset size, income or business operations.

  Subsidiaries

     Pan American Financial, Inc., a wholly-owned subsidiary of UPFC, acts as the parent company of Pan American Bank, FSB and was the obligor on loans obtained from the RTC in connection with the Minority Interim Capital Assistance Program provided under the Federal Home Loan Bank Act. These loans were paid-off in full during 1999.

     WorldCash Technologies, Inc. is a wholly-owned subsidiary of UPFC and is involved with the money transfer business. In February 2001, WorldCash terminated its money transfer activities, however, it still maintains an investment in a software technology company.

     Pan American Bank, FSB, a wholly-owned subsidiary of Pan American Financial, Inc., is the primary operating subsidiary of UPFC and is a federally-chartered savings bank.

     United Auto Credit Corporation, a wholly-owned subsidiary of the Bank, holds for investment and services nonprime retail automobile installment sales contracts.

     United PanAm Mortgage Corporation is a wholly-owned subsidiary of the Bank and is presently inactive.

     Pan American Service Corporation, a wholly-owned subsidiary of the Bank, acts as trustee under certain deeds of trust originated through the Bank's mortgage lending activities.

  Factors That May Affect Future Results of Operations

     This Annual Report on Form 10-K contains forward-looking statements, including statements regarding UPFC's strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. UPFC's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the "Factors That May Affect Results of Operations" and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

     The following discusses certain factors which may affect our financial results and operations and should be considered in evaluating UPFC.

     Because we have a limited operating history, we cannot predict our future operating results.

     UPFC purchased certain assets and assumed certain liabilities of Pan American Federal Savings Bank from the RTC in 1994. In 1995, we commenced our insurance premium finance business through a joint venture with BPN, and in 1996, we commenced our mortgage and automobile finance businesses. Accordingly, we have only a limited operating history upon which an evaluation of UPFC and its prospects can be based. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Because we loan money to credit-impaired borrowers, we may have a higher risk of delinquency and default.

     Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit. Substantially all of our auto loans are made to individuals with impaired or limited credit histories, limited documentation of income, or higher debt-to-income ratios than are permitted by traditional lenders. If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

     We may have to restrict our lending activities, if we are unable to maintain or expand our sources of financing.

     Our ability to maintain or expand our current level of lending activity will depend on the availability and terms of our sources of financing. We fund our operations principally through deposits, FHLB advances and whole loan sales. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of our insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that we will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and we are unable to develop additional sources of financing, we may have to restrict our lending activities, which would materially and adversely affect our financial condition, results of operations and business prospects. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our California business focus and economic conditions in California could adversely affect our operations.

     UPFC's lending activities are concentrated primarily in California. The performance of our loans may be affected by changes in California's economic and business conditions, including its residential real estate market. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on our financial condition, results of operations and business prospects.

     If we have a higher loss on our discontinued operations than we previously estimated, additional charges could adversely affect our financial condition.

     UPFC discontinued its mortgage origination operations in February 2000 and included the estimated loss from discontinuing these operations in its 1999 financial statements. An additional loss on disposal was recorded in the 2000 financial statements. If actual losses on discontinued operations are higher than anticipated, additional charges may be required in subsequent periods' results of operations. If these charges are significant, they could have a material adverse effect on our financial condition, results of operations and business prospects.

     If we incorrectly value our residual interests in securitizations, our financial condition could be adversely affected.

     UPFC completed two securitizations during 1999, and as part of these securitizations recorded residual interests. The residual interests are comprised of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from the pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Valuations of the retained interests in securitizations at each reporting period are based on estimates of current fair value, which may include discounted cash flow analyses using prepayment, default and interest rate assumptions that market participants would use for similar instruments. If actual prepayments and defaults in the securitizations are different than estimates used by UPFC for valuing its retained interests, it could have a material adverse effect on our financial condition, results of operations and business prospects.

     UPFC sold all of the residual interests arising from the 1999 securitizations in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the cash proceeds received at the settlement date in January 2001.

     Our systems and controls may not be adequate to support our growth, and if they are not adequate, it could have a material adverse effect on our business.

     UPFC depends heavily upon its systems and controls, some of which have been designed specifically for a particular business, to support the evaluation, acquisition, monitoring, collection and administration of that business. There can be no assurance that these systems and controls, including those specially designed and built for UPFC, are adequate or will continue to be adequate to support our growth. A failure of our automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon our financial condition, results of operations and business prospects.

     If we do not retain our key employees and we fail to attract new employees, our business will be impaired.

     UPFC is dependent upon the continued services of its key employees as well as the key employees of BPN. The loss of the services of any key employee, or the failure of UPFC to attract and retain other qualified personnel, could have a material adverse effect on our financial condition, results of operations and business prospects.

     Competition may adversely affect our performance.

     Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan origination fees and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than UPFC. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. We compete in the nonprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by UPFC. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

     Fluctuations in interest rates and general and localized economic conditions also may affect the competition UPFC faces. Competitors with lower costs of capital have a competitive advantage over UPFC. During periods of declining interest rates, competitors may solicit our customers to refinance their loans. In addition, during periods of economic slowdown or recession, our borrowers may face financial difficulties and be more receptive to offers of our competitors to refinance their loans.

     As we expand into new geographic markets, we will face additional competition from lenders already established in these markets. There can be no assurance that we will be able to compete successfully with these lenders.

     Changes in interest rates may adversely effect our performance.

     UPFC's results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on our net interest income. Further, a significant increase in market rates of interest could adversely affect demand for our financial products and services. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Our liabilities generally have shorter terms and are more interest rate sensitive
than our assets.   Accordingly, changes in interest rates could have a material adverse effect on the profitability of our lending activities. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk."

     We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

     UPFC has experienced growth in each of its businesses and intends to pursue growth for the foreseeable future, particularly in its automobile finance business. In addition, we may broaden our product offerings to include additional types of consumer or, in the case of IPF, commercial loans. Further, we may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of UPFC to implement its planned growth strategy would have a material adverse effect on our financial condition, results of operations and business prospects.

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

     The financial statements and notes thereto presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of the assets and liabilities of UPFC are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     If our application for approval of a Charter Conversion is not approved, our current lending activities may be adversely affected.

     The Bank filed its application with the DFI for approval to convert from a federally-chartered savings association to a state-chartered commercial bank due, in principal part, to lending restrictions which apply to federally-chartered thrifts. As a result of the discontinuation of its subprime mortgage business, it will be more difficult for the Bank to remain in compliance with the "QTL" test or certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the "QTL" test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the "QTL" test or other consumer lending limitations in the future.

     We may face other risks.

     From time to time, UPFC details other risks with respect to its business and financial results in its filings with the Securities and Exchange Commission.


Item 2.   Properties

     In January 2001, our principal executive offices were moved to premises consisting of approximately 5,500 square feet of office space located at 17744 Skypark Circle, Irvine, California 92614. In March 2001, we are moving to new headquarters office space consisting of approximately 13,300 square feet located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. As of December 31, 2000, UPFC maintained five branches for its banking business, 28 branches for its automobile finance business, one branch for its insurance premium finance business and one office site for its discontinued mortgage finance business. In January 2001, the Bank closed its San Mateo deposit branch and transferred all outstanding deposits to another local branch facility.

     All of our leased properties are leased for terms expiring on various dates to 2007, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $1.6 million at December 31, 2000 compared to $1.4 million at December 31, 1999.

Item 3.   Legal Proceedings

     UPFC is a party from time to time in legal proceedings incidental to the conduct of its businesses. Management of UPFC believes that the outcome of such proceedings will not have a material effect upon its financial condition.


Item 4.   Submission of Matters to a Vote of Security Holders


     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

Item 5.   Market For Registrant's Common Equity And Related Shareholder Matters


     The Common Stock has been traded on the Nasdaq National Market under the symbol "UPFC" since UPFC completed its initial public offering on April 23, 1998. As of March 15, 2001, we had approximately 400 shareholders of record and 16,149,650 outstanding shares of common stock. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

Quarter Ended                               High         Low
-------------                               -----        ---

March 31, 2000                              $2.31       $1.03
June 30, 2000                               $1.63       $0.78
September 30, 2000                          $1.25       $0.75
December 31, 2000                           $1.94       $0.81


March 31, 1999                              $5.00       $3.25
June 30, 1999                               $4.63       $2.88
September 30, 1999                          $3.38       $1.69
December 31, 1999                           $2.13       $1.25

     UPFC has never paid a cash dividend on its Common Stock and we do not anticipate paying cash dividends on the Common Stock in the foreseeable future. The payment of dividends is within the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions on the payment of dividends and general business conditions. Federal regulations restrict the Bank's ability to declare or pay any dividends to UPFC. For more information, see "Item 1. Business - Regulation - Regulation of the Bank - Capital Distribution Limitations."

Item 6.   Selected Financial Data

     The following table presents selected consolidated financial data for UPFC and is derived from and should be read in conjunction with the Consolidated Financial Statements of UPFC and the Notes thereto, which are included in this Annual Report on Form 10-K for the years ended December 31, 2000, 1999 and 1998. The selected consolidated financial data for the years ended December 31, 1997 and 1996 has been derived from our audited financial statements, which are not presented in this Annual Report.

(In thousands, except per share amounts)

                                                                                           At or For the
                                                                                      Year Ended December 31,
                                                                   ------------------------------------------------------------
                                                                     2000         1999         1998         1997         1996
                                                                   --------     --------     --------     --------     --------
Statement of Operations Data
Interest income                                                    $ 44,375     $ 28,803     $ 24,540     $ 19,809     $ 16,135
Interest expense                                                     14,563        6,033        7,839        8,793        7,628
                                                                   --------     --------     --------     --------     --------
     Net interest income                                             29,812       22,770       16,701       11,016        8,507
Provision for loan losses                                               201          432          293          507          194
                                                                   --------     --------     --------     --------     --------
     Net interest income after provision for loan losses             29,611       22,338       16,408       10,509        8,313
                                                                   --------     --------     --------     --------     --------
Non-interest income
     Loss on residual interests in securitizations                  (11,374)          --           --           --           --
     Gains on sales of loans, net                                        --           --          976           --           --
     Other non-interest income                                          462          974          936          702          443
                                                                   --------     --------     --------     --------     --------
          Total non-interest income (loss)                          (10,912)         974        1,912          702          443
                                                                   --------     --------     --------     --------     --------
Non-interest expense
     Compensation and benefits                                       12,903       10,843        8,370        5,534        3,739
     SAIF special assessment                                             --           --           --           --          642
     Other expense                                                   11,258        7,800        6,031        4,570        3,162
                                                                   --------     --------     --------     --------     --------
          Total non-interest expense                                 24,161       18,643       14,401       10,104        7,543
                                                                   --------     --------     --------     --------     --------
Income (loss) from continuing operations before income taxes         (5,462)       4,669        3,919        1,107        1,213
Income taxes (benefit)                                               (2,094)       1,908        1,645          466          511
                                                                   --------     --------     --------     --------     --------
Income (loss) from continuing operations                             (3,368)       2,761        2,274          641          702
                                                                   --------     --------     --------     --------     --------
Income (loss) from discontinued operations, net of tax                   --         (941)       4,489        5,607          248
Loss on disposal of discontinued operations, net of tax              (3,291)      (6,172)          --           --           --
                                                                   --------     --------     --------     --------     --------
Net income (loss)                                                  $ (6,659)    $ (4,352)    $  6,763     $  6,248     $    950
                                                                   ========     ========     ========     ========     ========
Earnings (loss) per share-basic: (1)
     Continuing operations                                         $  (0.21)    $   0.16     $   0.15     $   0.06     $   0.07
     Discontinued operations                                       $  (0.20)    $  (0.42)    $   0.29     $   0.52     $   0.02
     Net income (loss)                                             $  (0.41)    $  (0.26)    $   0.44     $   0.58     $   0.09
     Weighted average shares outstanding                             16,392       16,854       15,263       10,739       10,669
Earnings (loss) per share-diluted: (1)
     Continuing operations                                         $  (0.21)    $   0.16     $   0.14     $   0.05     $   0.07
     Discontinued operations                                       $  (0.20)    $  (0.41)    $   0.28     $   0.48     $   0.02
     Net income (loss)                                             $  (0.41)    $  (0.25)    $   0.42     $   0.53     $   0.09
     Weighted average shares outstanding                             16,392       17,253       16,143       11,875       10,669

Balance Sheet Data
Total assets                                                       $489,978     $438,290     $425,559     $310,754     $188,743
Loans                                                               192,368      158,283      133,718      148,535      134,821
Loans held for sale                                                     712      136,460      214,406      120,002       20,766
Allowance for loan losses                                           (15,156)     (14,139)     (10,183)      (6,487)      (5,356)
Deposits                                                            348,230      291,944      321,668      233,194      159,061
Notes payable                                                            --           --       10,930       12,930       10,930
FHLB advances                                                        60,000           --           --       28,000        4,000
Warehouse lines of credit                                                --       54,415           --        6,237           --
Shareholders' equity                                                 69,317       75,353       82,913       13,009        6,761

(In thousands, except per share amounts)
                                                                                               At or For the
                                                                                          Year Ended December 31,
                                                                      -------------------------------------------------------------
                                                                         2000         1999          1998        1997         1996
                                                                      ---------    ---------    -----------   ---------    --------
Operating Data
Return on average assets from continuing operations                      (0.95)%       1.25%          1.04%       3.51%       0.42%
Return on average shareholders' equity from continuing operations        (4.61)%       3.39%          4.04%       7.37%      11.90%
Net interest margin                                                       9.39%       12.45%          9.13%       6.76%       5.46%
Shareholders' equity to assets                                           14.15%       17.19%         19.48%       4.19%       3.58%
Tangible capital ratio of Bank                                            8.52%       10.60%          6.94%       7.27%       8.85%
Core capital ratio of Bank                                                8.52%       10.60%          6.94%       7.27%       8.85%
Risk-based capital ratio of Bank                                         14.52%       10.24%         10.77%      12.34%      16.36%

Asset Quality Data
Nonaccrual loans, net(2)                                              $  3,067     $ 13,157     $   18,632    $  6,633     $ 5,835
Real estate owned                                                          871        2,590          1,877         562         988
Total non-performing assets                                              3,938       15,747         20,509       7,195       6,823
Non-performing assets to total assets                                     0.80%        3.60%          4.82%       2.31%       3.61%
Allowance for credit losses to loans held for investment                  7.88%        8.93%          7.62%       4.37%       3.97%

Automobile Finance Data
Gross contracts purchased                                             $174,645     $124,896     $   86,098    $ 44,056     $12,216
Average discount on contracts purchased                                   8.08%        8.79%          9.12%       9.79%      10.00%
Net charge-offs to average contracts                                      4.17%        4.05%          4.56%       4.94%       1.50%
Number of branches                                                          28           20             15          10           4

Insurance Premium Finance Data
Loans originated                                                      $100,085     $107,212     $  152,998    $145,167     $99,012
Loans outstanding at period end                                       $ 34,185     $ 30,334     $   44,709    $ 39,990     $32,058
Average net yield on loans originated                                    15.36%       12.73%         13.90%      14.01%      13.62%
Average loan size at origination                                      $   0.99     $   0.99     $     1.11    $   1.16     $  1.18
Net charge-offs to average loans                                          0.61%        1.00%          0.78%       0.35%       0.39%

Subprime Mortgage Finance Data(3)
Loan origination activities
     Wholesale originations                                           $ 73,652     $789,327     $  807,382    $359,236     $58,456
     Retail originations                                                 2,345      173,389        382,359     219,386      13,055
                                                                      ---------    ---------    -----------   ---------    --------
          Total loan originations                                     $ 75,997     $962,716     $1,189,741    $578,622     $71,511
     Percent of loans secured by first mortgages                            96%          97%            96%         96%         95%
     Weighted average initial loan-to-value ratio                           76%          76%            75%         75%         72%
     Originations by product type
          Adjustable-rate mortgages                                         86%          76%            71%         82%         85%
          Fixed-rate mortgages                                              14%          24%            29%         18%         15%
     Average balance per loan                                         $    104     $    109     $       99    $    104     $   100
Loans sold through whole loan transactions                            $215,133     $552,200     $1,084,701    $360,210     $50,142
Loan securitizations                                                        --     $458,011             --    $114,904          --

_________________
(1) Earnings (loss) per share - basic is based on the weighted average shares of Common Stock outstanding during the period adjusted for the 1,875-for-1 stock split effective in November 1997. Earnings (loss) per share - diluted is based on the weighted average shares of Common Stock and Common Stock equivalents outstanding during the period adjusted for a 1,875-for-1 stock split effective in November 1997.
(2) Nonaccrual loans are net of specific loss allowances.
(3) The subprime mortgage finance data presented is related to our discontinued mortgage operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Certain statements in this Annual Report on Form 10-K including statements regarding our strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. For discussion of the factors that might cause such a difference, see "Item 1. Business - Factors That May Affect Future Results of Operations" and other risks identified from time to time in our filings with the SEC.

General

  The Company

     UPFC is a specialty finance company engaged primarily in originating and acquiring for investment retail automobile installment sales contracts and automobile insurance premium finance contracts. We market to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan origination fees and interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, FHLB advances and whole loan sales.

     UPFC commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. In 1995, we commenced our insurance premium finance business through a joint venture with BPN and in 1996, we commenced our automobile finance business.

     In February 2000, we closed our subprime mortgage finance business to focus on our auto lending and insurance premium finance businesses. The subprime mortgage business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single-family residences. In connection with the discontinuance of the mortgage finance division, all related operating activity for all periods presented is treated as discontinued operations for financial statement reporting purposes. For the purpose of determining net interest income related to discontinued operations, we included all interest income from our mortgage finance business less an allocation for interest expense. We allocated deposits and warehouse lines of credit to the discontinued mortgage operations in computing interest expense. All non-interest income and non-interest expense of the mortgage operations was also charged to discontinued operations. For more information, see "Item 1.
Business - Discontinued Operations - Mortgage Finance."

     During 2000, UPFC through its wholly-owned subsidiary, WorldCash, continued its development of a cross-border money transfer business to be initially dedicated to the Hispanic community. All development costs related to this venture, approximating $870,000 in 2000, have been expensed in UPFC's consolidated statements of operations. In addition to its business development costs and as part of the software technology for this business, WorldCash made a $1.0 million investment in AirTime Technologies, Inc. ("AirTime") representing a 20% ownership interest. In the fourth quarter of 2000, the Company wrote-down this investment to $500,000 reflecting management's estimate of the current fair value of this investment, and AirTime's most recent operating and revenue projections. In February 2001, WorldCash terminated its activities associated with developing a money transfer business, however, it still maintains its investment in AirTime.

     Finance companies, such as UPFC, generate income from a combination of "spread" or "net interest" income (i.e., the difference between the yield on loans, net of loan losses, and the cost of funding) and "non-interest" income (i.e., the fees received for various services and gains on the sales of loans). Income is used to cover operating expenses incurred (i.e., compensation and benefits, occupancy and other expenses) in generating that income. Each of our businesses, as described below, generates income from a combination of spread and non-interest income.

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

  Insurance Premium Finance

     In May 1995, the Bank entered into a joint venture with BPN relating to an insurance premium finance business under the name "ClassicPlan" (such business is referred to herein as "IPF"). Under this joint venture, which commenced operations in September 1995, the Bank underwrites and finances automobile and commercial insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. UPFC does not sell or have the risk of underwriting the underlying insurance policy.

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

  The Bank

     UPFC funds its operations primarily through the Bank's deposits, FHLB advances and loan sales. As of December 31, 2000, the Bank was a five-branch federal savings bank with $348.2 million in deposits. The loans generated by our insurance premium and automobile finance businesses currently are funded and held by the Bank. In addition, the Bank holds a portfolio of primarily traditional residential mortgage loans acquired from the RTC in 1994 and 1995, which loans aggregated $16.8 million in principal amount (before unearned discounts and premiums) at December 31, 2000.

          The Bank generates spread income not only from loans originated or purchased by each of our principal businesses, but also from loans purchased from the RTC, its securities portfolio, and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

Average Balance Sheets

     The following tables set forth information relating to our continuing operations for the years ended December 31, 2000, 1999 and 1998. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

                                                                            Year Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                       2000                          1999                          1998
                                           ---------------------------   ---------------------------  ------------------------------

                                           Average             Average   Average             Average  Average               Average
                                           Balance   Interest   Yield/   Balance   Interest  Yield/    Balance   Interest    Yield/
                                         /(1)//(2)/    /(1)/     Cost   /(1)//(2)/    /(1)/   Cost    /(1)//(2)/    /(1)/     Cost
                                         ----------  --------  -------  ----------  --------  ------- ----------  --------  -------
(Dollars in thousands)
Assets
Interest earnings assets
   Securities                              $146,129   $ 9,561   6.54%    $ 37,682   $ 1,800    4.78%  $ 25,672    $ 1,346     5.24%
   Mortgage loans, net/(3)/                  18,546     1,630   8.79%      25,229     2,316    9.18%    63,224      5,450     8.62%
   IPF loans, net/(4)/                       30,647     4,791  15.63%      37,681     5,271   13.99%    49,138      6,579    13.39%
   Automobile installment contracts,
    net/(5)/                                122,280    28,393  23.22%      82,294    19,416   23.59%    44,809     11,165    24.92%
                                           --------  --------            --------  --------           ---------  --------
         Total interest earning assets      317,602    44,375  13.97%     182,886    28,803   15.75%   182,843     24,540    13.42%
                                                     --------                      --------                      --------
Non-interest earning assets                  33,410                        37,450                       35,969
                                           --------                      --------                     ---------
         Total assets                      $351,012                      $220,336                     $218,812
                                           ========                      ========                     ========

Liabilities and Equity
Interest bearing liabilities
     Customer deposits                      240,974    13,057   5.42%     119,049     5,787    4.86%   127,158      6,550     5.15%
     Notes payable                               --        --     --        4,919       246    5.01%    11,545        623     5.40%
     FHLB advances                           22,877     1,506   6.58%           6        --    5.84%    13,057        666     5.10%
                                           --------  --------            --------  --------           ---------  --------
       Total interest bearing liabilities   263,851    14,563   5.52%     123,974     6,033    4.87%   151,760      7,839     5.17%
                                                     --------                      --------                      --------
Non-interest bearing liabilities             14,102                        15,029                       10,711
          Total liabilities                 277,953                       139,003                      162,471
                                           --------                      --------                     ---------
Equity                                       73,059                        81,333                       56,341
                                           --------                      --------                     ---------
          Total liabilities and equity     $351,012                      $220,336                     $218,812
                                           ========                      ========                     ========
Net interest income before provision
     for loan losses                                  $29,812                       $22,770                       $16,701
                                                      =======                       =======                       =======
Net interest rate spread/(6)/                                   8.45%                         10.88%                          8.25%
Net interest margin/(7)/                                        9.39%                         12.45%                          9.13%
Ratio of interest earning assets to
     interest bearing liabilities                             120.37%                        147.50%                        120.50%

___________________
(1) The table above excludes average assets and liabilities of our mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the consolidated statements of operations as follows:

                                                                                     Year Ended December 31,
                                                                                 --------------------------------
                                                                                   2000        1999        1998
                                                                                 --------    --------    --------
     Average assets of continuing operations                                     $351,012    $220,336    $218,812
     Average mortgage loans of discontinued operations                             63,264     235,124     214,229
                                                                                 --------    --------    --------
     Total average assets                                                        $414,276    $455,460    $433,041
                                                                                 ========    ========    ========

     Average liabilities and equity of continuing operations                     $351,012    $220,336    $218,812
     Average customer deposits allocated to discontinued operations                61,468     189,720     170,470
     Average warehouse lines of credit of discontinued operations                   1,796      45,404      43,759
                                                                                 --------    --------    --------
     Total average liabilities and equity                                        $414,276    $455,460    $433,041
                                                                                 ========    ========    ========

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

  Rate and Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense from continuing operations during the periods indicated. Information is provided in each category with respect to: changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rate (changes in rate multiplied by prior volume) and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                                    Year Ended                          Year Ended
                                                                December 31, 1999                   December 31, 1998
                                                                   Compared to                         Compared to
                                                                    Year Ended                          Year Ended
                                                                December 31, 2000                   December 31, 1999
                                                         -------------------------------     -------------------------------
                                                               Increase (Decrease)                 Increase (Decrease)
                                                                      Due to                              Due to
                                                         -------------------------------     -------------------------------
                                                          Volume      Rate      Net/(1)/      Volume       Rate     Net/(1)/
                                                         -------     ------     --------     -------      -----     --------
Interest earning assets
     Securities                                          $ 6,878     $  883     $  7,761     $   560      $(106)    $    454
     Mortgage loans, net                                    (591)       (95)        (686)     (3,513)       379       (3,134)
     IPF loans, net                                       (1,296)       816         (480)     (1,619)       311       (1,308)
     Automobile installment contracts, net                 9,280       (303)       8,977       8,811       (560)       8,251
                                                         -------     ------     --------     -------      -----     --------
          Total interest earning assets                   14,271      1,301       15,572       4,239         24        4,263
                                                         -------     ------     --------     -------      -----     --------
Interest bearing liabilities
     Customer deposits                                     6,540        730        7,270        (405)      (358)        (763)
     Notes payable                                          (123)      (123)        (246)       (335)       (42)        (377)
     FHLB advances                                         1,505          1        1,506        (779)       113         (666)
                                                         -------     ------     --------     -------      -----     --------
         Total interest bearing liabilities                7,922        608        8,530      (1,519)      (287)      (1,806)
                                                         -------     ------     --------     -------      -----     --------
Change in net interest income                            $ 6,349     $  693      $ 7,042     $ 5,758      $ 311      $ 6,069
                                                         =======     ======      =======     =======      =====      =======

____________
(1) The table above excludes interest income and interest expense from our mortgage operations as these items are reported as discontinued operations in the consolidated statements of operations.

Comparison of Operating Results for the Years Ended December 31, 2000 and December 31, 1999

  General

     UPFC incurred a loss from continuing operations of $3.4 million, or $0.21 per diluted share, compared with income from continuing operations of $2.8 million, or $0.16 per diluted share for the same period a year ago. Including discontinued operations, we reported a net loss of $6.7 million, or $0.41 per diluted share in 2000, compared with a net loss of $4.4 million, or $0.25 per diluted share in 1999.

     Contributing to our 2000 loss from continuing operations were charges as described below.

     We recorded a pre-tax charge of $11.4 million during 2000 to reflect a write-down in the value of residual interests arising from our 1999 subprime mortgage securitizations. We have subsequently sold these residual interests to a third party in January 2001 and this sale was used to determine the fair value of these assets at December 31, 2000.

     A pre-tax charge of $1.3 million was also recorded during 2000, relating to a write-down of our goodwill arising from the 1998 purchase of Norwest Financial Coast's insurance premium finance operations. The write-down reflects impairment in the value of this goodwill as a result of a decline in future benefits expected to be received from this acquisition as a result of a change in market conditions.

     Interest income for the year ended December 31, 2000 increased to $44.4 million compared with $28.8 million in 1999 while net interest income increased to $29.8 million for the year ended December 31, 2000 from $22.8 million in the same period a year ago. Gross automobile receivables increased from $128.1 million at December 31, 1999 to $176.3 million at December 31, 2000 accounting for much of the increase in interest income and net interest income.

  Interest Income

     Interest income increased from $28.8 million for the twelve months ended December 31, 1999 to $44.4 million for the twelve months ended December 31, 2000 due primarily to a $134.7 million increase in average interest earning assets, partially offset by a 1.78% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $40.0 million, and securities, which increased $108.4 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was primarily a result of the reinvestment of proceeds received from the sale of discontinued mortgage assets.

     The decline in the average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans. Securities, with an average yield of 6.54%, comprised 46% of our average interest earning assets at December 31, 2000 compared with 21% of our average interest earning assets at December 31, 1999.

  Interest Expense

     Interest expense increased from $6.0 million for the twelve months ended December 31, 1999 to $14.6 million for the twelve months ended December 31, 2000, due to a $139.9 million increase in average interest bearing liabilities, and a 0.65% increase in the weighted average interest rate on interest bearing liabilities. The largest component of the increase in interest bearing liabilities was deposits of the Bank, which increased from an average balance of $119.0 million in 1999 to $241.0 million in 2000. The increase in average deposits was due primarily to the reallocation of deposits to continuing operations compared to a year ago. Sales of subprime mortgage loans (discontinued operations) in 2000 reduced the average deposits allocated to discontinued operations.

     The average cost of deposits increased from 4.86% for 1999 to 5.42% for 2000, generally as a result of an increase in market interest rates and the repricing of deposits to these higher market rates.

  Provision for Loan Losses

     Provision for loan losses was $201,000 for the year ended December 31, 2000, compared with $432,000 for the year ended December 31, 1999. The provision for loan losses reflects estimated credit losses associated with our insurance premium finance business.

     Our total allowance for losses was $15.2 million at December 31, 2000 compared with $14.1 million at December 31, 1999, representing 7.9% of loans held for investment at December 31, 2000 and 8.9% at December 31, 1999. Net charge-offs to average loans were 5.0% for the year ended December 31, 2000 compared with 3.0% in 1999. The increase is due to higher charge-offs from subprime mortgage loans in connection with the wind-down of our discontinued mortgage operations.

     In addition to provision for losses, our allowance for loan losses is also increased by an allocation of acquisition discounts related to the purchase of automobile installment contracts. We allocate the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses.

     A provision for loan losses is charged to operations based on our regular evaluation of loans held for investment and the adequacy of the allowance for loan losses. We report loans held for sale at the lower of cost or market value, accordingly, loan loss provisions are not established for this portfolio. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $11.9 million, from $974,000 in 1999 to a loss of $10.9 million in 2000. The decrease resulted from an $11.4 million pre-tax write-down of the value of residual interests in securitizations.

We sold our residual interests in securitizations in January 2001 and this sale was used to determine the fair value of these assets at December 31, 2000.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items decreased $512,000 from $974,000 for the twelve months ended December 31, 1999 to $462,000 for the twelve months ended December 31, 2000. Included in non-interest income during 2000 is a charge of $500,000 in connection with the write-down of UPFC's investment in AirTime.

  Non-interest Expense

     Non-interest expense increased $5.6 million, from $18.6 million for the twelve months ended December 31, 1999 to $24.2 million for the twelve months ended December 31, 2000. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $2.1 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $596,000, reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area. Also, as a result of growth in our automobile lending operations, other operating expense, including professional fees, supplies, data processing, loan servicing expense, telephone and postage, increased $2.9 million during 2000 compared to the same period in 1999. Also included in other expense is a pre-tax charge of $1.3 million in connection with the write-down of goodwill arising from the 1998 purchase of Norwest Financial Coast's insurance premium finance operations and a $700,000 pre-tax provision for the relocation of certain offices. The goodwill write-down reflects impairment as a result of a decline in expected future benefits due to a change in market conditions. Most of this decline is a result of lower insurance premiums in California and significant competition from direct bill payment programs utilized by insurance companies, which has reduced the amount of premiums available for financing. The provision for office relocation expenses (consisting primarily of severance costs) is attributable to the move of our corporate and executive offices from San Mateo, California to Orange County, California.

  Income Taxes (Benefit)

     Income taxes (benefit) decreased $4.0 million, from $1.9 million for the twelve months ended December 31, 1999 to a benefit of $2.1 million for the twelve months ended December 31, 2000. This decrease occurred as a result of a $10.1 million decrease in income from continuing operations before income taxes between the two periods, and a decrease in the effective tax (benefit) rate from 40.9% for 1999 to 38.3% for 2000. The decline in the effective tax (benefit) rate reflects an increase in income or loss apportioned to states with lower tax rates.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, we discontinued our subprime mortgage origination operations. All related operating activity of the mortgage operations has been reclassified and reported as discontinued operations in our consolidated financial statements. In connection with the wind-down of these operations, sales or securitizations of subprime mortgage loans in 2000 were $215.1 million, compared with $1.0 billion in 1999. Prior to closing these operations, we originated $76.0 million in subprime mortgage loans during 2000 compared with $962.7 million during the year ended December 31, 1999.

     A loss from discontinued operations, net of tax, of $941,000 was recorded in 1999 reflecting the operating activity of these operations during this period. During the second quarter of 2000, a charge of $3.3 million, net of tax, was recorded related to loss on disposal of our subprime mortgage finance business. This was in addition to a charge of $6.2 million, net of tax, included in our 1999 results of operations. Included in our statement of financial condition as of December 31, 2000, is a reserve of $3.3 million consisting primarily of lease and other contractual obligations related to the estimated remaining costs of discontinuing the subprime mortgage operations. If actual costs of disposal are higher than anticipated, additional charges may be required in subsequent periods' results of operations. All activities related to discontinued operations in 2000 were charged to the discontinued operations reserve.

     In determining net interest income charged to discontinued operations, we included all interest income from our mortgage finance business less an allocation for interest expense. We allocated average deposits of $61.5 million for the year ended December 31, 2000 and $189.7 million for the year ended December 31, 1999, and average warehouse lines of credit of $1.8 million for the year ended December 31, 2000 and $45.4 million for the year ended December 31, 1999, to discontinued operations in computing interest expense.

Comparison of Financial Condition at December 31, 2000 and December 31, 1999

     Total assets increased $51.7 million, from $438.3 million at December 31, 1999 to $490.0 million at December 31, 2000. The increase occurred primarily as a result of a $213.4 million increase in securities available for sale, from $9.9 million at December 31, 1999 to $223.3 million at December 31, 2000, partially offset by a $135.7 million decrease in loans held for sale, from $136.5 million at December 31, 1999 to $712,000 at December 31, 2000.

     Cash and cash equivalents decreased $47.8 million, from $90.4 million at December 31, 1999 to $42.6 million at December 31, 2000. At December 31, 1999, we significantly increased our liquidity position in accordance with Year 2000 contingency plans. Subsequent to the Year 2000 conversion, the excess liquidity was used to paydown our mortgage warehouse lines of credit. Securities available for sale increased from $9.9 million at December 31, 1999 to $223.3 million at December 31, 2000. The increase reflects the reinvestment of proceeds received from sales of loans of the discontinued mortgage business.

     Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Our residual interests were $8.9 million at December 31, 2000 compared to $21.2 million at December 31, 1999. UPFC sold all of the residual interests arising from the 1999 securitizations in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the net cash proceeds received at the settlement date in January 2001. Valuations of the residual interests at December 31, 1999 were based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interests rate risks.

     Premises and equipment increased from $1.4 million at December 31, 1999 to $1.6 million at December 31, 2000 primarily as a result of the continuing growth of our auto finance business.

     Deposit accounts increased $56.3 million, from $291.9 million at December 31, 1999 to $348.2 million at December 31, 2000. This increase was primarily due to an increase in wholesale deposits, which grew from $15.8 million at December 31, 1999 to $49.1 million at December 31, 2000 as a result of the purchase of brokered CD's of $28.6 million in 2000. Retail deposits increased $22.9 million, from $276.2 million at December 31, 1999 to $299.1 million at December 31, 2000.

     Other interest bearing liabilities include Federal Home Loan Bank advances and warehouse lines of credit. FHLB advances were $60.0 million at December 31, 2000 and there were no advances outstanding at December 31, 1999. The increase in FHLB advances was primarily due to our use of wholesale borrowings as an alternative to deposits as a funding source for asset growth. Warehouse lines of credit were $54.4 million at December 31, 1999. There were no outstanding balances at December 31, 2000 as proceeds from sales of subprime mortgage loans were used to pay down outstanding balances.

     Net deferred tax assets were $10.8 million at December 31, 2000 due principally to temporary differences in the recognition of gain on sale of loans and discontinued operations for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to financial statement reporting where loans are recorded at the lower of cost or market. In addition, net deferred tax assets in 2000 included approximately $5.8 million relating to the discontinuance of our mortgage operations.

     Shareholders' equity decreased from $75.4 million at December 31, 1999 to $69.3 million at December 31, 2000, as a result of our 2000 net loss of $6.7 million, which was partially offset by $581,000 of unrealized gain on securities.

Comparison of Operating Results for the Years Ended December 31, 1999 and December 31, 1998

  General

     UPFC incurred a net loss of $4.4 million for the twelve months ended December 31, 1999 compared to net income of $6.8 million for the same period in 1998. Included in these results is a loss from discontinued operations of $7.1 million in 1999 and income from discontinued operations of $4.5 million in 1998.

     UPFC's loss from discontinued operations of $7.1 million in 1999 and income from discontinued operations in 1998 of $4.5 million resulted from the closure of our subprime mortgage finance business. Included in the 1999 loss from discontinued operations is a $6.2 million charge, net of tax, for the estimated loss on disposal of this business. The estimated loss on disposal includes lease termination costs, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses, net of estimated gains on loan sales related to the subprime mortgage operations.

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

     Growth in our auto finance business resulted in an increase in auto contracts purchased from $86.1 million for 1998 to $124.9 million for 1999, while insurance premium finance originations decreased from $153.0 million to $107.2 million, respectively. Mortgage loan originations were $962.7 million for 1999 and $1.2 billion for the comparable period in 1998 while sales or securitizations of mortgage loans were $1.0 billion for the twelve months ended December 31, 1999 and $1.1 billion for the comparable period in 1998.

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

  Provision for Loan Losses

     Provision for loans losses increased from $293,000 for the twelve months ended December 31, 1998 to $432,000 for the twelve months ended December 31, 1999. The increase reflects additional loss provisions associated with our insurance premium finance business, primarily as a result of higher charge-offs in 1999 compared with 1998. Annualized net charge-offs to average loans were 0.78% in 1998 compared to 1.00% in 1999.

     All loan loss provisions related to our mortgage finance business were reported as discontinued operations in the consolidated statements of operations.

     A provision for loan losses is charged to operations based on our regular evaluation of the loan portfolio and the adequacy of the allowance for loan losses. While we believe that we have adequately provided for losses and do not expect any material loss on our loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income decreased $938,000, from $1.9 million in 1998 to $974,00 in 1999. The decrease resulted from $976,000 of non-recurring loan sale gains in 1998 on loans purchased from the Resolution Trust Corporation in 1994 and 1995.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other income. The total of all of these items increased $38,000, from $936,000 for the twelve months ended December 31, 1998 to $974,000 for the twelve months ended December 31, 1999.

  Non-interest Expense

     Non-interest expense increased $4.2 million, from $14.4 million for the twelve months ended December 31, 1998 to $18.6 million for the twelve months ended December 31, 1999. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of $2.5 million associated with the expansion of our automobile finance operations and additional costs related to our banking division. In addition, occupancy expense increased $555,000, reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area. Also, as a result of growth in our automobile lending operations, other operating expense, including supplies, data processing, loan servicing expense, telephone and postage, increased $1.2 million during 1999 compared to the same period in 1998. Included in other expense is amortization of intangible assets, which increased from $239,000 in 1998 to $600,000 in 1999. The increase is a result of goodwill amortization associated with the purchase of rights to solicit additional insurance premium finance businesses.

  Income Taxes

     Income taxes increased $300,000, from $1.6 million for the twelve months ended December 31, 1998 to $1.9 million for the twelve months ended December 31, 1999. This increase occurred as a result of a $750,000 increase in income from continuing operations before income taxes between the two periods, offset by a decrease in the effective tax rate from 42.0% for 1998 to 40.9% for 1999.

Comparison of Financial Condition at December 31, 1999 and December 31, 1998

     Total assets increased $12.7 million, from $425.6 million at December 31, 1998 to $438.3 million at December 31, 1999. The increase occurred primarily as a result of an increase in cash and cash equivalents, and an increase in retained interests in securitizations offset by a decrease in loans receivable.

     Cash and cash equivalents increased $38.2 million, from $52.2 million at December 31, 1998 to $90.4 million at December 31, 1999. At December 31, 1999, we significantly increased our liquidity position in accordance with Year 2000 contingency plans. Subsequent to the Year 2000 conversion, the excess liquidity was used to pay down our mortgage warehouse lines of credit.

     Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Our residual interests of $21.2 million at December 31, 1999 were recorded in connection with two securitizations completed in 1999. Valuations of the residual interests are based on discounted cash flow analyses using prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks.

     Premises and equipment decreased from $4.8 million at December 31, 1998 to $1.4 million at December 31, 1999, primarily as a result of discontinuing our mortgage finance division and writing-off fixed assets and leasehold improvements associated with this business.

     Deposit accounts at the Bank decreased $29.8 million, from $321.7 million at December 31, 1998 to $291.9 million at December 31, 1999, due primarily to a decrease in CDs of $44.1 million, from $272.1 million at December 31, 1998 to $228.0 million at December 31, 1999. The decline in deposits reflects a decrease in wholesale CDs of $57.6 million offset by an increase in retail deposits of $27.9 million, primarily reflecting our strategy to use lower cost retail deposits for financing lending activities. Included in deposits at December 31, 1998 are brokered deposits of $10.3 million. There were no brokered deposits outstanding at December 31, 1999.

     RTC notes payable of $10.9 million were repaid between period ends 1998 and 1999. At December 31, 1999, $54.4 million of warehouse lines of credit were outstanding related to financing our loans held for sale. There were no such borrowings outstanding at December 31, 1998.

     Net deferred tax assets were $5.7 million at December 31, 1999 due principally to temporary differences in the recognition of gain on sale of loans and discontinued operations for federal and state income tax reporting and financial statement reporting purposes. For income tax purposes, loans held for sale are marked-to-market as compared to financial statement reporting where loans are recorded at the lower of cost or market. In addition, net deferred tax assets in 1999 included $4.3 million relating to the discontinuance of our mortgage operations.

     Shareholders' equity decreased from $82.9 million at December 31, 1998 to $75.4 million at December 31, 1999, principally as a result of our 1999 net loss of $4.4 million and $3.7 million related to the repurchase of stock by UPFC.

Management of Interest Rate Risk

     The principal objective of our interest rate risk management program is to evaluate the interest rate risk inherent in our business activities, determine the level of appropriate risk given our operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, we seek to reduce the exposure of our operations to changes in interest rates. The Board of Directors reviews on a quarterly basis the asset/liability position of UPFC, including simulation of the effect on capital of various interest rate scenarios. UPFC's profits depend, in part, on the difference, or "spread," between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates. In addition, between the time we originate loans and investors' sales commitments are received, we may be exposed to interest rate risk to the extent that interest rates move upward or downward during the time the loans are held for sale.

     The Bank's interest rate sensitivity is monitored by the Board of Directors and management, through the use of a model, which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and "NPV Ratio" is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We review a market value model (the "OTS NPV model") prepared quarterly by the OTS, based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

     At September 30, 2000, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 21 basis points and would result in a $1.5 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 34 basis points and would result in a $2.1 million decrease in the NPV of the Bank. At September 30, 2000, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following tables show the NPV and projected change in the NPV of the Bank at September 30, 2000 and December 31, 1999 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). These tables are based on data prepared by the OTS. We make no representation as to the accuracy of this data.

                                           Interest Rate Sensitivity of Net Portfolio Value
                                                             September 30, 2000
                                                Net Portfolio Value           NPV as % of Portfolio Value of Assets
                                       ------------------------------------   -------------------------------------
     Change in Rates                   $ Amount      $ Change      % Change        NPV Ratio            Change
     ---------------                   --------      --------      --------   --------------            -----------
                                                               (Dollars in thousands)
   +300 bp                              $58,134      $(3,773)          -6%           13.50%             -63 bp
   +200 bp                               59,782       (2,126)          -3%           13.79%             -34 bp
   +100 bp                               61,042         (865)          -1%           14.00%             -13 bp
      0 bp                               61,907           --           --%           14.13%              -- bp
   -100 bp                               62,149          242           --%           14.14%              +1 bp
   -200 bp                               63,398        1,491           +2%           14.34%             +21 bp
   -300 bp                               65,404        3,496           +6%           14.68%             +55 bp


                                                        December 31, 1999
                                              Net Portfolio Value             NPV as % of Portfolio Value of Assets
                                       ------------------------------------   ---------------------------------------
     Change in Rates                   $ Amount      $ Change      % Change        NPV Ratio           % Change
     ---------------                   --------      ---------     --------   --------------           ------------
                                                             (Dollars in thousands)
    +300 bp                             $43,715      $(12,030)         -22%          10.16%            -239 bp
    +200 bp                              48,704        (7,041)         -13%          11.17%            -138 bp
    +100 bp                              52,857        (2,888)          -5%          12.00%             -55 bp
       0 bp                              55,745            --           --%          12.55%              -- bp
    -100 bp                              57,571         1,826           +3%          12.88%             +33 bp
    -200 bp                              60,782         5,037           +9%          13.47%              +92bp
    -300 bp                              64,917         9,172          +16%          14.23%            +168 bp

Liquidity and Capital Resources

  General

     UPFC's primary sources of funds are retail and wholesale deposits, FHLB advances, principal and interest payments on loans, cash proceeds from the sale of loans and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We have continued to maintain the required minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%, and we have always met or exceeded this requirement. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     Sales and securitizations of loans were one of the primary sources of funds for the discontinued subprime mortgage operations. Cash flows from sales and securitizations of loans were $203.6 million during the twelve months ended December 31, 2000, compared to $983.7 million during the twelve months ended December 31, 1999.

     Another source of funds consists of deposits obtained through the Bank's retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts and fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically, based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At December 31, 2000, such retail deposits were $299.1 million or 85.9% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at December 31, 2000, wholesale deposits were $49.1 million or 14.1% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products. Included in wholesale deposits at December 31, 2000 are $28.6 million of broker-originated deposits.

     The following table sets forth the average balances and rates paid on each category of deposits for the dates indicated.

                                                                    Years Ended December 31,
                                   -------------------------------------------------------------------------------------------
                                              2000                           1999                            1998
                                   ---------------------------    ----------------------------     ---------------------------
                                                    Weighted                       Weighted                         Weighted
                                                     Average                        Average                          Average
                                     Balance           Rate         Balance           Rate           Balance           Rate
                                   ----------      -----------    -----------      -----------     -----------     -----------
                                                                         (Dollars in thousands)
 Passbook accounts                   $ 45,811         4.26%          $ 50,672          4.24%          $ 31,496         3.80%
 Checking accounts                     14,394         2.10%            13,064          1.84%             9,826         1.50%
 Certificates of deposit
    Under $100,000                    171,975         5.94%           176,983          5.20%           177,601         5.51%
    $100,000 and over                  70,262         6.16%            68,050          5.45%            78,705         5.67%
                                   ----------                     -----------                      -----------
      Total                        $  302,442         5.55%       $   308,769          4.96%       $   297,628         5.24%
                                   ==========                     ===========                      ===========

  The following table sets forth the time remaining until maturity for all CDs at December 31, 2000, 1999 and 1998.

                                                                               December 31,    December 31,    December 31,
                                                                                   2000            1999            1998
                                                                               ------------    ------------    ------------
                                                                                         (Dollars in thousands)
Maturity within one year                                                       $    257,710    $    199,110    $    242,447
Maturity within two years                                                            36,440          28,770          29,548
Maturity within three years                                                             100             149             154
                                                                               ------------    ------------    ------------
Total certificates of deposit                                                  $    294,250    $    228,029    $    272,149
                                                                               ============    ============   =============

     The following table sets forth the time remaining until maturity for CD's with balances of $100,000 and over at December 31, 2000, 1999 and 1998.

                                                                                   December 31,    December 31,    December 31,
                                                                                      2000            1999            1998
                                                                                   ------------    ------------    ------------
                                                                                              (Dollars in thousands)
Maturity in:
Less than 3 months                                                                 $     24,859    $     21,342    $     28,548
3-6 months                                                                               24,872          14,767          13,682
6-12 months                                                                              21,257          19,696          30,934
Over 12 months                                                                           11,835           8,350           4,589
                                                                                   ------------    ------------    ------------
                                                                                   $     82,823    $     64,155    $     77,753
                                                                                   ============    ============    ============


     Although the Bank has a significant amount of deposits maturing in less than one year, we believe that the Bank's current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

     At December 31, 2000, the Bank exceeded all of its regulatory capital requirements with tangible capital of $40.8 million, or 8.52% of total adjusted assets, which is above the required level of $7.2 million, or 1.50%; core capital of $40.8 million, or 8.52% of total adjusted assets, which is above the required level of $14.4 million, or 3.00% and risk-based capital of $35.1 million, or 14.52% of risk-weighted assets, which is above the required level of $19.4 million, or 8.00%

     Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at December 31, 2000.

     UPFC has other sources of liquidity, including FHLB advances and the liquidity and short-term securities portfolio. Through the Bank, we may obtain advances from the FHLB, collateralized by securities, mortgage loans purchased from the RTC and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of December 31, 2000, the Bank's available borrowing capacity under this credit facility was $76.6 million.

     The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                                       At or For Years Ended
                                                                                            December 31,
                                                                              ------------------------------------
                                                                                2000           1999         1998
                                                                              ------------------------------------
                                                                                     (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                                $60,000        $  2,300      $34,500
     Balance at end of period                                                  60,000              --           --
     Average balance for period                                                22,877               6       13,057
     Weighted average interest rate on balance at end of period                  6.81%             --%          --%
     Weighted average interest rate on average balance for period                6.58%           5.84%        5.10%
Warehouse lines of credit
     Maximum month-end balance                                                $26,623        $159,342      $95,000
     Balance at end of period                                                      --          54,415           --
     Average balance for period                                                 1,796          45,404       43,759
     Weighted average interest rate on balance at end of period                    --%           5.78%          --%
     Weighted average interest rate on average balance for period                6.27%           5.84%        6.01%

     UPFC had no material contractual obligations or commitments for capital expenditures at December 31, 2000. At December 31, 2000, we had no outstanding commitments to originate loans, compared to $26.8 million at December 31, 1999.

  Lending Activities

     Summary of Loan Portfolio. At December 31, 2000, our loan portfolio constituted $193.1 million, or 39.5% of our total assets, of which $192.4 million, or 99.6%, was held for investment and $0.7 million, or 0.4%, was held for sale. Loans held for investment are reported at cost, net of unamortized discounts or premiums and allowance for losses. Loans held for sale are reported at the lower of cost or market value. Subprime mortgage loans included in the table below are part of our discontinued mortgage operations.

     The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                                              December 31,
                                                                                   ----------------------------------
                                                                                     2000         1999         1998
                                                                                   ----------------------------------
Consumer Loans
Automobile installment contracts                                                   $176,255     $128,093     $ 83,921
Insurance premium finance                                                            25,843       23,846       40,440
Other consumer loans                                                                    577          864        1,209
                                                                                   --------     --------     --------
     Total consumer loans                                                           202,675      152,803      125,570
                                                                                   --------     --------     --------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)                                        16,784       21,835       32,328
Subprime mortgage loans                                                               1,845      149,876      213,687
                                                                                   --------     --------     --------
     Total mortgage loans                                                            18,629      171,711      246,015
                                                                                   --------     --------     --------
Commercial Loans
Insurance premium finance                                                             8,342        6,488        4,269
Other commercial loans                                                                   55           15           36
                                                                                   --------     --------     --------
     Total commercial loans                                                           8,397        6,503        4,305
                                                                                   --------     --------     --------

     Total loans                                                                    229,701      331,017      375,890
Unearned discounts and premiums                                                        (728)        (954)        (212)
Unearned finance charges                                                            (20,737)     (21,181)     (17,371)
Allowance for loan losses                                                           (15,156)     (14,139)     (10,183)
                                                                                   --------     --------     --------
     Total loans, net                                                              $193,080     $294,743     $348,124
                                                                                   ========     ========     ========

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in our loan portfolio at December 31, 2000 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                                   At December 31, 2000
                        ------------------------------------------------------------------------------------------------------------
                                      More Than 1 Year   More Than 3    More Than 5      More Than 10
                        One Year or          to           Years to        Years to         Years to       More Than 20   Total Loans
                           Less            3 Years         5 Years        10 Years         20 Years           Years
                        -----------   ----------------   -----------    -----------    -----------------  ------------   -----------
                                                                   (Dollars in thousands)
Consumer loans            $31,749          $75,394         $95,234         $  298           $    --           $   --       $202,675
Mortgage loans                 41              515             348          2,204            11,681            3,840         18,629
Commercial loans            8,384               13              --             --                --               --          8,397
                        -----------   ----------------   -----------    -----------    -----------------  ------------   -----------
     Total                $40,174          $75,922         $95,582         $2,502           $11,681           $3,840       $229,701
                        ============================================================================================================

     The following table sets forth, at December 31, 2000, the dollar amount of loans receivable that were contractually due after one year and indicates whether such loans have fixed or adjustable interest rates.

                                                                                             Due After December 31, 2001
                                                                                          ---------------------------------
                                                                                           Fixed     Adjustable     Total
                                                                                          --------   ----------    --------
                                                                                                   (In thousands)
Consumer loans                                                                            $170,853     $     73    $170,926
Mortgage loans                                                                               3,914       14,674      18,588
Commercial loans                                                                                 1           12          13
                                                                                          --------   ----------    --------
Total                                                                                     $174,768     $ 14,759    $189,527
                                                                                          ========     ========    ========

  Classified Assets and Allowance for Loan Losses

     UPFC maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. Our Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. We have incorporated the OTS internal asset classifications as a part of our credit monitoring systems and in order of increasing weakness, these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets, which do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above, are designated as "special mention."

     At December 31, 2000, we had $1.0 million of assets classified as special mention, $5.4 million of assets classified as substandard, $176,000 of assets classified as doubtful and no assets classified as loss.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at December 31, 2000, 1999 and 1998.

Loan                 December 31,    % of Total     December 31,    % of Total    December 31,      % of Total
Delinquencies            2000          Loans            1999           Loans           1998           Loans
-------------        ------------    ----------     ------------    ----------    ------------      ----------
                                                       (Dollars in thousands)
30 to 59 days              $  953          0.5%          $ 3,071          1.0%         $ 9,743            2.8%
60 to 89 days                 494          0.3%            2,443          0.8%           8,161            2.3%
90+ days                    2,374          1.2%           13,307          4.6%          11,424            3.3%
                     ------------    ----------     ------------    ----------    ------------      ----------
Total                      $3,821          2.0%          $18,821          6.4%         $29,328            8.4%
                     ============    ==========     ============    ==========    ============      ==========

     Nonaccrual and Past Due Loans. UPFC's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent, accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is charged-off or placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible, by management, are generally fully reserved or charged-off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. We do not generally modify, extend or rewrite loans and at December 31, 2000 had no troubled debt restructured loans.

     The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at December 31, 2000, 1999 and 1998.

                                                                                                       December 31,
                                                                                              -------------------------------
                                                                                               2000        1999        1998
                                                                                              -------     -------     -------
                                                                                                  (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                                                $ 2,281     $15,825     $19,242
     Multi-family residential and commercial                                                       --         100         214
     Consumer and other loans                                                                   1,323       1,060       1,168
                                                                                              -------     -------     -------
          Total                                                                               $ 3,604     $16,985     $20,624
                                                                                              =======     =======     =======
Nonaccrual loans as a percentage of
     Total loans held for investment                                                             1.87%      10.73%      15.42%
     Total assets                                                                                0.74%       3.88%       4.85%
Allowance for loan losses as a percentage of
     Total loans held for investment                                                             7.88%       8.93%       7.62%
     Nonaccrual loans                                                                          420.53%      83.24%      49.37%

     The amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $176,000 for the year ended December 31, 2000, $1.4 million for the year ended December 31, 1999 and $1.1 million for the year ended December 31, 1998. The total amount of interest income recognized on nonaccrual loans was $698,000, $1.4 million and $470,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Accruing loans over 90 days past due were $25,000 at December 31, 2000, $30,000 at December 31, 1999 and $19,000 at December 31, 1998.

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $871,000 at December 31, 2000, $2.6 million at December 31, 1999 and $1.9 million at December 31, 1998 and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of UPFC for the periods indicated.

                                                                                     At or For the
                                                                                      Year Ended
                                                                                      December 31,
                                                                      ---------------------------------------------
                                                                         2000             1999              1998
                                                                      ----------       ----------       -----------
                                                                                 (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                        $   14,139       $   10,183       $     6,487
     Provision for loan losses - continuing operations                       201              432               293

     Provision for loan losses - discontinued operations                   2,396            7,376             5,560
     Charge-offs
          Mortgage loans                                                  (6,402)          (7,525)           (4,536)
          Consumer loans                                                  (6,025)          (4,395)           (3,793)
                                                                      ----------       ----------       -----------
               Total charge-offs                                         (12,427)         (11,920)           (8,329)
     Recoveries
          Mortgage loans                                                     327              296               452
          Consumer loans                                                     286              414             1,138
                                                                      ----------       ----------       -----------
               Total recoveries                                              613              710             1,590
                                                                      ----------       ----------       -----------
     Net charge-offs                                                     (11,814)         (11,210)           (6,739)
     Acquisition discounts allocated to loss allowance                    10,234            7,358             4,582
                                                                      ----------       ----------       -----------
Balance at end of period                                              $   15,156       $   14,139       $    10,183
                                                                      ==========       ==========       ===========
     Annualized net charge-offs to average loans                            5.03%            2.95%             1.81%
     Ending allowance to period end loans, net                              7.88%            8.93%             7.62%

                                                                             At December 31,
                                 ---------------------------------------------------------------------------------------------------
                                             2000                                1999                                1998
                                 -------------------------------   -------------------------------  --------------------------------
                                             Percent of Loans in               Percent of Loans in              Percent of Loans in
                                               Each Category to                  Each Category to                 Each Category to
                                   Amount        Total Loans         Amount        Total Loans        Amount        Total Loans
                                -----------  -------------------   ----------  -------------------  ----------  --------------------
                                                                        (Dollars in thousands)
Distribution of end of period
     Allowance by  loan type
         Mortgage loans held
            for investment      $     2,174                 8.3%   $    5,800                19.9%   $   5,676                21.8%
         Consumer loans              12,982                87.7%        8,339                76.3%       4,507                75.2%
         Commercial loans                --                 4.0%           --                 3.8%          --                 3.0%
                                -----------  -------------------   ----------  -------------------  ----------  -------------------
                                $   $15,156               100.0%   $   14,139               100.0%  $   10,183               100.0%
                                ===========  ===================   ==========  ===================  ==========  ===================

     UPFC's policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, our allowance for loan losses is also increased by the allocation of acquisition discounts related to the purchase of automobile installment contracts. No loan loss provision is made for loans held for sale.

     The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

     UPFC's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination.

Cash Equivalents and Securities Portfolio

     UPFC's cash equivalents and securities portfolios are used primarily for liquidity and for investment income. UPFC's cash equivalents and securities satisfy regulatory requirements for liquidity.

     The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

                                                                                    December 31,
                                                                        -----------------------------------
                                                                          2000          1999         1998
                                                                        --------       -------      -------
                                                                             (Dollars in thousands)
Balance at end of period
     Overnight deposits                                                 $ 36,477       $85,500      $47,000
     U.S. agency securities                                              166,838         9,918           --
     U.S. agency mortgage-backed securities                               46,376            --           --
     Mutual funds (mortgage-backed securities)                            10,051            --           --
                                                                        --------       -------      -------
     Total                                                              $259,742       $95,418      $47,000
                                                                        ========       =======      =======
Weighted average yield at end of period
     Overnight deposits                                                     5.69%         3.25%        3.00%
     U.S. agency securities                                                 6.27%         7.11%          --%
     U.S. agency mortgage-backed securities                                 7.35%           --%          --%
     Mutual funds (mortgage-backed securities)                              6.59%           --%          --%
Weighted average maturity at end of period
     Overnight deposits                                                    1 day         1 day        1 day
     U.S. agency securities                                             5 months     62 months           --
     U.S. agency mortgage-backed securities                           267 months            --           --
     Mutual funds (mortgage-backed securities)                             1 day            --           --

Impact of Inflation and Changing Prices

     The financial statements and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of the assets and liabilities of UPFC are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

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

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 is effective concurrently with SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. Our adoption of SFAS 138 on January 1, 2001 had no impact on our results of operations or financial condition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("Interpretation 44"), which provides guidance only for certain issues arising from the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Interpretation

44 is effective July 1, 2000, except as noted in the Interpretation, and did not have a material impact on the results of operations or financial condition of UPFC.

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

Item 8.   Financial Statements and Supplementary Data

Index to Consolidated Finance Statements                                   F-1
Independent Auditors' Report                                               F-2
Consolidated Statements of Financial Condition
   as of December 31, 2000 and 1999                                        F-3
Consolidated Statements of Operations for the
   years ended December 31, 2000, 1999 and 1998                            F-4
Consolidated Statements of Comprehensive Income for the
   years ended December 31, 2000, 1999 and 1998                            F-5
Consolidated Statements of Shareholders' Equity for the
   years ended December 31, 2000, 1999 and 1998                            F-6
Consolidated Statements of Cash Flows for the
   years ended December 31, 2000, 1999 and 1998                            F-7
Consolidated Statements of Cash Flows, Continued for the
   years ended December 31, 2000, 1999 and 1998                            F-8
Notes to Consolidated Financial Statements                                 F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     Item 10 is incorporated by reference to our 2001 definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000. The information required by Item 10 is set forth in the Sections entitled "Information About Directors and Executive Officers - Executive Officers and Key Employees," and "Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2000".

Item 11.  Executive Compensation

     Item 11 is incorporated by reference to the Sections entitled "Information About Directors and Executive Officers" contained in the 2001 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     Item 12 is incorporated by reference to the Section entitled "Information About UPFC Stock Ownership" contained in the 2001 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.


Item 13.  Certain Relationships and Related Transactions

          Item 13 is incorporated by reference to the Section entitled "Information About Directors and Executive Officers - Relationships and Related Transactions" contained in the 2001 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2000.

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

10.10.1* Standard Purchase and Assumption Terms and Conditions, Theta Version, dated July 26, 1993.

Exhibit No.  Description
-----------  -----------

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

10.21* Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB.

10.29* Item Processing Agreement dated April 26, 1993, between Systematics Financial Services, Inc. and Pan American Savings Bank, FSB.

10.30* Support Services Agreement dated October 31, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.31* Technical Support Services Agreement dated May 1, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.32* License Agreement dated May 1, 1995, between Alan King and Company, Inc. and Pan American Savings Bank, FSB.

10.33* Subservicing Agreement dated March 2, 1995, between Pan American Bank, FSB and Dovenmuehle Mortgage, Inc.

Exhibit No.    Description
-----------    -----------

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

10.49*         Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

10.50* Income Tax Allocation Agreement dated October 19, 1994, between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor.

10.53* Office Lease dated March 4, 1997, between Spieker Properties, L.P. and Pan American Bank, FSB.

10.54* Office Space Lease dated January 18, 1996, between The Irvine Company and Pan American Bank, FSB.

Exhibit No.    Description
-----------    -----------

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

10.85*         United Auto Credit Corporation 1998 Management Incentive Plan.

10.85.1* Forms of Incentive Stock Option Agreement and Nonqualified Stock Option Agreement.

10.91** Employment Agreement dated July 6, 1998, between United PanAm Mortgage Corporation and Edward Pollard.

10.92** Agreement for Assignment of Software dated November 5, 1998 between Pan American Bank, FSB and BPN Corporation.

10.93** Loan and Stock Pledge Agreement dated November 5, 1998 by and among Barbara R. Walski, Peter A. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989, BPN Corporation and Pan American Bank, FSB.

10.94** Loan and Stock Pledge Agreement dated November 5, 1998 by and among Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust, BPN Corporation and Pan American Bank, FSB.

Exhibit No.    Description
-----------    -----------

10.95** Promissory Note in the principal amount of $780,000 dated November 5, 1998 by and between Peter A. Walski, Barbara R. Walski, and the Walski Family Trust u/d/t/ dated August 30, 1989 and Pan American Bank, FSB.

10.96** Promissory Note in the principal amount of $420,000 dated November 5, 1998 by and between Cornelius J. O'Shea and the Cornelius J. O'Shea Living Trust and Pan American Bank, FSB.

10.97** Agreement for Purchase of Assets dated November 5, 1998 by and between Norwest Financial Coast, Inc., Pan American Bank, FSB and BPN Corporation.

10.101** Employment Agreement dated December 8, 1998, between Pan American Bank, FSB and Ray C. Thousand

10.102** On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB

10.103***      Pooling and Servicing Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp., Pan American Bank, FSB,
               Fairbanks Capital Corp., and Banker's Trust Company.

10.104***      Mortgage Loan Purchase Agreement dated as of March 1, 1999, by and among Financial Asset Securities Corp. and Pan American Bank,
               FSB.

10.105***      Mortgage Loan Purchase Agreement dated as of October 1, 1999, by and among Asset Backed Funding Corporation and Pan American Bank,
               FSB.

10.106 Amended and Restated Loan and Stock Pledge Agreement dated January 1, 2000, between Lawrence J. Grill and United PanAm Financial Corp.

10.106.1 Amended and Restated Promissory Note in the principal amount of $300,000 dated January 1, 2000 by Lawrence J. Grill.

10.107 Employment Agreement dated November 1, 2000, between Pan American Bank, FSB and Lawrence J. Grill.

10.108 First Amendment to the Salary Continuation Agreement dated December 21, 2000, between Pan American Bank, FSB and Lawrence J. Grill.

Exhibit No.    Description
-----------    -----------

21.1*          Subsidiaries.

23.1           Consent of KPMG LLP.

________
* Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.

** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998 and Form 10-K for the year ended December 1998.

*** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarter ended March 31, 1999 and Form 10-K for the year ended December 31, 1999.

     (b) Reports on Form 8-K. On March 13, 2000, UPFC filed a report on Form 8-K regarding the discontinuance of its subprime mortgage operations in February 2000.

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

                                       United PanAm Financial Corp.

                                       By:      /s/ Guillermo Bron
                                           ------------------------------
                                                    Guillermo Bron
                                               Chairman of the Board and
                                                Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                                   Title                            Date
      ---------                                   -----                            ----
     /s/ Guillermo Bron                 Chairman of the Board and              March 21, 2001
----------------------------------
                                        Chief Executive Officer
__________________________________      (Principal Executive Officer)


     /s/ Ray C. Thousand                President, Chief Operating             March 21, 2001
----------------------------------
                                        Officer, Secretary and
                                        Director

      /s/ Carol M. Bucci                Senior Vice President -                March 21, 2001
----------------------------------
                                        Chief Financial Officer and
                                        Treasurer (Principal
                                        Financial and Accounting
                                        Officer)


     /s/ Lawrence J. Grill              Director                               March 21, 2001
----------------------------------

       /s/ John T. French               Director                               March 21, 2001
----------------------------------

      /s/ Edmund M. Kaufman             Director                               March 21, 2001
----------------------------------

    /s/ Daniel L. Villanueva            Director                               March 21, 2001
----------------------------------

          /s/ Luis Maizel               Director                               March 21, 2001
----------------------------------

        /s/ Ron R. Duncanson            Director                               March 21, 2001
----------------------------------

                                 EXHIBIT INDEX


     Exhibits. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

                          United PanAm Financial Corp.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                                F-2

Consolidated Statements of Financial Condition
     as of December 31, 2000 and 1999                                       F-3

Consolidated Statements of Operations for the
     years ended December 31, 2000, 1999 and 1998                           F-4

Consolidated Statements of Comprehensive Income for the
     years ended December 31, 2000, 1999 and 1998                           F-5

Consolidated Statements of Shareholders' Equity for
     the years ended December 31, 2000, 1999 and 1998                       F-6

Consolidated Statements of Cash Flows
     for the years ended December 31, 2000, 1999 and 1998                   F-7

Consolidated Statements of Cash Flows, Continued
     for the years ended December 31, 2000, 1999 and 1998                   F-8

Notes to Consolidated Financial Statements                                  F-9

                          Independent Auditors' Report


The Board of Directors
United PanAm Financial Corp.:

     We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the consolidated statements of operations, comprehensive income, shareholders' equity, and cash flows for each of the years in the three year period ended December 31, 2000. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows, for each of the years in the three year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP


San Francisco, California
February 16, 2001

                 United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition



                                                                               December 31,               December 31,
(Dollars in thousands)                                                             2000                      1999
                                                                               -----------                ------------
Assets
Cash and due from banks                                                         $    6,115                $    4,857
Short term investments                                                              36,477                    85,500
                                                                                ----------                ----------

  Cash and cash equivalents                                                         42,592                    90,357
Securities available for sale, at fair value                                       223,265                     9,918
Loans, net                                                                         192,368                   158,283
Loans held for sale                                                                    712                   136,460
Residual interests in securitizations, at fair value                                 8,861                    21,227
Federal Home Loan Bank stock, at cost                                                3,000                     2,505
Premises and equipment, net                                                          1,591                     1,429
Accrued interest receivable                                                            814                     1,501
Real estate owned, net                                                                 871                     2,590
Goodwill and other intangible assets                                                    --                     1,736
Deferred tax assets                                                                 10,820                     6,885
Other assets                                                                         5,084                     5,399
                                                                                ----------                ----------
     Total assets                                                               $  489,978                  $438,290
                                                                                ==========                ==========

Liabilities and Shareholders' Equity
Deposits                                                                        $  348,230                $  291,944
Federal Home Loan Bank advances                                                     60,000                        --
Warehouse lines of credit                                                               --                    54,415
Accrued expenses and other liabilities                                              12,431                    16,578
                                                                                ----------                ----------
     Total liabilities                                                             420,661                   362,937
                                                                                ----------                ----------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,149,650 and 16,369,350 shares at
    December 31, 2000 and December 31, 1999, respectively                           65,291                    65,249
Retained earnings                                                                    3,524                    10,183
Unrealized gain (loss)  on securities available for sale, net                          502                       (79)
                                                                                ----------                ----------
     Total shareholders' equity                                                     69,317                    75,353
                                                                                ----------                ----------

     Total liabilities and shareholders' equity                                 $  489,978                $  438,290
                                                                                ==========                ==========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations


 (In thousands, except per share data)                                                Years Ended December 31,
                                                                            ------------------------------------------
                                                                               2000            1999            1998
                                                                            ----------      ----------      ----------
Interest Income
   Loans                                                                      $ 34,814         $27,003         $23,194
   Securities                                                                    9,561           1,800           1,346
                                                                            ----------      ----------      ----------
        Total interest income                                                   44,375          28,803          24,540
                                                                            ----------      ----------      ----------

Interest Expense
   Deposits                                                                     13,057           5,787           6,550
   Federal Home Loan Bank advances                                               1,506              --             666
   Notes payable                                                                    --             246             623
                                                                            ----------      ----------      ----------
         Total interest expense                                                 14,563           6,033           7,839
                                                                            ----------      ----------      ----------
             Net interest income                                                29,812          22,770          16,701
   Provision for loan losses                                                       201             432             293
                                                                            ----------      ----------      ----------
             Net interest income after provision for loan losses                29,611          22,338          16,408
                                                                            ----------      ----------      ----------

Non-interest Income
   Loss on residual interests in securitizations                               (11,374)             --              --
   Gains on sales of loans, net                                                     --              --             976
   Loan related charges and fees                                                   215             113             135
   Service charges and fees                                                        616             725             672
   Other income                                                                   (369)            136             129
                                                                            ----------      ----------      ----------
         Total non-interest income (loss)                                      (10,912)            974           1,912
                                                                            ----------      ----------      ----------

Non-interest Expense
   Compensation and benefits                                                    12,903          10,843           8,370
   Occupancy                                                                     2,486           1,890           1,335
   Other                                                                         8,772           5,910           4,696
                                                                            ----------      ----------      ----------
        Total non-interest expense                                              24,161          18,643          14,401
                                                                            ----------      ----------      ----------

        Income (loss) from continuing operations before income taxes            (5,462)          4,669           3,919
Income taxes (benefit)                                                          (2,094)          1,908           1,645
                                                                            ----------      ----------      ----------
Income (loss) from continuing operations                                        (3,368)          2,761           2,274
                                                                            ----------      ----------      ----------

Income (loss) from discontinued operations, net of tax                              --            (941)          4,489
Loss on disposal of discontinued operations, net of tax                         (3,291)         (6,172)             --
                                                                            ----------      ----------      ----------
Net income (loss)                                                           $   (6,659)     $   (4,352)     $    6,763
                                                                            ==========      ==========      ==========
Earnings (loss) per share-basic:
     Continuing operations                                                  $    (0.21)     $     0.16      $     0.15
                                                                            ==========      ==========      ==========
     Discontinued operations                                                $    (0.20)     $    (0.42)     $     0.29
                                                                            ==========      ==========      ==========
     Net income (loss)                                                      $    (0.41)     $    (0.26)     $     0.44
                                                                            ==========      ==========      ==========
     Weighted average shares outstanding                                        16,392          16,854          15,263
                                                                            ==========      ==========      ==========
Earnings (loss) per share-diluted:
     Continuing operations                                                  $    (0.21)     $     0.16      $     0.14
                                                                            ==========      ==========      ==========
     Discontinued operations                                                $    (0.20)     $    (0.41)     $     0.28
                                                                            ==========      ==========      ==========
     Net income (loss)                                                      $    (0.41)     $    (0.25)     $     0.42
                                                                            ==========      ==========      ==========
     Weighted average shares outstanding                                        16,392          17,253          16,143
                                                                            ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income


(Dollars in thousands)                                                              Years Ended December 31,
                                                                          -------------------------------------------
                                                                              2000            1999            1998
                                                                          -----------      ----------      ----------
Net income (loss)                                                         $    (6,659)     $   (4,352)     $    6,763
Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities                                         581             (79)             --
                                                                          -----------      ----------      ----------
Comprehensive income (loss)                                               $    (6,078)     $   (4,431)     $    6,763
                                                                          ===========      ==========      ==========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Shareholders' Equity

                                                                                             Unrealized
(Dollars in thousands)                                                                      Gain (Loss)           Total
                                                    Number        Common     Retained           On            Shareholders'
                                                   of Shares      Stock      Earnings     Securities, Net         Equity
                                                 -----------   ---------     --------     ---------------     -------------
Balance, December 31, 1997                        10,950,000     $ 5,237      $ 7,772     $            --     $      13,009
Net income                                                --          --        6,763                  --             6,763
Exercise of stock options                            100,000          80           --                  --                80
Issuance of stock options                                 --          10           --                  --                10
Issuance of restricted stock                              --          50           --                  --                50
Initial public offering of common stock            6,325,000      63,001           --                  --            63,001
                                                 -----------   ---------     --------     ---------------     -------------
Balance, December 31, 1998                        17,375,000      68,378       14,535                  --            82,913
Net loss                                                  --          --       (4,352)                 --            (4,352)
Exercise of stock options                            333,750         425           --                  --               425
Note receivable from shareholder                          --         (75)          --                  --               (75)
Issuance of restricted stock                          35,600         216           --                  --               216
Repurchase of stock                               (1,375,000)     (3,695)          --                  --            (3,695)
Unrealized loss on securities, net                        --          --           --                 (79)              (79)
                                                 -----------   ---------     --------     ---------------     -------------
Balance, December 31, 1999                        16,369,350      65,249       10,183                 (79)           75,353
Net loss                                                  --          --       (6,659)                 --            (6,659)
Exercise of stock options                            267,500         468           --                  --               468
Issuance of restricted stock                          13,400          35           --                  --                35
Repurchase of stock                                 (500,600)       (461)          --                  --              (461)
Unrealized gain on securities, net                        --          --           --                 581               581
                                                 -----------   ---------     --------     ---------------     -------------
Balance, December 31, 2000                        16,149,650   $  65,291     $  3,524     $           502     $      69,317
                                                 ===========   =========     ========     ===============     =============

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows


(Dollars in thousands)
                                                                                        Years Ended December 31,
                                                                                ---------------------------------------
                                                                                   2000          1999            1998
                                                                                ---------     ---------     -----------
Cash flows from operating activities:
Net income (loss)                                                               $  (6,659)    $  (4,352)    $     6,763

Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Discontinued operations                                                          3,291         7,113          (4,489)
   Gains on sales of loans                                                             --            --            (976)
   Origination of loans held for sale                                             (76,368)     (977,244)     (1,192,869)
   Sales of loans held for sale                                                   203,586       983,734       1,119,008
   Net proceeds from sale of residual interests in securitizations                     --            --           8,302
   Provision for loan losses                                                          201           432             293
   Accretion of discount on loans                                                      --          (178)           (596)
   Depreciation and amortization                                                    1,216         1,139             615
   FHLB stock dividend                                                               (168)         (121)           (114)
   Decrease in residual interests in securitizations                               12,366           569              --
   Decrease (increase) in accrued interest receivable                                 687           533            (540)
   Decrease (increase) in other assets                                              3,897         7,438          (5,667)
   Deferred income taxes                                                           (4,285)       (3,109)            130
   Amortization of discount on securities                                          (4,645)           --              --
   Decrease in accrued expenses and other liabilities                              (6,221)       (1,223)        (10,771)
   Other, net                                                                          34           373              60
                                                                                ---------     ---------     -----------
     Net cash provided by (used in) operating activities                          126,932        15,104         (80,851)
                                                                                ---------     ---------     -----------

Cash flows from investing activities:
   Purchase of securities, net of maturities                                     (207,748)       (9,918)          1,002
   Repayments of mortgage loans                                                    13,006        39,128          40,630
   Originations, net of repayments, of non-mortgage loans                         (47,673)      (22,244)        (39,982)
   Purchases, net of sales, of premises and equipment                                (900)         (985)         (3,320)
   Purchase of treasury stock                                                        (461)       (3,695)             --
   Purchase of FHLB stock, net                                                       (327)         (264)            (61)
   Increase in goodwill and other intangible assets                                    --            --          (2,130)
   Proceeds from sale of real estate owned                                          7,434         7,120           2,579
   Other, net                                                                        (367)         (286)             --
                                                                                ---------     ---------     -----------
     Net cash provided by (used in) investing activities                         (237,036)        8,856          (1,282)
                                                                                ---------     ---------     -----------

Cash flows from financing activities:
   Net increase (decrease) in deposits                                             56,286       (29,724)         88,474
   Proceeds (repayments) from warehouse lines of credit                           (54,415)       54,415          (6,237)
   Proceeds (repayments) from notes payable                                            --       (10,930)         (2,000)
   Proceeds from initial public offering of common stock, net                          --            --          63,001
   Proceeds (repayments) from FHLB advances                                        60,000            --         (28,000)
   Exercise of stock options                                                          468           425              80
                                                                                ---------     ---------     -----------
Net cash provided by financing activities                                          62,339        14,186         115,318
                                                                                ---------     ---------     -----------
Net increase (decrease) in cash and cash equivalents                              (47,765)       38,146          33,185

Cash and cash equivalents at beginning of period                                   90,357        52,211          19,026
                                                                                ---------     ---------     -----------
Cash and cash equivalents at end of period                                      $  42,592     $  90,357     $    52,211
                                                                                =========     =========     ===========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows, Continued


(Dollars in thousands)                                                                Years Ended December 31,
                                                                                    -----------------------------
                                                                                     2000       1999       1998
                                                                                    -------    -------    -------
Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                                                     $17,924    $17,793    $19,410
                                                                                    =======    =======    =======
       Taxes                                                                        $   236    $   253    $ 8,285
                                                                                    =======    =======    =======

Supplemental schedule of non-cash investing and financing activities:
Real estate acquired through foreclosure                                            $ 5,715    $ 7,833    $ 3,893
                                                                                    =======    =======    =======

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

1.   BUSINESS

ORGANIZATION
------------

     United PanAm Financial Corp. ("UPFC" or the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. UPFC, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of UPFC and the Bank is a wholly-owned subsidiary of PAFI. WorldCash Technologies, Inc. ("WorldCash") is a wholly-owned subsidiary of UPFC and was incorporated in 1999.

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


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of UPFC, PAFI, WorldCash and the Bank. Substantially all of UPFC's revenues are derived from the operations of the Bank and they represent substantially all of UPFC's consolidated assets and liabilities as of December 31, 2000 and 1999. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------

     For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, Federal funds sold and highly liquid interest-bearing deposits with maturities of three months or less.

     In accordance with regulations, the Bank must maintain an amount equal to 4% of the sum of total deposits and short-term borrowings in cash and U.S. Government and other approved securities that are readily convertible to cash. The Bank exceeded these requirements at December 31, 2000 and 1999.

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

     A decline in the market value of any available-for-sale or held-to-maturity security below cost that is deemed other than temporary, results in a charge to earnings and the establishment of a new cost basis for the security.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available for sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

LOANS
-----

     UPFC originates and purchases loans for investment. Loans held for investment are reported at cost, net of unamortized discounts or premiums, unearned loan origination fees and allowances for losses. Loans held for sale, which remain from UPFC's discontinued mortgage operations, are reported at the lower of cost or market value applied on an aggregate basis. Market values of loans held for sale are based upon prices available in the secondary market for similar loans. Transfers of loans from the held for sale portfolio to the held for investment portfolio are recorded at the lower of cost or market value on the transfer date.

INTEREST INCOME
---------------

     Interest income is accrued as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized in interest income over the contractual lives of the related loans using the interest method. When a loan is paid-off or sold, the unamortized balance of these deferred fees and costs is recognized in income. UPFC ceases to accrue interest on mortgage loans that are delinquent 90 days or more. The Company's policy is to charge-off non-mortgage loans delinquent 120 days or more, or place the loan on nonaccrual, if the ultimate collectibility of the interest is in doubt. Interest income deemed uncollectible is reversed. UPFC ceases to amortize deferred fees on non-performing loans. Income is subsequently recognized only to the extent cash payments are received, until in management's judgment, the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

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


     UPFC classifies its residual interests in securitizations as trading securities and records them at fair value with any unrealized gains or losses recorded in the results of operations. Valuations of the residual interests in securitizations at December 31, 1999 are based on discounted cash flow analyses. Cash flows are estimated as the amount of the excess of the weighted-average coupon on the loans sold over the sum of the interest pass-through on the senior certificates, a servicing fee, an estimate of annual future credit losses and prepayment assumptions and other expenses associated with the securitization, discounted at an interest rate which the Company believes is commensurate with the risks involved. The Company used prepayment and default assumptions that market participants would use for similar instruments subject to prepayment, credit and interest rate risks. The assumptions used by the Company for valuing the residual interests at December 31, 1999 included prepayment assumptions of 5% for the first year increasing to 30%-42% thereafter, an annual credit loss assumption of 0.95% and a discount rate of 15%.

     UPFC sold all of its residual interests in January 2001. Accordingly, as of December 31, 2000, its residual interests were valued based on the terms and conditions of the sales contract and the net cash proceeds received at the settlement date in January 2001.

                 United PanAm Financial Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements

SALE OF LOANS
-------------

     Gains or losses resulting from sales of loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold. Non-refundable fees and direct costs associated with the origination of loans are deferred and recognized when the loans are sold.

ALLOWANCE FOR LOAN LOSSES
-------------------------

     UPFC charges current earnings with a provision for estimated losses on loans. The provision consists of losses identified specifically with certain problem loans and a general provision for losses not specifically identified in the loan portfolio. In addition, the allowance for loan losses includes a portion of acquisition discounts from our purchase of automobile installment contracts. Management's determination of the adequacy of the allowance for loan losses takes into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

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

GOODWILL AND OTHER INTANGIBLE ASSETS
------------------------------------

     Goodwill and other intangible assets consist of core deposit premiums arising from the acquisition of deposits and the excess of cost over the fair value of certain net assets acquired. On a periodic basis, UPFC reviews its goodwill for events or changes in circumstances that may indicate that the estimated undiscounted future cash flows from these acquisitions will be less than the carrying amount of the goodwill. If it becomes probable that impairment exists, a reduction in the carrying amount is recognized.

     In 1994, the Company purchased deposits from the RTC and recorded core deposit premiums in conjunction with the acquisition. Core deposit premiums of $198,000 at December 31, 1999 were amortized over the estimated life of the acquired deposit base, using the straight-line method. These core deposit premiums were fully amortized by the end of 2000.

     In January and November 1998, the Company purchased from Providian National Bank and Norwest Financial Coast, respectively, the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Providian National Bank and Norwest Financial Coast. The excess of the cash consideration paid over the fair value of the assets acquired of $2.1 million was considered goodwill. The unamortized goodwill remaining from these acquisitions was $1.5 million at December 31, 1999. In 2000, the remaining goodwill was written-off as the Company determined that its fair value was zero.

REAL ESTATE OWNED
-----------------

     Real estate owned consists of properties acquired through foreclosure and is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, allowance for estimated losses are established when the recorded value exceeds fair value less estimated costs to sell. As of December 31, 2000 and

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

1999, there were no such allowances. Real estate owned at December 31, 2000 and 1999 consisted of one to four unit residential real estate.

INCOME TAXES
------------

     UPFC uses the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect of deferred tax assets and liabilities from a change in tax rate is recognized in income in the period of enactment. For income tax return purposes, we file as part of a consolidated group. Income taxes are allocated to the group members in accordance with an income tax allocation agreement adopted by each party in the group.

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

     In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" ("SFAS 138"), which amends the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. SFAS 138 is effective concurrently with SFAS 133 for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 138 by the Company on January 1, 2001 had no impact on its results of operations or financial condition.

     In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation" ("Interpretation 44"), which provides guidance only for certain issues arising from the application of APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("Opinion 25"). Interpretation 44 is effective July 1, 2000, except as noted in the Interpretation, and did not have a material impact on the results of operations or financial condition of UPFC.

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

                 United PanAm Financial Corp. and Subsidiaries
                    Notes to Consolidated Financial Statements

3.   DISCONTINUED OPERATIONS

     In February 2000, UPFC announced that it had ceased originating loans in its mortgage finance business as part of an overall corporate strategy to focus on more profitable areas of lending. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance business, all related operating activity is reclassified and reported as discontinued operations in the 2000 and the preceding years' consolidated financial statements. Also included in our consolidated statements of financial condition are the assets of the mortgage finance business of $55,000 and $145.0 million at December 31, 2000 and 1999, respectively, consisting of loans and other assets. In addition, the liabilities of the mortgage business are $3.3 million and $63.5 million at December 31, 2000 and 1999, respectively, consisting of other liabilities in 2000 and warehouse lines of credit and other liabilities in 1999. In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation of interest expense. The Company allocated average deposits of $61.5 million, $189.7 million and $170.5 million in 2000, 1999 and 1998, respectively, and average warehouse lines of credit of $1.8 million, $45.4 million and $43.8 million in 2000, 1999 and 1998, respectively, to the discontinued mortgage operations in computing interest expense.

     The results of discontinued operations are as follows:

(Dollars in thousands)                                                      Years Ended December 31,
                                                                      --------------------------------
                                                                        2000        1999        1998
                                                                      -------     --------     -------
Net interest income after provision for loan losses                   $    --     $  1,970     $ 3,838
Non-interest income                                                        --       31,964      49,154
Non-interest expense                                                       --       35,580      45,157
                                                                      -------     --------     -------
Operating income (loss) before income taxes and loss on disposal           --       (1,646)      7,835
Loss on disposal                                                       (5,288)     (10,511)         --
                                                                      -------     --------     -------
Income (loss) before income taxes (benefit)                            (5,288)     (12,157)      7,835
Income taxes (benefit)                                                 (1,997)      (5,044)      3,346
                                                                      -------     --------     -------
Income (loss) from discontinued operations                            $(3,291)    $ (7,113)    $ 4,489
                                                                      =======     ========     =======

     The loss on disposal in 1999 provides for lease termination, employment severance and benefits, write-off of fixed assets and leasehold improvements and an accrual for estimated future operating losses, net of estimated gains on loan sales. The 2000 loss on disposal represents an additional charge relating to the disposal of the remaining subprime mortgage loans included in the discontinued operations of the Company.

4.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale are as follows:

                                                                Gross         Gross           Gross       Estimated
                                                              Amortized     Unrealized     Unrealized        Fair
(Dollars in thousands)                                           Cost         Gains          Losses         Value
                                                              ---------     ----------     ----------     ----------
2000
     U.S. government agency securities                        $166,899       $      1        $     62      $ 166,838
     U.S. government agency mortgage-backed securities          45,571            805              --         46,376
     Mutual funds                                               10,000             51              --         10,051
                                                              --------       --------        --------      ---------
          Total securities                                    $222,470       $    857        $     62      $ 223,265
                                                              ========       ========        ========      =========
1999

     U.S. government agency securities                        $ 10,054       $     --        $    136      $   9,918
                                                              ========       ========        ========      =========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     The carrying and estimated fair values of securities at December 31, 2000 by contractual maturity, are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.

(Dollars in thousands)
                                                                Estimated
                                                  Amortized        Fair
                                                     Cost         Value
                                                  ---------     ---------

One year or less                                  $ 168,899     $ 168,888
One to five years                                     8,000         8,001
Mortgage-backed securities                           45,571        46,376
                                                  ---------     ---------
     Total                                        $ 222,470     $ 223,265
                                                  =========     =========
5.    LOANS

     Loans are summarized as follows:

                                                       December 31,
                                                  ----------------------
(Dollars in thousands)                              2000          1999
                                                  --------      --------
Consumer loans:
   Automobile installment contracts               $176,255      $128,093
   Insurance premium finance                        25,843        23,846
   Other consumer                                      577           864
                                                  ---------     ---------
                                                   202,675       152,803
                                                  --------      --------

Commercial loans:
   Insurance premium finance                         8,342         6,488
   Other commercial                                     55            15
                                                  --------      --------
                                                     8,397         6,503
                                                  --------      --------

Mortgage loans:
   Fixed rate                                       14,428         8,517
   Adjustable rate                                   3,489        26,734
                                                  --------      --------
                                                    17,917        35,251
                                                  --------      --------
          Total loans                              228,989       194,557

Less:
   Unearned discounts and premiums                    (728)         (954)
   Unearned finance charges                        (20,737)      (21,181)
   Allowance for loan losses                       (15,156)      (14,139)
                                                  --------      --------
          Total loans, net                        $192,368      $158,283
                                                  ========      ========

Contractual weighted average interest rate           19.62%        17.39%
                                                  --------      --------

     At December 31, 2000 and 1999 approximately 80% of the Company's mortgage loans were collateralized by first deeds of trust on one-to-four family residences. At December 31, 2000 and 1999, approximately 59% and 68%, respectively, of the Company's loan portfolio is related to collateral or borrowers located in California.

     In connection with the purchase of the rights to solicit new and renewal personal and commercial insurance premium finance business, the Company made loans in the original amount of $1.2 million to two stockholders of BPN, the company that provides insurance premium finance marketing and sales support for UPFC. The loans earn interest at a rate of 9.25% per annum, are secured by BPN's common stock and provide for principal and interest payments over a three-year period. The amounts outstanding under these loan agreements are $364,000 and $697,000, at December 31, 2000 and 1999, respectively.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     The activity in the allowance for loan losses consists of the following:


                                                                                    Years Ended December 31,
                                                                               ---------------------------------
(Dollars in thousands)                                                           2000         1999        1998
                                                                               ---------------------------------
Balance at beginning of year                                                   $ 14,139     $ 10,183     $ 6,487
Provision for loan losses - continuing operations                                   201          432         293
Provision for loan losses - discontinued operations                               2,396        7,376       5,560
Purchase discounts allocated to the allowance for loan losses                    10,234        7,358       4,582
Charge-offs                                                                     (12,427)     (11,920)     (8,329)
Recoveries                                                                          613          710       1,590
                                                                               --------     --------     -------
     Net charge-offs                                                            (11,814)     (11,210)     (6,739)
                                                                               --------     --------     -------
Balance at end of year                                                         $ 15,156     $ 14,139     $10,183
                                                                               ========     ========     =======

     The discounts allocated to the allowance for loan losses are comprised of acquisition discounts on the Company's purchase of automobile installment contracts. UPFC allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses.

     The following table sets forth information with respect to the Company's non-performing assets: (nonaccrual loans are shown net of specific allowances for loan losses)

                                                                                                      December 31,
                                                                                              ---------------------------
(Dollars in thousands)                                                                           2000             1999
                                                                                              ----------       ----------

Nonaccrual loans                                                                                  $3,067          $13,157
Real estate owned, net                                                                               871            2,590
                                                                                              ----------       ----------
          Totals                                                                                  $3,938          $15,747
                                                                                              ==========       ==========

Percentage of non-performing assets to total assets                                                 0.80%            3.60%
                                                                                              ==========       ==========

     A loan is impaired when, based on current information and events, management believes it will be unable to collect all amounts contractually due under a loan agreement. Loans are evaluated for impairment as part of the Company's normal internal asset review process. When a loan is determined to be impaired, a valuation allowance is established based upon the difference between the investment in the loan and the fair value of the collateral securing the loan. Consumer loans are not individually evaluated for impairment as the Company collectively evaluates large groups of homogeneous loans for impairment.

     At December 31, 2000, the aggregate investment in loans considered to be impaired was $2.8 million and $17.2 million at December 31, 1999. Allowance for loan losses was provided for all impaired loans at December 31, 2000 and 1999; the related allowances were $364,000 and $3.2 million, respectively. For the years ended December 31, 2000 and 1999, UPFC recognized interest income on impaired loans of $698,000 and $1.4 million, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the years ended December 31, 2000 and 1999 was approximately $13.0 million and $18.6 million, respectively.

6.   FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System ("FHLB") and as such is required to maintain an investment in capital stock of the FHLB of San Francisco. The Bank owned 30,000 shares at December 31, 2000 and 25,045 shares at December 31, 1999 of the FHLB's $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank's outstanding residential loans and advances from the FHLB.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

7.    INTEREST RECEIVABLE

     Interest receivable is as follows:

                                                                                                          December 31,
                                                                                                   --------------------------
(Dollars in thousands)                                                                                2000           1999
                                                                                                   -----------     ----------
Loans                                                                                                    $ 170         $1,400
Securities                                                                                                 644            101
                                                                                                   -----------     ----------
          Total                                                                                    $       814     $    1,501
                                                                                                   ===========     ==========

8.    PREMISES AND EQUIPMENT

      Premises and equipment are as follows:

(Dollars in thousands)                                                                                 December 31,
                                                                                                  ----------------------
                                                                                                    2000          1999
                                                                                                  --------      --------
Furniture and equipment                                                                           $  3,361      $  7,644
Leasehold improvements                                                                                 392           665
                                                                                                  --------      --------
                                                                                                     3,753         8,309
Less :  Accumulated depreciation and amortization                                                   (2,162)       (4,690)
          Discontinued operations write-off                                                             --        (2,190)
                                                                                                  --------      --------
          Total                                                                                   $  1,591      $  1,429
                                                                                                  ========      ========

     Depreciation and amortization expense was $739,000 for the year ended December 31, 2000, $641,000 for the year ended December 31, 1999 and $375,000 for the year ended December 31, 1998. Depreciation expense of the subprime mortgage operations is included in discontinued operations.

9.    DEPOSITS

     Deposits are summarized as follows:

                                                                                  December 31,
                                                            ---------------------------------------------------------
                                                                    2000                             1999
                                                            ---------------------------------------------------------
(Dollars in thousands)                                                    Weighted                         Weighted
                                                             Amount     Average Rate         Amount      Average Rate
                                                            ---------------------------------------------------------
Deposits with no stated maturity:
     Regular and money market passbook                      $ 38,730         4.32%        $ 47,151            4.35%
     NOW accounts                                             14,828         2.24%          14,813            1.98%
     Money market checking                                       422         2.47%           1,951            2.35%
                                                            --------    ----------        --------       ---------
                                                              53,980         3.73%          63,915            3.74%
                                                            --------    ----------        --------       ---------

 Time deposits less than $100,000                            211,427         6.40%         163,874            5.35%
 Time deposits $100,000 and over                              82,823         6.57%          64,155            5.51%
                                                            --------    ----------        --------       ---------
                                                             294,250         6.45%         228,029            5.39%
                                                            --------    ----------        --------       ---------
     Total deposits                                         $348,230         6.03%        $291,944            5.03%
                                                            ========    ==========        ========       =========

     A summary of time deposits by remaining maturity is as follows:

                                                                                                  December 31,
                                                                                          ------------------------
(Dollars in thousands)                                                                      2000            1999
                                                                                          --------        --------
Maturity within one year                                                                  $257,710        $199,110
Maturity within two years                                                                   36,440          28,770
Maturity within three years                                                                    100             149
                                                                                          --------        --------
          Total                                                                           $294,250        $228,029
                                                                                          ========        ========

10.    WAREHOUSE LINES OF CREDIT

     At December 31, 1999, the Company had $54.4 million outstanding under its warehouse lines of credit at an interest rate of 5.78%. These credit facilities were terminated in connection with discontinuing

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

the Company's mortgage finance operations and all amounts owed were repaid in 2000. The maximum amount outstanding at any month-end during 2000 and the average amount outstanding during 2000 were $26.6 million and $1.8 million, respectively. The credit facilities were secured by mortgage loans held for sale.

11.    INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

(Dollars in thousands)                                                            Years Ended December 31,
                                                                               --------------------------------
                                                                                 2000         1999        1998
                                                                               -------      -------      ------
Income (loss) from continuing operations                                       $(2,094)     $ 1,908      $1,645
Discontinued operations                                                         (1,997)      (5,044)      3,346
                                                                               -------      -------      ------
Total tax expense (benefit)                                                    $(4,091)     $(3,136)     $4,991
                                                                               =======      =======      ======

     The provision for income taxes including discontinued operations is comprised of the following:

(Dollars in thousands)                                                             Years Ended December 31,
                                                                               --------------------------------
                                                                                 2000        1999        1998
                                                                               --------------------------------
Federal taxes:
          Current                                                              $   156      $   (20)     $3,718
          Deferred                                                              (3,477)      (2,514)         35
                                                                               -------      -------      ------
                                                                                (3,321)      (2,534)      3,753
                                                                               -------      -------      ------
State taxes:
          Current                                                                   38           (7)      1,143
          Deferred                                                                (808)        (595)         95
                                                                               -------      -------      ------
                                                                                  (770)        (602)      1,238
                                                                               -------      -------      ------
                        Total                                                  $(4,091)     $(3,136)     $4,991
                                                                               =======      =======      ======

     The tax effects of significant items comprising the Company's net deferred taxes as of December 31 are as follows:

                                                                                                December 31,
                                                                                            -------------------
(Dollars in thousands)                                                                        2000        1999
                                                                                            -------     -------
Deferred tax assets:
          Residual interests in securitizations                                             $ 4,478     $    --
          Net operating loss carryforwards                                                    3,892       1,031
          Discontinued operations and accrued lease obligations                               1,631       4,385
          Intangible assets                                                                     915         311
          Compensation related reserve                                                          427         415
          State taxes                                                                             2          23
          Loans marked to market for tax purposes                                                --       1,563
          Unrealized loss on securities available for sale                                       --          57
          Other                                                                                 287         189
                                                                                            -------     -------
                   Total gross deferred tax assets                                           11,632       7,974
                                                                                            -------     -------

Deferred tax liabilities:
          FHLB stock dividends                                                                 (259)       (188)
          Loan loss allowances                                                                 (188)       (901)
          Unrealized gain on securities available for sale                                     (292)         --
          Loans marked to market for tax purposes                                               (73)         --
                                                                                            -------     -------
                   Total gross deferred tax liabilities                                        (812)     (1,089)
                                                                                            -------     -------
Net deferred tax assets                                                                     $10,820     $ 6,885
                                                                                            =======     =======

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

     UPFC has $11.3 million in federal tax net operating loss carry-forwards expiring under current tax laws in 2019-2020. The Company's state tax net operating loss carry-forwards are $759,000 and expire in 2004-2010.

     UPFC's effective income tax rate differs from the federal statutory rate due to the following:

                                                  Years Ended December 31,
                                                 --------------------------
                                                  2000       1999     1998
                                                 --------   -------  ------
Expected statutory rate                           (34.0)%   (34.0)%   34.0%
State taxes, net of federal benefits               (4.9)     (5.0)     7.0
Other, net                                          0.8      (2.9)     1.5
                                                 --------   -------  ------
Effective tax rate                                (38.1)%   (41.9)%   42.5%
                                                 ========   =======   =====

     Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed. Accordingly, the variances from the amounts previously reported for 1999 are primarily a result of adjustments to conform to the tax returns as filed.

12.  REGULATORY CAPITAL REQUIREMENTS

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

     At December 31, the Bank had the following regulatory capital requirements and capital position:

                                                         December 31, 2000                     December 31, 1999
                                                   ------------------------------       ---------------------------------
(Dollars in thousands)                              Actual    Required    Excess         Actual     Required      Excess
                                                   --------   --------   --------       --------    --------     --------
Tangible capital                                   $40,840    $ 7,189    $33,651        $46,234     $ 6,542      $39,692
Tangible capital ratio                                8.52%      1.50%      7.02%         10.60%       1.50%        9.10%

Core capital                                       $40,840    $14,378    $26,462        $46,234     $13,084      $33,150
Core capital (leverage) ratio                         8.52%      3.00%      5.52%         10.60%       3.00%        7.60%

Risk-based capital                                 $35,134    $19,354    $15,780        $28,581     $22,327      $ 6,254
Percent of risk-weighted assets                      14.52%      8.00%      6.52%         10.24%       8.00%        2.24%

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

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of December 31, 2000. Since that date, there are no conditions or events that management believes would have changed its "well-capitalized" designation.

     The Bank had the following regulatory capital calculated in accordance with FDICIA's capital standards for a "well capitalized" institution:

                                                         December 31, 2000                      December 31, 1999
                                                   ------------------------------       ---------------------------------
(Dollars in thousands)                              Actual    Required    Excess         Actual     Required      Excess
                                                   --------   --------   --------       --------    --------     --------
Leverage                                           $40,840      $23,964      $16,876      $46,234      $21,808      $24,426
Leverage ratio                                        8.52%        5.00%        3.52%       10.60%        5.00%        5.60%

Tier 1 risk-based                                  $31,979      $14,515      $17,464      $25,007      $16,746      $ 8,261
Tier 1 risk-based ratio                              13.22%        6.00%        7.22%        8.96%        6.00%        2.96%

Total risk-based                                   $35,134      $24,192      $10,942      $28,581      $27,908      $   673
Total risk-based ratio                               14.52%       10.00%        4.52%       10.24%       10.00%        0.24%

     At periodic intervals, both the OTS and Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings. In September 2000, the Bank filed an application with the California Department of Financial Institutions (the "DFI") to convert from its present status as a federally chartered savings institution to a California state-chartered commercial bank. The Bank is seeking a commercial bank charter because of certain lending restrictions in its present charter. In accordance with the application review process, the DFI has finished an on-site examination of the Bank and is presently completing its review of the Bank's conversion application.

13.  COMMITMENTS AND CONTINGENCIES

     Certain branch and office locations are leased by UPFC under operating leases expiring at various dates through the year 2007. Rent expense was $1.5 million, $1.1 million and $782,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

     Future minimum rental payments as of December 31, 2000 under existing leases, including approximately $3.7 million to be recovered from sublease rental arrangements through 2003, are set forth as follows:

     (Dollars in thousands)

     Years ending December 31:

            2001                         $1,801
            2002                          1,607
            2003                          1,468
            2004                          1,453
            2005                          1,093
            Thereafter                      569
                                         ======
         Total                           $7,991
                                         ======

     UPFC has entered into loan sale agreements with investors in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Violations of

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In addition, the Company may commit to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between UPFC and the purchaser. In the opinion of management, the potential exposure related to these loan sale agreements will not have a material effect on the financial position and operating results of UPFC.

     UPFC is involved in various claims or legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the financial position and operating results of UPFC.

14.  STOCK OPTIONS

     In 1994, UPFC adopted a stock option plan and, in November 1997, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the "Plan"). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 2,550,000. Options issued pursuant to the Plan have been granted at an exercise price of not less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

     Stock option activity is as follows:

                                                                        Years Ended December 31,
                                               -------------------------------------------------------------------------------
(Dollars in thousands, except per share                       Weighted                   Weighted                     Weighted
 amounts)                                                     Average                     Average                     Average
                                                 Shares       Exercise     Shares        Exercise      Shares         Exercise
                                                  2000         Price        1999           Price        1998           Price
                                               -------------------------------------------------------------------------------
Balance at beginning of year                    1,783,250      $ 5.82     1,820,000        $5.74      1,580,000        $ 4.55
Granted                                                --          --       445,000         3.66        350,000          9.82
Canceled or expired                              (354,500)      10.42      (148,000)        9.68        (10,000)        10.50
Exercised                                        (267,500)       1.02      (333,750)        0.80       (100,000)         0.80
                                               ----------                ----------                  ----------
Balance at end of year                          1,161,250      $ 5.48     1,783,250        $5.82      1,820,000        $ 5.74
                                               ==========                ==========                  ==========
Weighted average fair value per share
   of options granted during the year          $       --                $     1.21                  $     5.62
                                               ==========                ==========                  =========

     Certain shares exercised in 1997 and 1999 were executed by a shareholder and officer of UPFC. In connection with this transaction, UPFC loaned this individual $300,000 to finance the exercise of these options, which loan is secured by the shares purchased. The loan bears interest at an annual rate of 5.81% and is due and payable on December 31, 2002.

     During 1998, 147,500 shares of restricted stock were granted to certain key employees. The weighted average market value per share of the restricted stock at the grant date was $5.00. During 2000 and 1999, 13,400 and 35,500 shares, respectively, of restricted stock vested and 59,000 and 23,000 shares, respectively, were canceled.

     UPFC applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was $35,000, $216,000 and $60,000 in 2000, 1999 and 1998, respectively.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

                                                                        Years Ended December 31,
                                                                     --------------------------------
                                                                       2000        1999         1998
                                                                     -------      --------     ------
     Net income (loss)  to common shareholders:
          As reported                                                $(6,659)     $(4,352)     $6,763
          Pro-forma                                                  $(7,032)     $(4,956)     $6,334

     Earnings (loss)  per share:
          As reported - basic                                        $ (0.41)     $ (0.26)     $ 0.44
          As reported - diluted                                      $ (0.41)     $ (0.25)     $ 0.42
          Pro-forma - basic                                          $ (0.43)     $ (0.29)     $ 0.41
          Pro-forma - diluted                                        $ (0.43)     $ (0.29)     $ 0.39

     The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used: no dividend yield, 72% and 61% volatility in 1999 and 1998, respectively, risk-free interest rate of 7.0% and expected lives of 5 years.

     At December 31, 2000, options exercisable to purchase 879,750 shares of UPFC's common stock under the Plan were outstanding as follows:

                                                         Options Outstanding                         Options Exercisable
                                          ------------------------------------------------        --------------------------
                                                                                  Weighted                          Weighted
                                                                                   Average                           Average
                                                              Expiration          Exercise                          Exercise
Range of Exercise Prices                     Shares              Date              Price          Shares             Price
---------------------------------        -----------          ----------         ---------        -------          ---------
$0.80 - $1.33                                273,750             2006              $ 0.80         273,750            $ 0.80
$10.50                                       207,500             2007               10.50         205,000             10.50
$4.75-$12.10                                 260,000             2008                9.54         130,000              9.54
$2.50-$5.00                                  420,000             2009                3.55         271,000              3.50
                                          ----------                             --------        --------          --------
                                           1,161,250                             $   5.48         879,750          $   5.18
                                          ==========                             ========        ========          ========

     UPFC's auto finance subsidiary has granted options to certain of its key employees to purchase up to 15.0% of that subsidiary. These options vest over a five-year period and are exercisable at a predetermined price which increases each year.

15.  401(k) PLAN

     UPFC maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the "401(k) Plan") for the benefit of all eligible employees of UPFC. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax salary or the annual dollar limit of $10,500 for 2000. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee's salary. The contributions made by UPFC in 2000, 1999 and 1998 were $72,000, $419,000 and $402,000, respectively. The Company used account forfeitures in 2000 to fund a portion of its contribution.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

16.    OTHER EXPENSES

     Other expenses are comprised of the following:

                                                                                   Years Ended December 31,
                                                                               -------------------------------
(Dollars in thousands)                                                           2000       1999        1998
                                                                               -------     -------     -------
Amortization/write-off of intangible assets                                    $ 1,735     $   600     $   239
Professional fees                                                                1,174         792         720
Loan and collection expenses                                                       927         655         450
Travel and entertainment                                                           792         478         367
Marketing                                                                          780         256         101
Data processing                                                                    708         682         524
Corporate relocation                                                               700          --          --
Forms, supplies, postage and delivery                                              546         477         432
Telephone                                                                          533         417         293
Insurance premiums                                                                 409         461         590
Loan servicing expense                                                              54         559         345
Other                                                                              414         533         635
                                                                               -------     -------     -------
          Total                                                                $ 8,772     $ 5,910     $ 4,696
                                                                               =======     =======     =======

17.    EARNINGS FROM CONTINUING OPERATIONS PER SHARE

       UPFC calculates earnings per share as shown below:

                                                                                     Years Ended December 31,
                                                                               -----------------------------------
(In thousands, except per share amounts)                                         2000          1999         1998
                                                                               --------      --------     --------
Earnings per share from continuing operations - basic:
     Income from continuing operations                                         $ (3,368)     $  2,761     $  2,274
                                                                               ========      ========     ========
     Average common shares outstanding                                           16,392        16,854       15,263
                                                                               ========      ========     ========
     Per share                                                                 $  (0.21)     $   0.16     $   0.15
                                                                               ========      ========     ========

Earnings per share from continuing operations - diluted:
     Income from continuing operations                                         $ (3,368)     $  2,761     $  2,274
                                                                               ========      ========     ========
     Average common shares outstanding                                           16,392        16,854       15,263
     Add: Stock options                                                              --           399          880
                                                                               --------      --------     --------
     Average common shares outstanding - diluted                                 16,392        17,253       16,143
                                                                               ========      ========     ========
     Per share                                                                 $  (0.21)     $   0.16     $   0.14
                                                                               ========      ========     ========

     Options to purchase 273,750 shares of common stock at a weighted average price of $0.80 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the Company reported a loss from continuing operations in 2000.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of UPFC's financial instruments are as follows at the dates indicated:

                                                       December 31,              December 31,
                                                          2000                      1999
                                                --------------------------------------------------
(Dollars in thousands)                            Carrying    Fair Value    Carrying    Fair Value
                                                   Value       Estimate      Value       Estimate
                                                ----------    ----------    --------    ----------
Assets:
     Cash and cash equivalents                    $ 42,592      $ 42,592    $ 90,357      $ 90,357
     Securities                                    223,265       223,265       9,918         9,918
     Loans, net                                    192,368       192,368     158,283       158,283
     Loans held for sale                               712           712     136,460       138,275
     Residual interests in securitizations           8,861         8,861      21,227        21,227
     Federal Home Loan Bank Stock                    3,000         3,000       2,505         2,505
Liabilities:
     Deposits                                      348,230       349,221     291,944       291,258
     Federal Home Loan Bank advances                60,000        60,000          --            --
     Warehouse lines of credit                          --            --      54,415        54,415

     The following summary presents a description of the methodologies and assumptions used to estimate the fair value of UPFC's financial instruments. Because no ready market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

     Residual interests in securitizations: The fair value of residual interests in securitizations at December 31, 1999 is determined by discounting the estimated cash flows received over the life of the asset using prepayment, default, and interest rate assumptions that market participants would use for similar financial instruments also subject to prepayment, credit and interest rate risk. At December 31, 2000, the fair value of the residual interests is based on the terms and conditions of the sales contract and the cash proceeds received at the settlement date in January 2001.

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

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

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

19.  OPERATING SEGMENTS

     UPFC has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a federal savings bank and is the principal funding source for the auto and insurance premium finance segments.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

     UPFC's reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within UPFC.

                                                                             At or For Year Ended December 31, 2000
                                                                   -----------------------------------------------------------
                                                                                    Insurance
                                                                     Auto            Premium
                                                                    Finance          Finance         Banking            Total
                                                                   --------          -------        --------          --------
Net interest income                                                $ 21,637          $ 2,572        $  5,603          $ 29,812
Provision for loan losses                                                --              147              54               201
Non-interest income                                                     245              369         (11,526)          (10,912)
Non-interest expense                                                 13,609            2,429           8,123            24,161
                                                                   --------          -------        --------          --------
Segment profit (loss) (pre-tax)                                    $  8,273          $   365        $(14,100)         $ (5,462)
                                                                   ========          =======        ========          ========
Total assets                                                       $145,018          $33,894        $311,011          $489,923
                                                                   ========          =======        ========          ========


                                                                             At or For Year Ended December 31, 1999
                                                                   -----------------------------------------------------------
                                                                                    Insurance
                                                                     Auto            Premium
                                                                    Finance          Finance         Banking            Total
                                                                   --------          -------        --------          --------
Net interest income                                                $ 14,780          $ 2,454        $ 10,114          $ 27,348
Provision for loan losses                                                --              432              --               432
Non-interest income                                                     190              439           1,625             2,254
Non-interest expense                                                  9,961              957           7,725            18,643
                                                                   --------          -------        --------          --------
Segment profit (pre-tax)                                           $  5,009          $ 1,504        $  4,014          $ 10,527
                                                                   ========          =======        ========          ========
Total assets                                                       $100,955          $31,598        $160,767          $293,320
                                                                   ========          =======        ========          ========

                                                                             At or For Year Ended December 31, 1998
                                                                   -----------------------------------------------------------
                                                                                    Insurance
                                                                     Auto            Premium
                                                                    Finance          Finance         Banking            Total
                                                                   --------          -------        --------          --------
Net interest income                                                $  8,498          $ 3,035        $  9,557          $ 21,090
Provision for loan losses                                                --              293              --               293
Non-interest income                                                     104              410           3,198             3,712
Non-interest expense                                                  6,276              386           7,739            14,401
                                                                   --------          -------        --------          --------
Segment profit (pre-tax)                                           $  2,326          $ 2,766        $  5,016          $ 10,108
                                                                   ========          =======        ========          ========
Total assets                                                       $ 63,490          $46,582        $104,555          $214,627
                                                                   ========          =======        ========          ========

     Substantially all expenses are recorded directly to each industry segment. Segment total assets, interest income, non-interest income and segment profit
(loss) differ from the consolidated results due to the allocation of assets, income and expense to discontinued operations as follows:

                                                                                     Years Ended December 31,
                                                                                ----------------------------------
                                                                                  2000         1999         1998
                                                                                --------     --------     --------
Net interest income for reportable segments                                     $ 29,812     $ 27,348     $ 21,090
Net interest income allocated to discontinued operations                              --       (4,578)      (4,389)
                                                                                --------     --------     --------
Consolidated net interest income                                                $ 29,812     $ 22,770     $ 16,701
                                                                                ========     ========     ========

Non-interest income for reportable segments                                     $(10,912)    $  2,254     $  3,712
Non-interest income allocated to discontinued operations                              --       (1,280)      (1,800)
                                                                                --------     --------     --------
Consolidated non-interest income                                                $(10,912)    $    974     $  1,912
                                                                                ========     ========     ========

Segment profit (loss) for reportable segments                                   $ (5,462)    $ 10,527     $ 10,108
Loss allocated to discontinued operations                                             --       (5,858)      (6,189)
                                                                                --------     --------     --------
Consolidated income (loss) from continuing operations before income taxes       $ (5,462)    $  4,669     $  3,919
                                                                                ========     ========     ========

Total assets for reportable segments                                            $489,923     $293,320     $214,627
Total assets allocated to discontinued operations                                     55      144,970      210,932
                                                                                --------     --------     --------
Consolidated total assets                                                       $489,978     $438,290     $425,559
                                                                                ========     ========     ========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements


20.    HOLDING COMPANY FINANCIAL INFORMATION

       Following are the financial statements of United PanAm Financial Corp. (holding company only):

(Dollars in thousands)                                                                                 Years Ended December 31,
                                                                                                     -----------------------------
                                                                                                        2000               1999
                                                                                                     ----------         ----------
Statements of Financial Condition
     Cash                                                                                            $      151         $      109
     Note receivable from affiliate                                                                      14,022             26,306
     Loans                                                                                                7,619                 --
     Other assets                                                                                         2,637                393
     Investment in subsidiaries                                                                          45,539             49,090
                                                                                                     ----------         ----------
          Total assets                                                                               $   69,968         $   75,898
                                                                                                     ==========         ==========
     Other liabilities                                                                                      651                545
                                                                                                     ----------         ----------
          Total liabilities                                                                                 651                545
     Shareholders' equity                                                                                69,317             75,353
                                                                                                     ----------         ----------
          Total liabilities and shareholders' equity                                                 $   69,968         $   75,898
                                                                                                     ==========         ==========

                                                                                            Years Ended December 31,
                                                                                ------------------------------------------
                                                                                    2000           1999           1998
                                                                                ------------    -----------    -----------
Statements of Operations

     Equity in undistributed income (loss) of subsidiaries                      $    $(7,261)   $    (5,060)   $     6,155
     Interest income                                                                   1,936          2,364          1,779
                                                                                ------------    -----------    -----------
          Total income                                                                (5,325)        (2,696)         7,934
                                                                                ------------    -----------    -----------
     Interest expense                                                                     --             --             47
     Other expense                                                                       858          1,137            679
                                                                                ------------    -----------    -----------
          Total expense                                                                  858          1,137            726
                                                                                ------------    -----------    -----------

     Income (loss) before income taxes                                                (6,183)        (3,833)         7,208
     Income taxes                                                                        476            519            445
                                                                                ------------    -----------    -----------
          Net income (loss)                                                     $     (6,659)   $    (4,352)   $     6,763
                                                                                ============    ===========    ===========

Statements of Cash Flows
     Cash flows from operating activities:
       Net income (loss)                                                        $     (6,659)   $     (4,352)  $     6,763
       Equity in earnings of subsidiaries                                              7,261           5,060        (6,155)
       (Increase) decrease in accrued interest receivable                             (2,310)          1,492        (1,767)
       (Increase) decrease in other assets                                                66              80           100
       Increase in other liabilities                                                     106             127           144
       Other, net                                                                         95             219            60
                                                                                ------------    ------------   -----------
          Net cash provided by (used in) operating activities                         (1,441)          2,626          (855)
                                                                                ------------    ------------   -----------

     Cash flows from investing activities:
       Purchase of loans held for investment                                          (7,619)             --            --
       Purchase of treasury stock                                                       (461)         (3,695)           --
       Repayment of notes receivable                                                  12,284          31,832            --
       Other, net                                                                        (60)            (77)           --
                                                                                ------------    ------------   -----------
          Net cash provided by investing activities                                    4,144          28,060            --
                                                                                ------------    ------------   -----------

     Cash flows from financing activities:
       Issuance of common stock                                                           --              --        63,001
       Issuance of note to subsidiary                                                     --              --        58,138)
       Capital contributed to subsidiary                                              (3,129)        (31,180)       (2,200)
       Increase (decrease) in notes payable to shareholders                               --              --        (2,000)
       Exercise of stock options                                                         468             425            80
                                                                                ------------    ------------   -----------
          Net cash provided by (used in) financing activities                         (2,661)        (30,755)          743
                                                                                ------------    ------------   -----------
       Net increase (decrease) in cash and cash equivalents                               42             (69)         (112)
       Cash and cash equivalents at beginning of year                                    109             178           290
                                                                                ------------    ------------   -----------
       Cash and cash equivalents at end of year                                 $        151    $        109   $       178
                                                                                ============    ============   ===========

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)                                            Three months ended
                                                                      --------------------------------------------------------
                                                                      March 31,    June 30,     September 30,     December 31,
2000:                                                                   2000        2000            2000             2000
                                                                      ---------    --------     -------------     ------------
Net interest income                                                   $   6,683    $  7,266     $       7,655     $      8,208
Provision for loan losses                                                    72           5                30               94
Non-interest income                                                         239      (4,764)           (5,087)          (1,300)
Non-interest expense                                                      5,156       5,480             7,819            5,706
                                                                      ---------    --------     -------------     ------------
     Income (loss) from continuing operations before income taxes         1,694      (2,983)           (5,281)           1,108
Income taxes (benefit)                                                      692      (1,158)           (1,970)             342
                                                                      ---------    --------     -------------     ------------
     Income (loss) from continuing operations                         $   1,002    $ (1,825)    $      (3,311)    $        766
                                                                      =========    ========     =============     ============
Earnings (loss) from continuing operations per share - basic          $    0.06    $  (0.11)    $       (0.20)    $       0.05
                                                                      =========    ========     =============     ============
Earnings (loss) from continuing operations share - diluted            $    0.06    $  (0.11)    $       (0.20)    $       0.05
                                                                      =========    ========     =============     ============


                                                                                         Three months ended
                                                                      --------------------------------------------------------
                                                                      March 31,    June 30,     September 30,     December 31,
1999:                                                                    1999        1999            1999             1999
                                                                      ---------    --------     -------------     ------------
Net interest income                                                   $   5,246    $  5,449     $       5,902     $      6,173
Provision for loan losses                                                    72         199                98               63
Non-interest income                                                         280         254               205              235
Non-interest expense                                                      4,426       4,570             4,910            4,737
                                                                     ----------    --------     -------------     ------------
     Income from continuing operations before income taxes                1,028         934             1,099            1,608
Income taxes                                                                423         384               452              649
                                                                      =========    ========     =============     ============
     Income from continuing operations                                $     605    $    550     $         647     $        959
                                                                      =========    ========     =============     ============
Earnings from continuing operations per share - basic                 $    0.03    $   0.03     $        0.04     $       0.06
                                                                      =========    ========     =============     ============
Earnings from continuing operations share - diluted                   $    0.03    $   0.03     $        0.04     $       0.06
                                                                      =========    ========     =============     ============