Form 10-Q
period 2001-03-31
UNITED PANAM FINANCIAL CORP
filed 2001-05-10
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the quarterly period ended March 31, 2001

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

                        3990 Westerly Place, Suite 200
                            Newport Beach, CA 92660
              (Address of principal executive offices) (Zip Code)

                                (949) 224-1917
             (Registrant's telephone number, including area code)

                           1300 South El Camino Real
                          San Mateo, California 94402
                                (650) 345-1800

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

The number of shares outstanding of the Registrant's Common Stock as of May 1, 2001 was 16,158,650 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                MARCH 31, 2001

                                     INDEX

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Financial Condition as of
              March 31, 2001 and December 31, 2000                             1

           Consolidated Statements of Operations
              for the three months ended March 31, 2001
              and March 31, 2000                                               2

           Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001
              and March 31, 2000                                               3

           Notes to Consolidated Financial Statements                          5

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    7

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         21

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  22

Item 2.    Changes in Securities and Use of Proceeds                          22

Item 3.    Defaults Upon Senior Securities                                    22

Item 4.    Submission of Matters to a Vote of Security Holders                22

Item 5.    Other Information                                                  22

Item 6.    Exhibits and Reports on Form 8-K                                   22

PART I.                      FINANCIAL INFORMATION

Item 1.      Financial Statements.
             --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                       March 31,        December 31,
(Dollars in thousands)                                                   2001               2000
                                                                      -----------       ------------
Assets

Cash and due from banks                                                 $   4,281          $   6,115
Short term investments                                                     95,925             46,528
                                                                      -----------       ------------
  Cash and cash equivalents                                               100,206             52,643
Securities available for sale, at fair value                              181,063            213,214
Residual interests in securitizations, at fair value                           --              8,861
Loans, net                                                                193,090            192,368
Loans held for sale                                                            --                712
Premises and equipment, net                                                 1,727              1,591
Federal Home Loan Bank stock, at cost                                       3,048              3,000
Accrued interest receivable                                                 2,252                814
Real estate owned, net                                                        403                871
Other assets                                                               15,529             15,904
                                                                      -----------       ------------
     Total assets                                                       $ 497,318          $ 489,978
                                                                      ===========       ============

Liabilities and Shareholders' Equity

Deposits                                                                $ 355,555          $ 348,230
Federal Home Loan Bank advances                                            60,000             60,000
Accrued expenses and other liabilities                                     10,757             12,431
                                                                      -----------       ------------
     Total liabilities                                                  $ 426,312          $ 420,661
                                                                      -----------       ------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,158,650 and 16,149,650 shares at
    March 31, 2001 and December 31, 2000, respectively                  $  65,291          $  65,291
Retained earnings                                                           5,068              3,524
Unrealized gain on securities available for sale, net                         647                502
                                                                      -----------       ------------
     Total shareholders' equity                                            71,006             69,317
                                                                      -----------       ------------

     Total liabilities and shareholders' equity                         $ 497,318          $ 489,978
                                                                      ===========       ============

See notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                            Three Months
(In thousands, except per share data)                                      Ended March 31,
                                                                    ------------------------------
                                                                             2001            2000
                                                                    --------------   -------------
Interest Income
 Loans                                                                   $10,290         $ 7,675
 Investments                                                               3,640             711
                                                                    --------------   -------------
    Total interest income                                                 13,930           8,386
                                                                    --------------   -------------

Interest Expense
 Deposits                                                                  5,020           1,703
 FHLB advances                                                               515              --
                                                                    --------------   -------------
    Total interest expense                                                 5,535           1,703
                                                                    --------------   -------------
      Net interest income                                                  8,395           6,683
 Provision for loan losses                                                    44              72
                                                                    --------------   -------------
      Net interest income after provision for loan losses                  8,351           6,611
                                                                    --------------   -------------

Non-interest Income
 Service charges and fees                                                    165             153
 Loan related charges and fees                                                75              54
 Gain on sale of loans                                                       357              --
 Other income                                                                 33              32
                                                                    --------------   -------------
    Total non-interest income                                                630             239
                                                                    --------------   -------------

Non-interest Expense
 Compensation and benefits                                                 3,709           3,097
 Occupancy                                                                   764             533
 Writedown of investment in common stock                                     500              --
 Other                                                                     1,479           1,526
                                                                    --------------   -------------
    Total non-interest expense                                             6,452           5,156
                                                                    --------------   -------------

    Income from before income taxes                                        2,529           1,694

Income taxes                                                                 985             692
                                                                    --------------   -------------
Net income                                                               $ 1,544         $ 1,002
                                                                    ==============   =============

Earnings per share-basic:

    Net income                                                           $  0.10         $  0.06
                                                                    ==============   =============
    Weighted average shares outstanding                                   16,153          16,533
                                                                    ==============   =============
Earnings per share-diluted:

    Net income                                                           $  0.10         $  0.06
                                                                    ==============   =============
    Weighted average shares outstanding                                   16,227          16,747
                                                                    ==============   =============

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                                                      Three Months
                                                                                                           Ended March 31,
                                                                                                      -------------------------
                                                                                                         2001          2000
                                                                                                      -----------  ------------
Cash Flows from Operating Activities
Net income                                                                                             $  1,544      $  1,002

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
   Originations of loans held for sale                                                                       --       (76,483)
   Sales of mortgage loans (net of gain)                                                                 14,381       147,162
   Provision for loan losses                                                                                 44            72
   Depreciation and amortization                                                                            248           318
   FHLB stock dividend                                                                                      (48)          (34)
   Increase in accrued interest receivable                                                               (1,438)          (60)
   Decrease in residual interests in securitizations                                                      8,861            --
   Writedown of investment in common stock                                                                  500            --
   Decrease (increase) in other assets                                                                     (339)          452
   Increase in accrued expenses and other liabilities                                                    (1,460)       (3,105)
   Amortization of discounts on investment securities                                                      (506)           --
   Other, net                                                                                               (24)           36
                                                                                                      -----------  ------------

     Net cash provided by operating activities                                                           21,763        69,360
                                                                                                      -----------  ------------

Cash Flows from Investing Activities
   Purchase of investment securities                                                                   (107,166)      (41,522)
   Proceeds from maturities of investment securities                                                    140,091            --
   Repayments of mortgage loans                                                                             899         5,889
   Originations, net of repayments, of non-mortgage loans                                               (15,345)      (11,266)
   Purchase of premises and equipment                                                                      (384)         (179)
   Proceeds from sales of real estate owned                                                                 504         2,626
   Other, net                                                                                              (124)          216
                                                                                                      -----------  ------------

     Net cash provided by (used in) investing activities                                                 18,475       (44,236)
                                                                                                      -----------  ------------

Cash Flows from Financing Activities
   Net increase in deposits                                                                               7,325         3,272
   Repayments of warehouse lines of credit                                                                   --       (39,415)
                                                                                                      -----------  ------------
      Net cash provided by (used in) financing activities                                                 7,325       (36,143)
                                                                                                      -----------  ------------

Net increase (decrease) in cash and cash equivalents                                                     47,563       (11,019)

Cash and cash equivalents at beginning of period                                                         52,643        90,357
                                                                                                      -----------  ------------

Cash and cash equivalents at end of period                                                             $100,206      $ 79,338
                                                                                                      ===========  ============


See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)


(Dollars in thousands)                                        Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                 2001      2000
                                                             --------   -------

Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                               $ 5,087   $ 3,991
                                                             ========   =======

       Taxes                                                  $ 1,199   $   166
                                                             ========   =======

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
            foreclosure of related mortgage loans             $    --   $ 1,661
                                                             ========   =======

       Loans transferred to held for sale                     $13,669   $    --
                                                             ========   =======

See notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)


1.      Organization

        United PanAm Financial Corp. (the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in that state, through the merger of United PanAm Financial Corp., a Delaware corporation (the "Predecessor"), into the Company. Unless the context indicates otherwise, all references herein to the "Company" include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. The Company, PAFI and the Bank are considered to be Hispanic owned. PAFI is a wholly owned subsidiary of the Company, and the Bank is a wholly owned subsidiary of PAFI.

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

        The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., WorldCash Technologies, Inc., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of March 31, 2001 and December 31, 2000. Significant inter-company accounts and transactions have been eliminated in consolidation.

        These consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.      Earnings Per Share From Continuing Operations

        Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2001 and 2000:

                                                             Three Months
(Dollars in thousands, except per share amounts)            Ended March 31,
                                                       -----------------------
                                                            2001         2000
                                                       ----------   ----------
Earnings per share- basic:
     Net income                                          $ 1,544     $  1,002
                                                       =========    =========
     Average common shares outstanding                    16,153       16,533
                                                       =========    =========
     Per share                                           $  0.10     $   0.06
                                                       =========    =========
Earnings per share - diluted:
     Net income                                          $ 1,544     $  1,002
                                                       =========    =========
     Average common shares outstanding                    16,153       16,533
     Add: Stock options                                       74          214
                                                       ---------    ---------
     Average common shares outstanding - diluted          16,227       16,747
                                                       =========    =========
     Per share                                           $  0.10     $   0.06
                                                       =========    =========

4.      Accounting Pronouncements

        In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without change. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 did not have a material impact on the results of operations or the financial condition of UPFC.

5.      Operating Segments

        The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a four-branch federal savings bank and is the principal funding source for the Company's auto and insurance premium finance segments.

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

                                                At or For Three Months Ended March 31, 2001
                                              ----------------------------------------------
                                                            Insurance
                                                 Auto        Premium
                                                Finance      Finance    Banking        Total
                                              ----------   ---------   ---------     --------
Net interest income                           $  6,542     $    716     $  1,137     $  8,395
Provision for loan losses                            0           44            0           44
Non-interest income                                 80          105          445          630
Non-interest expense                             4,121          175        2,156        6,452
                                            ----------    ---------    ---------     --------
Segment profit (loss), pre-tax                $  2,501     $    602     $   (574)    $  2,529
                                            ==========    =========    =========     ========
Total assets                                  $160,519     $ 34,183     $302,616     $497,318
                                            ==========    =========    =========     ========

                                               At or For Three Months Ended March 31, 2000
                                              -----------------------------------------------
                                                           Insurance
                                                  Auto      Premium
                                                Finance     Finance     Banking       Total
                                              ----------   ---------   ---------    --------
Net interest income                           $  4,663     $    582     $  1,438     $  6,683
Provision for loan losses                           --           18           54           72
Non-interest income                                 60           93           86          239
Non-interest expense                             3,022          277        1,857        5,156
                                            ----------    ---------    ---------     --------
Segment profit, pre-tax                       $  1,701     $    380     $   (387)    $  1,694
                                            ==========    =========    =========     ========
Total assets                                  $111,185     $ 32,237     $189,652     $333,074
                                            ==========    =========    =========     ========

        For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three months ended March 31, 2000, segment assets differ from consolidated assets because the Company allocated certain assets to the discontinued mortgage segment from the banking segment. There were no differences between segment assets and total consolidated assets as of March 31, 2001.

6.      Residual Interests in Securitizations

        The Company classifies its residual interest in securitizations as trading securities and records them at fair market value with any unrealized gains or losses recorded in the results of operations. The Company sold the residual interests in securities in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the cash proceeds received at the settlement date in January 2001.

        Item 2.       Management's Discussion and Analysis of Financial
                      -------------------------------------------------
                      Condition and Results of Operations.
                      -----------------------------------

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

General

    The Company

        The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. The Company funds its operations principally through retail deposits, brokered deposits and Federal Home Loan Bank ("FHLB") advances.

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

        In September 2000, the Bank filed its application with the Department of Financial Institutions (DFI) for approval to convert from a federally chartered savings association to a state- chartered commercial bank due, in principal part, to lending restrictions that apply to federally chartered thrifts. As a result of the discontinuation of its subprime mortgage business, it will be more difficult for the Bank to remain in compliance with the qualified thrift lender
(QTL) test and certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the QTL test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the QTL test and other consumer lending limitations in the future. The Charter Conversion is still pending.

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

    The Bank

        The Company currently funds its operations through the Bank's deposits and FHLB advances. As of March 31, 2001, the Bank was a four-branch federal savings bank with $355.6 million in deposits. The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from its securities portfolio and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

Average Balance Sheets

        The following table sets forth information relating to the Company for the three months ended March 31, 2001 and 2000. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

                                                                            Three Months Ended March 31,
                                                        ------------------------------------------------------------------------
                                                                      2001                               2000
                                                        ---------------------------------  -------------------------------------
                                                                                Average                                 Average
(Dollars in thousands)                                   Average                Yield/      Average                     Yield/
                                                         Balance    Interest     Cost      Balance(1)(2)  Interest (1)   Cost
                                                        ----------  ---------- ----------  -------------  ------------  --------
Assets
Interest earning assets
   Securities                                             $242,219     $ 3,640       6.01%      $ 44,927        $  711      6.32%
   Mortgage loans, net(3)                                   13,175         378      11.47%        19,411           421      8.67%
   IPF loans, net(4)                                        33,998       1,322      15.56%        30,099         1,128     15.01%
   Automobile installment
    contracts, net(5)                                      151,984       8,590      22.61%       105,585         6,126     23.21%
                                                        ----------  ----------             -------------  ------------
      Total interest earning assets                        441,376     $13,930      12.62%       200,022        $8,386     16.77%
                                                                    ----------                            ------------
Non-interest earnings assets                                23,694                                30,945
                                                        ----------                         -------------
       Total assets                                       $465,070                              $230,967
                                                        ==========                         =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                                      $350,201     $ 5,020       5.81%      $138,526        $1,703      4.94%
   FHLB advances                                            33,035         515       6.32%            --            --        --
                                                        ----------  ----------             -------------  ------------
       Total interest bearing liabilities                  383,236     $ 5,535       5.86%       138,526        $1,703      4.94%
                                                                    ----------                            ------------
Non-interest bearing liabilities                            11,735                                16,433
                                                        ----------                         -------------
       Total liabilities                                   394,971                               154,959
Equity                                                      70,099                                76,008
                                                        ----------                         -------------
       Total liabilities and equity                       $465,070                              $230,967
                                                        ==========                         =============
Net interest income before provision
       for loan losses                                                 $ 8,395                                  $6,683
                                                                    ==========                            ============
Net interest rate spread(6)                                                          6.76%                                 11.83%
Net interest margin(7)                                                               7.71%                                 13.44%
Ratio of interest earning assets to
       interest bearing liabilities                                                   115%                                   144%

_____________________________
(1) The table above excludes average assets and liabilities of the Company's mortgage operations for 2000, as interest income and interest expense associated with the subprime mortgage finance business were reported as discontinued operations in the unaudited consolidated statements of operations as follows. There were no such balances in 2001.

                                                                                                                 Three Months
                                                                                                                Ended March 31,
                                                                                                               -----------------
                                                                                                                     2000
                                                                                                               -----------------
    Average assets of continuing operations                                                                             $230,967
    Average mortgage loans of discontinued operations                                                                    148,213
                                                                                                               -----------------
    Total average assets                                                                                                 379,180
                                                                                                               =================

    Average liabilities and equity of continuing operations                                                              230,967
    Average customer deposits allocated to discontinued operations                                                       141,720
    Average warehouse lines of credit of discontinued operations                                                           6,493
                                                                                                               -----------------
    Total average liabilities and equity                                                                                $379,180
                                                                                                               =================

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

Comparison of Operating Results for the Three Months Ended March 31, 2001 and March 31, 2000

    General

        Net income increased from $1.0 million for the three months ended March 31, 2000 to $1.54 million for the three months ended March 31, 2001.

        The increase in net income was due primarily to an increase in net interest income from $6.7 million in the first quarter of 2000 to $8.4 million during the same quarter of 2001. Net interest income was favorably impacted by the continued expansion and growth of the Company's automobile finance business.

        Auto contracts purchased, including unearned finance charges, increased from $40.3 million for the three months ended March 31, 2000 to $57.7 million for the three months ended March 31, 2001, as a result of our planned growth in the auto finance business, while insurance premium finance originations decreased from $25.0 million for the three months ended March 31, 2000 to $24.3 million for the three months ended March 31, 2001.

    Interest Income

        Interest income increased from $8.4 million for the three months ended March 31, 2000 to $13.9 million for the three months ended March 31, 2001 due primarily to a $241.4 million increase in average interest earning assets partially offset by a 4.15% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were securities, which increased $197.3 million, and automobile installment contracts, which increased $46.4 million. The increase in securities was a result of an increase in liquidity, reflecting proceeds received from the sale of loans of the discontinued mortgage business. The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.

        The decline in the average yield on interest earning assets was principally due to an increased concentration of lower yielding securities in the three months ended March 31, 2001 compared to the three months ended March 31, 2000. Average short term investments and investment securities, with an average yield of 6.01%, comprised 54.9% of average interest earning assets in the three months ended March 31, 2001 compared with 22.5% of average interest earning assets in the three months ended March 31, 2000.

    Interest Expense

        Interest expense increased from $1.7 million for the three months ended March 31, 2000 to $5.5 million for the three months ended March 31, 2001 due to a $244.7 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $138.5 million during the quarter ended March 31, 2000 to $350.2 million during the quarter ended March 31, 2001. During the three months ended March 31, 2000, $141.7 million of average deposits were allocated to the company's discontinued operations. During the three months ended March 31, 2001 no allocation was required. The average cost of deposits increased from 4.94% for the three months ended March 31, 2000 to 5.81% for the comparable period in 2001 generally as a result of an increase in market interest rates.

    Provision for Loan Losses

        Provision for loan losses was $44,000 for the three months ended March 31, 2001 compared to $72,000 for the three months ending March 31, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $16.4 million at March 31, 2001 compared with $14.8 million at March 31, 2000, representing 8.47% of loans held for investment at March 31, 2001 and 8.63% at March 31, 2000. Annualized net charge-offs to average loans were 4.11% for the three months ended March 31, 2001 compared with 2.87% for the three months ended March 31, 2000 and 5.03% for the year ended December 31, 2000.

        In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses.

        A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

    Non-interest Income

        Non-interest income increased $391,000, from $239,000 for the three months ended March 31, 2000 to $630,000 for the three months ended March 31, 2001 as a result of higher service charges and fee income and a gain of $357,000 on the sale of a major portion of the mortgage loan portfolio.

    Non-interest Expense

        Non-interest expense increased $1.3 million, from $5.2 million for the three months ended March 31, 2000 to $6.5 million for the three months ended March 31, 2001. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment and the write-off of the remaining $500,000 investment in a software technology company. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 162 employees in 22 offices, as of March 31, 2000, to 213 employees in 31 offices, as of March 31, 2001.

Income Taxes

        Income taxes increased $293,000, from $692,000 for the three months ended March 31, 2000 to $985,000 for the three months ended March 31, 2001. This increase occurred as a result of an $835,000 increase in income before income taxes between the two periods.

    Discontinued Operations - Mortgage Finance

        As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements. In connection with the wind down of these operations, the Company originated $76.2 million in mortgage loans during the first quarter of 2000.

        In determining net interest income charged to discontinued operations for 2000, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $141.7 million and average warehouse lines of credit of $6.5 million for the three months ended March 31, 2000 to the discontinued mortgage operations in computing interest expense. No such allocations were made during 2001.

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

        Total assets increased $7.3 million, from $490.0 million at December 31, 2000 to $497.3 million at March 31, 2001. The increase resulted primarily from a $15.4 million increase in cash and cash equivalents and investment securities from $265.9 at December 31, 2000 to $281.3 at March 31, 2001 offset by the sale of $8.9 million residual interests in mortgage securitizations during the three months ended March 31, 2001.

        Cash and cash equivalents increased $57.6 million, from $42.6 million at December 31, 2000 to $100.2 million at March 31, 2001. Securities available for sale decreased from $223.3 million at December 31, 2000 to $181.1 million at March 31, 2001. This net increase of $17.2 million in cash, cash equivalents and securities reflected the investment of the proceeds received from sales of mortgage residuals and increased deposits.

        Residual interests in securitizations consist of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. The company sold the residual interests in securitizations in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the proceeds received at the settlement date in January 2001.

        Deposits increased $7.3 million, from $348.2 million at December 31, 2000 to $355.5 million at March 31, 2001. Retail deposits decreased $1.4 million from $299.1 million at December 31, 2000 to $297.7 million at March 31, 2001. Wholesale deposits increased $8.7 million from $49.1 million at December 31, 2000 to $57.8 million at March 31, 2001.

        Shareholders' equity increased from $69.3 million at December 31, 2000 to $71.0 million at March 31, 2001, primarily as a result of net income of $1.5 million during the three months ended March 31, 2001.

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

        The Bank's interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and "NPV Ratio" is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company reviews a market value model (the "OTS NPV model") prepared quarterly by the Office of Thrift Supervision (the "OTS"), based on the Bank's quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank's interest rate risk by approximating the Bank's NPV under various scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

        At December 31, 2000, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 27 basis points and would result in a $2.0 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 23 basis points and would result in a $1.7 million decrease in the NPV of the Bank. At December 31, 2000, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

        The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS. The Company makes no representation as to the accuracy of this data.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                        NPV as % of Portfolio
                                      Net Portfolio Value                  Value of Assets
                              ------------------------------------    ---------------------------
      Change in Rates         $ Amount     $ Change     % Change      NPV Ratio       % Change
      ---------------         ---------    ---------    ----------    -----------    ------------
                                                  (Dollars in thousands)
+300 bp                        $57,293       $(3,042)         -5%         11.64%          -43 bp
+200 bp                         58,616        (1,719)         -3%         11.84%          -23 bp
+100 bp                         59,635          (700)         -1%         11.98%          -09 bp
   0 bp                         60,335            --          --          12.07%           --
-100 bp                         60,830           495          +1%         12.12%          +05 bp
-200 bp                         62,308         1,973          +3%         12.34%          +27 bp
-300 bp                         64,358         4,023          +7%         12.65%          +58 bp

Liquidity and Capital Resources

    General

        The Company's primary sources of funds are deposits at the Bank, FHLB advances, principal and interest payments on loans, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain adequate levels of liquid assets to fund its operations. The Company has always met or exceeded any regulatory requirements. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

    The major source of funds is deposits obtained through the Bank's four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 2001, such retail deposits were $297.7 million or 83.7% of total deposits.

        The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at March 31, 2001, these deposits totaled $57.8 million or 16.3% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products. Brokered deposits at March 31, 2001 totaled $38.6 million.

        The following table sets forth the average balances and rates paid on each category of deposits for the dates indicated.

                                                                             Years Ended
                                   Three Months Ended                        December 31,
                                        March 31,         ----------------------------------------------------
                                          2001                      2000                      1999
                               -------------------------- --------------------------- -----------------------
                                                Weighted                   Weighted                   Weighted
                                                Average                    Average                   Average
                                   Balance       Rate       Balance         Rate        Balance        Rate
                                 ------------  ----------  ------------  ----------   ------------  ----------
                                                           (Dollars in thousands)
 Passbook accounts                  $ 41,207      3.98%     $ 45,891          4.26%    $ 50,672        4.24%
 Checking accounts                    13,634      2.28%       14,394          2.10%      13,064        1.84%
 Certificates of deposit
    Under $100,000                   213,870      6.15%      171,975          5.94%     176,983        5.20%
    $100,000 and over                 82,113      6.28%       70,262          6.16%      68,050        5.45%
                                 -----------              ----------                  ---------
      Total                         $350,824      5.78%     $302,442          5.55%    $308,769        4.96%
                                 ===========              ==========                  =========

        The following table sets forth the time remaining until maturity for all CDs for the dates indicated.

                                                 March 31,         December 31,        December 31,
                                                    2001               2000                1999
                                              -----------------   ---------------    -----------------
                                                              (Dollars in thousands)
Maturity within one year                              $293,652          $257,710             $199,110
Maturity within two years                                5,969            36,440               28,770
Maturity within three years                                139               100                  149
                                              ----------------    --------------     ----------------
Total certificates of deposit                         $299,760          $294,250             $228,029
                                              ================    ==============     ================

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

        At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital of $42.7 million, or 8.91% of total adjusted assets, which is above the required level of $7.2 million, or 1.5%; core capital of $42.7 million, or 8.91% of total adjusted assets, which is above the required level of $14.3 million, or 3.0%; and risk-based capital of $45.9 million, or 18.76% of risk-weighted assets, which is above the required level of $19.6 million, or 8.0%.

        As used herein, leverage or core ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at March 31, 2001.

        The Company has other sources of liquidity, including FHLB advances and its liquidity and investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and the Bank's FHLB stock. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has it's own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB's assessment of an institution's credit-worthiness. As of March 31, 2001, the Bank's total borrowing capacity under this credit facility was $72.0 million.

        The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and its warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                                March 31,            December 31,
                                                                                               ----------------------------
                                                                                   2001           2000            1999
                                                                                -----------    ------------    ------------
                                                                                       (dollars in thousands)
FHLB advances
     Maximum month-end balance                                                   $60,000        $ 60,000         $ 2,300
     Balance at end of period                                                     60,000          60,000              --
     Average balance for period                                                   33,035          22,877               6
     Weighted average interest rate on balance at end of period                     5.29%           6.81%             --%
     Weighted average interest rate on average balance for period                   6.32%           6.58%           5.84%
Warehouse lines of credit
     Maximum month-end balance                                                        --         $26,623        $159,342
     Balance at end of period                                                         --              --          54,415
     Average balance for period                                                       --           1,796          45,404
     Weighted average interest rate on balance at end of period                       --%             --%           5.78%
     Weighted average interest rate on average balance for period                     --%           6.27%           5.84%

        The Company had no material contractual obligations or commitments for capital expenditures at March 31, 2001.

        Summary of Loan Portfolio. At March 31, 2001, the Company's loan portfolio constituted $193.1 million, or 38.8% of the Company's total assets.

        The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                   March 31,        December 31,       December 31,
                                                     2001               2000               1999
                                                 --------------    ---------------    ---------------
Consumer Loans
 Automobile installment contracts                    $193,275           $176,255           $128,093
 Insurance premium finance                             25,145             25,843             23,846
 Other consumer loans                                     467                577                864
                                                 ------------      -------------      -------------

          Total consumer loans                        218,887            202,675            152,803
                                                 ------------      -------------      -------------

Mortgage Loans
Mortgage loans (purchased primarily from RTC)           1,884             16,784             21,835
Subprime mortgage loans                                   444              1,845            149,876
                                                 ------------      -------------      -------------
          Total mortgage loans                          2,328             18,629            171,711
                                                 ------------      -------------      -------------

Commercial Loans
Insurance premium finance                               9,184              8,342              6,488
Other commercial loans                                     74                 55                 15
                                                 ------------     --------------     --------------
          Total commercial loans                        9,258              8,397              6,503
                                                 ------------     --------------     --------------

          Total loans                                 230,473            229,701            331,017
Unearned discounts and premium                            (52)              (728)              (954)
Unearned finance charges                              (20,978)           (20,737)           (21,181)
Allowance for loan losses                             (16,353)           (15,156)           (14,139)
                                                 ------------     --------------     --------------
     Total loans, net                               $ 193,090           $193,080            294,743
                                                 ============     ==============     ==============

        Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at March 31, 2001 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                             March 31, 2001
                     ----------------------------------------------------------------------------------------------
                                     More Than      More Than       More Than     More Than
                      One Year       1 Year to     3 Years to      5 Years to   10 Years to     More Than   Total
                      or Less         3 Years        5 Years        10 Years      20 Years      20 Years    Loans
                     ----------     -----------    -----------    ------------  ------------   ----------- --------
                                                          (Dollars in thousands)
Consumer Loans        $31,377        $81,057        $106,171          $282         $   --         $ --     $218,887
Mortgage loans             --             --              16            --          1,898          414        2,328
Commercial loans        9,245             13              --            --             --           --        9,258
                     --------       --------       ---------      --------       --------      -------     --------
     Total            $40,622        $81,070        $106,187          $282         $1,898         $414     $230,473
                     ========       ========       =========      ========       ========      =======     ========


    Classified Assets and Allowance for Loan Losses

        The Company maintains an asset review and classification process for purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Asset Review Committee reviews for classification all problem and potential problem assets and reports the results of its review to the Board of Directors quarterly. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring systems and in order of increasing weakness; these designations are "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, questionable and there is a high possibility of loss. Loss assets are considered uncollectible and of such little value that continuance as an asset is not warranted. Assets that do have weaknesses but do not currently have sufficient risk to warrant classification in one of the categories described above are designated as "special mention."

        At March 31, 2001, the Company had $2.1 million in assets classified as special mention, $3.3 million of assets classified as substandard, $183,000 in assets classified as doubtful and no assets classified as loss. This compares with $1.1 million as special mention, $18.2 million as substandard, $112,000 as doubtful and no loss at March 31, 2000.

        The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at March 31, 2001, December 31, 2000 and 1999.

Loan
-----            March 31,    % of Total   December 31,    % of Total   December 31,  % of Total
Delinquencies      2001          Loans         2000           Loans         1999         Loans
-------------  ------------- ------------ --------------- ------------ ------------- -------------
                                                (Dollars in thousands)
30 to 59 days         $596         0.3%           $ 953          0.5%       $ 3,071         1.0%
60 to 89 days          435         0.2%             494          0.3%         2,443         0.8%
90+ days             1,383         0.7%           2,374          1.2%        13,307         4.6%
               -----------   ----------   -------------   -----------   -----------   ----------
Total               $2,414         1.2%         $ 3,821          2.0%       $18,821         6.4%
               ===========   ==========   =============   ===========   ===========   ==========

        Nonaccrual and Past Due Loans. The Company's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent. Accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

        The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges.) at March 31, 2001, December 31, 2000 and 1999.

                                                                              December 31,
                                                        March 31,    -------------------------------
                                                          2001            2000            1999
                                                      -------------- --------------- ---------------
                                                                (Dollars in thousands)
Nonaccrual loans
     Single-family residential                            $ 1,075         $ 2,281        $15,825
     Multi-family residential and commercial                   --              --            100
     Consumer and other loans                               1,427           1,323          1,060
                                                     ------------    ------------    -----------
          Total                                           $ 2,502         $ 3,604        $16,985
                                                     ============    ============    ===========

Nonaccrual loans as a percentage of
     Total loans held for investment                         1.30%           1.87%         10.73%
     Total assets                                            0.50%           0.74%          3.88%

Allowance for loan losses as a percentage of
     Total loans held for investment                         8.47%           7.88%          8.93%
     Nonaccrual loans                                      653.60%         420.53%         83.24%

        Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $403,000 at March 31, 2001 and $871,000 at December 31, 2000, and consisted entirely of one to four family residential properties.

        Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

                                                                                      At or For the
                                                              At or For the             Year Ended
                                                               Three Months            December 31,
                                                              Ended March 31, -------------------------------
                                                                   2001            2000            1999
                                                              --------------- --------------- ---------------
                                                                          (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                    $ 15,156        $ 14,139        $ 10,183
     Provision for loan losses - continuing operations                  44             201             432
     Provision for loan losses - discontinued operations                --           2,396           7,376
     Charge-offs
          Mortgage loans                                                --          (6,402)         (7,525)
          Consumer loans                                            (2,388)         (6,025)         (4,395)
                                                              ------------    ------------    ------------
                                                                    (2,388)        (12,427)        (11,920)
     Recoveries
          Mortgage loans                                                --             327             296
          Consumer loans                                               209             286             414
                                                              ------------    ------------    ------------
                                                                       209             613             710
                                                              ------------    ------------    ------------
     Net charge-offs                                                (2,179)        (11,814)        (11,210)
     Acquisition discounts allocated to loss allowance               3,332          10,234           7,358
                                                              ------------    ------------    ------------
Balance at end of period                                          $ 16,353        $ 15,156        $ 14,139
                                                              ============    ============    ============
     Annualized net charge-offs to average loans                      5.65%           5.03%           2.95%
     Ending allowance to period end loans, net                        8.47%           7.88%           8.93%

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

        The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's most recent examination by its regulatory agencies was completed in April 2001 and no adjustment to the Bank's allowance for loan losses was required.

Cash Equivalents and Securities Portfolio

        The Company's cash equivalents and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity.

    The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.

                                                                                 December 31,
                                                      March 31,       -----------------------------------
                                                         2001              2000               1999
                                                 ------------------   ----------------   ----------------
                                                                   (Dollars in thousands)
Balance at end of period
     Overnight deposits                                $ 75,783          $  36,477           $ 85,500
     U.S. agency securities                             133,337            166,838              9,918
     U.S. agency mortgage backed securities              47,726             46,376
     Mutual funds                                        20,142             10,051                 --
                                                 --------------    ---------------    ---------------
     Total                                            $ 276,988          $ 259,742           $ 95,418
                                                 ==============    ===============    ===============
Weighted average yield at end of period
     Overnight deposits                                    4.97%              5.69%              3.25%
     U.S. agency securities                                5.57%              6.27%              7.11%
     U.S. agency mortgage backed securities                7.29%              7.35%                --%
     Mutual funds (mortgage-backed securities)             6.08%              6.59%                --%
Weighted average maturity at end of period
     Overnight deposits                                    1 day              1 day              1 day
     U.S. agency securities                            61 months           5 months          62 months
     U.S. agency mortgage-backed securities           262 months         267 months                 --
     Mutual funds (mortgage backed securities)             1 day              1 day                 --

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

        Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit. Substantially all of the Company's auto loans are made to individuals with more impaired or limited credit histories than are permitted by traditional borrowers. If the Company experiences higher losses than anticipated, the Company's financial condition, results of operations and business prospects would be materially and adversely affected.

     We may have to restrict our lending activities if we are unable to maintain or expand our sources of financing.

          The Company's ability to maintain or expand its current level of lending activity will depend on the availability and terms of its sources of financing. The Company currently funds its operations principally through deposits and FHLB advances. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of the Company's insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that the Company will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and the Company is unable to develop additional sources of financing, the Company will have to restrict its lending activities, which would materially and adversely affect the Company's financial condition, results of operations and business prospects. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our systems and controls may be inadequate to support our growth and if they are not adequate, it would have a material adverse impact on our business.

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

          Each of the Company's businesses is highly competitive. Competition in the Company's markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan, loan discounts and interest rates. Many of the Company's competitors are substantially larger and have considerably greater financial, technical and marketing resources than the Company. The Company competes in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. The Company competes in the nonprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by the Company. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

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

     We may be unable to manage our growth and if we cannot do so, it could have a material effect on our business.

          The Company has experienced steady growth in its automobile finance business. In addition, the Company may broaden its product offerings to include additional types of consumer or commercial loans. Further, the Company may enter other specialty finance businesses. This growth strategy will require additional capital, systems development and human resources. The failure of the Company to implement its planned growth strategy would have a material adverse effect on the Company's financial condition, results of operations and business prospects.

     Change in general economic conditions may adversely affect our performance.

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

          The Bank filed its application with the DFI for approval to convert from a federally chartered savings association to a state-chartered commercial bank due, in principal part, to lending restrictions which apply to federally-chartered thrifts. As a result of the discontinuation of its subprime mortgage business, it will be more difficult for the Bank to remain in compliance with the QTL test or certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the QTL test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the QTL test or other consumer lending limitations in the future.

     We may face other risks.

          From time to time, the Company details other risks with respect to its business and financial results in its filings with the SEC.

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.
               ----------------------------------------------------------

          See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - Management of Interest Rate Risk; and Factors That May Affect Future Results.

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

          Not applicable

Item 5.        Other Information.
               -----------------

          Not applicable

Item 6.        Exhibits and Reports on Form 8-K.
               --------------------------------

          (a)  List of Exhibits
               10.109 Employment agreement dated December 8, 2000 between Pan American Bank, FSB and Ray C. Thousand.


          (b)  Reports on Form 8-K


               Not applicable

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             United PanAm Financial Corp.



Date:     May   , 2001                By:    ______________________________
                                             Guillermo Bron
                                             Chairman
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



          May   , 2001                By:    ______________________________
                                             Garland W. Koch
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                               Officer)