Form 10-Q/A
period 2001-03-31
UNITED PANAM FINANCIAL CORP
filed 2001-05-10
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

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

                                     INDEX

PART I.    FINANCIAL INFORMATION                                            Page
                                                                            ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Financial Condition as of
              March 31, 2001 and December 31, 2000                             1

           Consolidated Statements of Operations
              for the three months ended March 31, 2001
              and March 31, 2000                                               2

           Consolidated Statements of Comprehensive
              Income for the three months ended March 31,
              2001 and March 31, 2000.                                         3

           Consolidated Statements of Cash Flows
              for the three months ended March 31, 2001
              and March 31, 2000                                               4

           Notes to Consolidated Financial Statements                          6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8

Item 3.    Quantitative and Qualitative Disclosures About Market Risk         22

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                  23

Item 2.    Changes in Securities and Use of Proceeds                          23

Item 3.    Defaults Upon Senior Securities                                    23

Item 4.    Submission of Matters to a Vote of Security Holders                23

Item 5.    Other Information                                                  23

Item 6.    Exhibits and Reports on Form 8-K                                   23

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

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)


                                            Three Months
(In thousands)                             Ended March 31,
                                          -----------------
                                           2001       2000
                                          -------   -------
Net Income                                $ 1,544   $ 1,002
Other comprehensive income, net of tax
  Unrealized gain (loss) on securities        145       (33)
                                          -------   -------
Comprehensive income                      $ 1,689   $   969
                                          =======   =======

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

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)


(Dollars in thousands)                                        Three Months Ended
                                                                   March 31,
                                                             ------------------
                                                                 2001      2000
                                                             --------   -------

Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                               $ 5,087   $ 3,991
                                                             ========   =======

       Income taxes                                           $ 1,199   $   166
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
                                                       =========    =========

4.      Accounting Pronouncements

        In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS NO. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral on the Effective Date of FASB Statement No. 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS 133 by the Company on January 1, 2001 had no impact on its results of operations or financial condition.

        In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS 125. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures but it carries over most of SFAS 125's provisions without change. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 did not have a material impact on the results of operations or the financial condition of UPFC.

5.      Operating Segments

        The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a four-branch federal savings bank and is the principal funding source for the Company's auto and insurance premium finance segments.

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

        In September 2000, the Bank filed its application with the Department of Financial Institutions (DFI) for approval to convert from a federally chartered savings association to a state- chartered commercial bank due, in principal part, to lending restrictions that apply to federally chartered thrifts. As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations and, as a result of the discontinuation of this subprime mortgage business, it will be more difficult for the Bank to remain in compliance with the qualified thrift lender (QTL) test and certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the QTL test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the QTL test and other consumer lending limitations in the future. The Charter Conversion is still pending.

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

    Insurance Premium Finance

        In May 1995, the Bank entered into an agreement with BPN under the name "ClassicPlan" (such business, "IPF"). Under this agreement, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

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

    The Bank

        The Company currently funds its operations through the Bank's deposits and FHLB advances. As of March 31, 2001, the Bank was a four-branch federal savings bank with $355.6 million in deposits. The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from its securities portfolio and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses. Currently the bank is a federally chartered savings association. However, as described above, the Bank has filed an application with the DFI for approval to convert from a federally chartered savings association to a state-chartered commercial bank. For more information see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- General, The Company, and; -- Factors That May Affect Future Results."

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

                                                               Three Months Ended March 31,
                                           ------------------------------------------------------------------------
                                                         2001                               2000
                                           ---------------------------------  -------------------------------------
                                                                   Average                                 Average
(Dollars in thousands)                      Average                Yield/      Average                     Yield/
                                            Balance(2) Interest     Cost      Balance(1)(2)  Interest (1)   Cost
                                           ----------- ---------- ----------  -------------  ------------  --------
Assets
Interest earning assets
   Securities                                $242,219     $ 3,640       6.01%      $ 44,927        $  711      6.32%
   Mortgage loans, net(3)                      13,175         378      11.47%        19,411           421      8.67%
   IPF loans, net(4)                           33,998       1,322      15.56%        30,099         1,128     15.01%
   Automobile installment
    contracts, net(5)                         151,984       8,590      22.61%       105,585         6,126     23.21%
                                           ----------  ----------             -------------  ------------
      Total interest earning assets           441,376     $13,930      12.62%       200,022        $8,386     16.77%
                                                       ----------                            ------------
Non-interest earnings assets                   23,694                                30,945
                                           ----------                         -------------
       Total assets                          $465,070                              $230,967
                                           ==========                         =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                         $350,201     $ 5,020       5.81%      $138,526        $1,703      4.94%
   FHLB advances                               33,035         515       6.32%            --            --        --
                                           ----------  ----------             -------------  ------------
       Total interest bearing liabilities     383,236     $ 5,535       5.86%       138,526        $1,703      4.94%
                                                       ----------                            ------------
Non-interest bearing liabilities               11,735                                16,433
                                           ----------                         -------------
       Total liabilities                      394,971                               154,959
Equity                                         70,099                                76,008
                                           ----------                         -------------
       Total liabilities and equity          $465,070                              $230,967
                                           ==========                         =============
Net interest income before provision
       for loan losses                                    $ 8,395                                  $6,683
                                                       ==========                            ============
Net interest rate spread(6)                                             6.76%                                 11.83%
Net interest margin(7)                                                  7.71%                                 13.44%
Ratio of interest earning assets to
       interest bearing liabilities                                      115%                                   144%

_____________________________
(1) The table above excludes average assets and liabilities of the Company's mortgage operations for 2000, as interest income and interest expense associated with the subprime mortgage finance business were reported as discontinued operations in the unaudited consolidated statements of operations. There were no such balances in 2001. The average assets and liabilities for the Company's mortgage operations for 2000 are as follows.

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

    Provision for Loan Losses

        Provision for loan losses was $44,000 for the three months ended March 31, 2001 compared to $72,000 for the three months ending March 31, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $16.4 million at March 31, 2001 compared with $14.8 million at March 31, 2000, representing 8.47% of loans held for investment at March 31, 2001 and 8.63% at March 31, 2000. Annualized net charge-offs to average loans were 4.81% for the three months ended March 31, 2001 compared with 2.87% for the three months ended March 31, 2000 and 5.03% for the year ended December 31, 2000.

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

Comparison of Financial Condition at March 31, 2001 and December 31, 2000

        Total assets increased $7.3 million, from $490.0 million at December 31, 2000 to $497.3 million at March 31, 2001. The increase resulted primarily from a $15.4 million increase in cash and cash equivalents and investment securities from $265.9 million at December 31, 2000 to $281.3 million at March 31, 2001 offset by the sale of $8.9 million residual interests in mortgage securitizations during the three months ended March 31, 2001.

        Cash and cash equivalents increased $47.6 million, from $52.6 million at December 31, 2000 to $100.2 million at March 31, 2001. Securities available for sale decreased from $223.3 million at December 31, 2000 to $181.1 million at March 31, 2001. This net increase of $17.2 million in cash, cash equivalents and securities reflected the investment of the proceeds received from sales of mortgage residuals and increased deposits.

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

        Summary of Loan Portfolio. At March 31, 2001, the Company's loan portfolio constituted $193.1 million, or 38.8% of the Company's total assets.

        The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                   March 31,        December 31,       December 31,
                                                     2001               2000               1999
                                                 --------------    ---------------    ---------------
Consumer Loans
Automobile installment contracts                     $193,275           $176,255           $128,093
Insurance premium finance                              25,145             25,843             23,846
Other consumer loans                                      467                577                864
                                                 ------------      -------------      -------------

          Total consumer loans                        218,887            202,675            152,803
                                                 ------------      -------------      -------------

Mortgage Loans
Mortgage loans (purchased primarily from RTC)           1,884             16,784             21,835
Subprime mortgage loans                                   444              1,845            149,876
                                                 ------------      -------------      -------------
          Total mortgage loans                          2,328             18,629            171,711
                                                 ------------      -------------      -------------

Commercial Loans
Insurance premium finance                               9,184              8,342              6,488
Other commercial loans                                     74                 55                 15
                                                 ------------     --------------     --------------
          Total commercial loans                        9,258              8,397              6,503
                                                 ------------     --------------     --------------

          Total loans                                 230,473            229,701            331,017
Unearned discounts and premium                            (52)              (728)              (954)
Unearned finance charges                              (20,978)           (20,737)           (21,181)
Allowance for loan losses                             (16,353)           (15,156)           (14,139)
                                                 ------------     --------------     --------------
     Total loans, net                                $193,090           $193,080           $294,743
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

Loan
-----            March 31,    % of Total   December 31,    % of Total   December 31,  % of Total
Delinquencies      2001          Loans         2000           Loans         1999         Loans
-------------  ------------- ------------ --------------- ------------ ------------- -------------
                                                (Dollars in thousands)
30 to 59 days       $  596         0.3%          $  953          0.5%       $ 3,071         1.0%
60 to 89 days          435         0.2%             494          0.3%         2,443         0.8%
90+ days             1,383         0.7%           2,374          1.2%        13,307         4.6%
               -----------   ----------   -------------   -----------   -----------   ----------
Total               $2,414         1.2%          $3,821          2.0%       $18,821         6.4%
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

                                                                                      At or For the
                                                              At or For the             Year Ended
                                                               Three Months            December 31,
                                                              Ended March 31, -------------------------------
                                                                   2001            2000            1999
                                                              --------------- --------------- ---------------
                                                                          (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                    $ 15,156        $ 14,139        $ 10,183
     Provision for loan losses - continuing operations                  44             201             432
     Provision for loan losses - discontinued operations                --           2,396           7,376
     Charge-offs
          Mortgage loans                                                --          (6,402)         (7,525)
          Consumer loans                                            (2,388)         (6,025)         (4,395)
                                                              ------------    ------------    ------------
                                                                    (2,388)        (12,427)        (11,920)
     Recoveries
          Mortgage loans                                                --             327             296
          Consumer loans                                               209             286             414
                                                              ------------    ------------    ------------
                                                                       209             613             710
                                                              ------------    ------------    ------------
     Net charge-offs                                                (2,179)        (11,814)        (11,210)
     Acquisition discounts allocated to loss allowance               3,332          10,234           7,358
                                                              ------------    ------------    ------------
Balance at end of period                                          $ 16,353        $ 15,156        $ 14,139
                                                              ============    ============    ============
     Annualized net charge-offs to average loans                      4.81%           5.03%           2.95%
     Ending allowance to period end loans, net                        8.47%           7.88%           8.93%

        The Company's policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on its loan portfolio. These allowances include specific reserves for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified. In addition, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts.

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

                                             United PanAm Financial Corp.



Date:     May 10, 2001                By:    /s/ Guillermo Bron
                                             --------------------------------
                                             Guillermo Bron
                                             Chairman
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



          May 10, 2001                By:    /s/ Garland W. Koch
                                             --------------------------------
                                             Garland W. Koch
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                               Officer)