Form 10-Q
period 2001-06-30
UNITED PANAM FINANCIAL CORP
filed 2001-08-13
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2001

                                      Or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to __________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         Yes  X      No ___
                                              ------

The number of shares outstanding of the Registrant's Common Stock as of August 10, 2001 was 16,217,400 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                                 JUNE 30, 2001

                                     INDEX


PART I.    FINANCIAL INFORMATION                                                         Page
                                                                                                                   ----
Item 1.    Financial Statements (unaudited)

           Consolidated Statements of Financial Condition as of
             June 30, 2001 and December 31, 2000                                                                     1

           Consolidated Statements of Operations
             for the three and six months ended June 30, 2001
             and June 30, 2000                                                                                       2

           Consolidated Statements of Comprehensive Income
             for the three and six months ended June 30, 2001
             and June 30, 2000                                                                                       3

           Consolidated Statements of Cash Flows
             for the three and six months ended June 30, 2001
             and June 30, 2000                                                                                       4

           Notes to Consolidated Financial Statements                                                                6

Item 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                                                           9

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                               25

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                        26

Item 2.    Changes in Securities and Use of Proceeds                                                                26

Item 3.    Defaults Upon Senior Securities                                                                          26

Item 4.    Submission of Matters to a Vote of Security Holders                                                      26

Item 5.    Other Information                                                                                        27

Item 6.    Exhibits and Reports on Form 8-K                                                                         27

                             FINANCIAL INFORMATION

PART 1.

Item 1.   Financial Statements.
          --------------------


                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition
                                  (Unaudited)

                                                                                              June 30,                 December 31,
(Dollars in thousands, except share and per share data)                                         2001                      2000
                                                                                            ------------              -------------
Assets
Cash and due from banks                                                                     $      8,790              $       6,115
Short term investments                                                                           148,101                     36,477
                                                                                            ------------              -------------

  Cash and cash equivalents                                                                      156,891                     42,592
Securities available for sale, at fair value                                                     209,799                    223,265
Residual interests in securitizations, at fair value                                                 ---                      8,861
Loans, net                                                                                       208,017                    192,368
Loans held for sale                                                                                  314                        712
Premises and equipment, net                                                                        1,823                      1,591
Federal Home Loan Bank stock, at cost                                                              3,600                      3,000
Accrued interest receivable                                                                        3,099                        814
Real estate owned, net                                                                                47                        871
Other assets                                                                                      14,205                     15,904
                                                                                            ------------              -------------
     Total assets                                                                           $    597,795              $     489,978
                                                                                            ============              =============

Liabilities and Shareholders' Equity
Deposits                                                                                    $    383,109              $     348,230
Federal Home Loan Bank advances                                                                   57,000                     60,000
Reverse repurchase agreements                                                                     74,183                         --
Accrued expenses and other liabilities                                                             9,101                     12,431
                                                                                            ------------              -------------
     Total liabilities                                                                           523,393                    420,661
                                                                                            ------------              -------------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 16,188,650 and 16,149,650 shares at
    June 30, 2001 and December 31, 2000, respectively                                             66,684                     65,291
Retained earnings                                                                                  6,930                      3,524
Unrealized gain on securities available for sale, net                                                788                        502
                                                                                            ------------              -------------
     Total shareholders' equity                                                                   74,402                     69,317
                                                                                            ------------              -------------

     Total liabilities and shareholders' equity                                             $    597,795              $     489,978
                                                                                            ============              =============

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                         Three Months               Six Months
(Dollars in thousands, except share and per share data)                 Ended June 30,            Ended June 30,
                                                                  -------------------------------------------------
                                                                        2001         2000         2001         2000
                                                                  -------------------------------------------------
Interest Income
   Loans                                                          $   11,057      $  8,380      $21,346     $ 16,055
   Securities                                                          3,468         2,261        7,108        2,972
                                                                  ----------      --------      -------     --------
        Total interest income                                         14,525        10,641       28,454       19,027
                                                                  ----------      --------      -------     --------
Interest Expense
   Deposits                                                            4,811         3,139        9,831        4,842
   Federal Home Loan Bank advances                                       393           236          907          236
   Reverse repurchase agreements                                          32            --           32           --
                                                                  ----------      --------      -------     --------
       Total interest expense                                          5,236         3,375       10,770        5,078
                                                                  ----------      --------      -------     --------
             Net interest income                                       9,289         7,266       17,684       13,949
   Provision for loan losses                                             124             5          168           77
                                                                  ----------      --------      -------     --------
             Net interest income after provision for loan losses       9,165         7,261       17,516       13,872
                                                                  ----------      --------      -------     --------

Non-interest Income
   Loss on residual interests in securitizations                          --        (5,000)          --       (5,000)
   Net gain on sale of loans                                           1,252            --        1,609           --
   Service charges and fees                                              168           154          333          307
   Loan related charges and fees                                          66            50          141          104
   Other income                                                           32            32           65           64
                                                                  ----------      --------      -------     --------
       Total non-interest income (loss)                                1,518        (4,764)       2,148       (4,525)
                                                                  ----------      --------      -------     --------

Non-interest Expense
   Compensation and benefits                                           5,152         3,208        8,861        6,305
   Occupancy                                                             753           577        1,517        1,110
   Other                                                               1,726         1,695        3,705        3,221
                                                                  ----------      --------      -------     --------
       Total non-interest expense                                      7,631         5,480       14,083       10,636
                                                                  ----------      --------      -------     --------

       Income (loss) from continuing operations before income          3,052        (2,983)       5,581       (1,289)
        taxes
Income taxes (benefit)                                                 1,190        (1,158)       2,175         (466)
                                                                  ----------      --------      -------     --------
Income (loss) from continuing operations                               1,862        (1,825)       3,406         (823)
                                                                  ----------      --------      -------     --------
Loss on disposal of discontinued operations, net of tax                   --        (3,291)          --       (3,291)
                                                                  ----------      --------      -------     --------
Net income (loss)                                                 $    1,862      $ (5,116)       3,406     $ (4,114)
                                                                  ==========      ========      =======     ========
Earnings (loss) per share-basic:
     Continuing operations                                        $     0.12      $  (0.11)       $0.21     $  (0.05)
                                                                  ==========      ========      =======     ========
     Discontinued operations                                      $      ---      $  (0.20)     $   ---     $  (0.20)
                                                                  ==========      ========      =======     ========
     Net income (loss)                                            $     0.12      $  (0.31)     $  0.21     $  (0.25)
                                                                  ==========      ========      =======     ========
     Weighted average shares outstanding (000's)                      16,169        16,614       16,161       16,572
                                                                  ==========      ========      =======     ========
Earnings (loss) per share-diluted:
     Continuing operations                                        $     0.11      $  (0.11)     $  0.21     $  (0.05)
                                                                  ==========      ========      =======     ========
     Discontinued operations                                      $      ---      $  (0.20)     $   ---     $  (0.20)
                                                                  ==========      ========      =======     ========
     Net income (loss)                                            $     0.11      $  (0.31)     $  0.21     $  (0.25)
                                                                  ==========      ========      =======     ========
     Weighted average shares outstanding (000's)                      17,129        16,687       16,494       16,724
                                                                  ==========      ========      =======     ========

See accompanying notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Comprehensive Income
                                  (Unaudited)

                                                                        Three Months             Six Months
(Dollars in thousands)                                                 Ended June 30,          Ended June 30,
                                                                  ---------------------------------------------
                                                                     2001         2000        2001       2000
                                                                  ---------------------------------------------
Net income (loss)                                                 $   1,862     $(5,116)     $3,406     $(4,114)
Other comprehensive income, net of tax:
    Unrealized gain (loss) on securities available for sale             141          (6)        286         (39)
                                                                  ---------     -------      ------     -------
 Comprehensive income (loss)                                      $   2,003     $(5,122)     $3,784     $(4,153)
                                                                  =========     =======      ======     =======

See accompanying notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                                    Six Months
                                                                                        Ended June 30,
                                                                                  --------------------------
                                                                                       2001             2000
                                                                                  ---------        ---------
Cash Flows from Operating Activities
Net income (loss)                                                                 $   3,406        $  (4,114)

Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
   Compensation expense for converting option plan                                    1,369               --
   Discontinued operations                                                               --            3,291
   Originations of loans held for sale                                                   --          (77,163)
   Sales of loans held for sale                                                      16,194          178,434
   Provision for loan losses                                                            168               77
   Gain on sale of mortgage loans                                                    (1,609)              --
   Depreciation and amortization                                                        443              646
   FHLB stock dividend                                                                 (100)             (86)
   Decrease in residual interest in securitizations                                   8,861               --
   Decrease (increase) in accrued interest receivable                                (2,285)             172
   Decrease (increase) in other assets                                                1,486            3,795
   (Decrease) increase in accrued expenses and other liabilities                     (3,115)          (4,093)
   Amortization of premiums (discounts) on securities                                  (270)          (1,033)
   Other Net                                                                            (41)              35
                                                                                  ---------        ---------
     Net cash provided by operating activities                                       24,507           99,961
                                                                                  ---------        ---------

Cash Flows from Investing Activities
   Proceeds from maturities of investment securities                                220,398               --
   Purchase of investment securities                                               (206,141)        (139,622)
   Repayments of mortgage loans                                                         849            9,383
   Originations and purchases, net of repayments, of non-mortgage                   (30,852)         (20,446)
    loans
   Purchase of premises and equipment                                                  (675)            (358)
   Purchase of FHLB stock, net                                                         (500)             617
   Proceeds from sales of real estate owned                                             860            3,640
   Other, net                                                                          (233)             362
                                                                                  ---------        ---------
     Net cash (used in) investing activities                                        (16,294)        (146,424)
                                                                                  ---------        ---------

Cash Flows from Financing Activities
   Issuance of capital stock                                                             24               --
   Net increase (decrease) in deposits                                               34,879            6,135
   Repayments of warehouse lines of credit                                               --          (54,415)
   Proceeds (repayment) net of repayments, from FHLB advances                        (3,000)          35,000
   Proceeds, net of repayments, from reverse repurchase agreements                   74,183               --
                                                                                  ---------        ---------
       Net cash provided by (used in) financing activities                          106,086          (13,280)
                                                                                  ---------        ---------

Net (decrease) increase in cash and cash equivalents                                114,299          (59,743)

Cash and cash equivalents at beginning of period                                     42,592           90,357
                                                                                  ---------        ---------

Cash and cash equivalents at end of period                                        $ 156,891        $  30,614
                                                                                  =========        =========

See accompanying notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                             Six Months
                                                                  Ended June 30,
                                                            --------------------------
                                                                  2001            2000
                                                            ----------      ----------
Supplemental Disclosures of Cash Flow Information
   Cash paid for:

   Interest                                                  $  10,642       $   8,163
                                                            ==========      ==========

   Taxes                                                     $   1,046       $     206
                                                            ==========      ==========

Supplemental Schedule of Non-cash Investing and Financing
   Activities

   Acquisition of real estate owned through
        foreclosure of related mortgage loans                $      36       $   3,761
                                                            ==========      ==========



   Loans transferred to be held for sale                     $  14,187              --
                                                            ==========      ==========

See accompanying notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)

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

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of June 30, 2001 and December 31, 2000. Significant inter-company accounts and transactions have been eliminated in consolidation.

     These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

     The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.   Earnings Per Share From Continuing Operations

     Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 2001 and 2000:


                                                                            Three Months              Six Months
(In thousands, except per share amounts)                                   Ended June 30,           Ended June 30,
                                                                      ----------------------------------------------
                                                                           2001         2000        2001        2000
                                                                      ----------------------------------------------
Earnings (loss) per share from continuing operations - basic:
     Income (loss) from continuing operations                         $   1,862      $ (1,825)    $  3,406     $   (823)
                                                                      ---------      --------     --------     --------
     Average common shares outstanding                                   16,169        16,614       16,161       16,572
                                                                      =========      ========     ========     ========
     Earnings (loss) per share from continuing operations             $    0.12      $  (0.11)    $   0.21     $  (0.05)
                                                                      =========      ========     ========     ========
Earnings (loss) per share from continuing operations - diluted:
     Income (loss) from continuing operations                         $   1,862      $ (1,825)    $  3,406     $   (823)
                                                                      =========      ========     ========     ========
     Average common shares outstanding                                   16,169       16,614        16,161       16,572
     Add: Stock options                                                   1,211           73           452          152
                                                                      ---------      --------     --------     --------
     Average common shares outstanding - diluted                         17,380       16,687        16,613       16,724
                                                                      =========      =======      ========     ========
     Earnings (loss) per share from continuing operations             $    0.11      $ (0.11)     $   0.21     $  (0.05)
                                                                      =========      =======      ========     ========

4.   Operating Segments

     The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a contractual agreement, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a four-branch federal savings bank and is the principal funding source for the Company's auto and insurance premium finance segments.

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

                                                                            At or For Three Months Ended June 30, 2001
                                                         ---------------------------------------------------------------------------
(In thousands)                                                                    Insurance
                                                                Auto               Premium
                                                              Finance              Finance             Banking               Total
                                                          ----------------     ---------------     ---------------      ------------
Net interest income                                      $          7,361     $           568     $         1,360      $      9,289
Provision for loan losses                                              --                 124                  --               124
Non-interest income                                                    76                 149               1,293             1,518
Non-interest expense                                                4,558                  54               3,019             7,631
                                                         ----------------     ---------------     ---------------      ------------
Segment profit (loss), pre-tax                           $          2,879     $           539     $          (366)     $      3,052
                                                         ================     ===============     ===============      ============
Total assets                                             $        175,891     $        35,152     $       386,752      $    597,795
                                                         ================     ===============     ===============      ============
                                                                           At or For Three Months Ended June 30, 2000
                                                         ---------------------------------------------------------------------------
(In thousands)                                                                    Insurance
                                                                Auto               Premium
                                                              Finance              Finance             Banking               Total
                                                         ----------------     ---------------     ---------------      -------------
Net interest income                                      $          5,173     $           611     $         1,482      $      7,266
Provision for loan losses                                              --                   5                  --                 5
Non-interest income (1)                                                55                  89              (4,908)           (4,764)
Non-interest expense                                                3,260                 411               1,809             5,480
                                                         ----------------     ---------------     ---------------      ------------
Segment profit (loss), pre-tax                           $          1,968     $           284     $        (5,235)     $     (2,983)
                                                         ================     ===============     ===============      ============
Total assets                                             $        122,226     $        30,497     $       237,220      $    389,943
                                                         ================     ===============     ===============      ============
                                                                            At or For Six Months Ended June 30, 2001
                                                         ---------------------------------------------------------------------------
(In thousands)                                                                    Insurance
                                                                Auto               Premium
                                                              Finance              Finance             Banking               Total
                                                         ----------------     ---------------     ---------------      -------------
Net interest income                                      $         13,903     $         1,284     $         2,497      $     17,684
Provision for loan losses                                              --                 168                  --               168
Non-interest income                                                   156                 254               1,738             2,148
Non-interest expense                                                8,679                 229               5,175            14,083
                                                         ----------------     ---------------     ---------------      ------------
Segment profit (loss), pre-tax                           $          5,380     $         1,141     $          (940)     $      5,581
                                                         ================     ===============     ===============      ============
Total assets                                             $        175,891     $        35,152     $       386,752      $    597,795
                                                         ================     ===============     ===============      ============
                                                                            At or For Six Months Ended June 30, 2000
                                                         ---------------------------------------------------------------------------
(In thousands)                                                                    Insurance
                                                                Auto               Premium
                                                              Finance              Finance             Banking               Total
                                                         ----------------     ---------------     ---------------      -------------
Net interest income                                      $          9,836     $         1,193     $         2,920      $     13,949
Provision for loan losses                                              --                  23                  54                77
Non-interest income (1)                                               115                 182              (4,822)           (4,525)
Non-interest expense                                                6,282                 688               3,666            10,636
                                                         ----------------     ---------------     ---------------      ------------
Segment profit (loss), pre-tax                           $          3,669     $           664     $        (5,622)     $     (1,289)
                                                         ================     ===============     ===============      ============
Total assets                                             $        122,226     $        30,497     $       237,220      $    389,943
                                                         ================     ===============     ===============      ============


(1) Non-interest income of the Banking segment includes a $5.0 million writedown of the residual interests in securitizations arising from the Company's subprime mortgage securitizations completed in 1999.

     For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three and six months ended June 30, 2000, segment assets differ from consolidated assets because the Company allocated certain assets to the discontinued mortgage segment from the banking segment. There were no differences between segment assets and total consolidated assets as of June 30, 2001.

5.   Residual Interests in Securitizations

     The Company classified its residual interest in securitizations as trading securities and recorded them at fair market value with any unrealized gains or losses recorded in the results of operations. The Company sold the residual interests in securities in January 2001. Accordingly, as of December 31, 2000 these residual interests were valued based on the terms and conditions of the sales contract and the cash proceeds received at the settlement date in January 2001.

6.   Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137 "Accounting for Derivative Instruments for Hedging Activities - Deferral of the Effective Date of FASB Statement No 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137, did not have a material impact on the results of operations or financial condition of the Company.

     In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS 125. It revises the standards for accounting for securitizations and other transfer of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without change. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS 140 did not have a material impact on the results of operations or the financial condition of the Company.

     In July 2001, the FASB issued Statement No. 141, "Business Combinations", and Statement No. 142, "Goodwill and Other Intangible Assets". Statement No. 141, effectively immediately, requires that the purchase method of accounting be used for all business combinations initiated or completed after June 30, 2001. Statement No. 142, to be adopted on January 1, 2002, requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually and intangible assets with definite useful lives be amortized over their respective estimated useful lives and reviewed for impairment. The adoption of the provisions of these statements is not expected to have a material effect on the results of operations or financial condition of the Company.

     Item 2.   Management's Discussion and Analysis of Financial Condition and
               ---------------------------------------------------------------
               Results of Operations.
               ---------------------

     Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.'s (the "Company") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: limited operating history; loans made to credit-impaired borrowers; need for additional sources of financing; concentration of business in California; reliance on operational systems and controls and key employees; competitive pressure in the banking industry; changes in the interest rate environment; growth of the Company's businesses; general economic conditions; and those items disclosed under the caption "Factors That May Affect Future Results of Operations" in our Annual Report on Form 10K for the year ended December 31, 2000. All investors should carefully read the Annual Report on Form 10-K, together with this 10Q and consider all such risks and other risks, some of which may be identified from time to time in the Company's filings with the Securities and Exchange Commission (the "SEC") before making an investment decision with respect to the Company's stock.

General

     The Company

     The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by retail bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail deposits, brokered deposits, Federal Home Loan Bank ("FHLB") advances, and commercial repurchase agreements.

     The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through an agreement with BPN Corporation ("BPN") and in 1996, the Company commenced its automobile finance business.

     In September 2000 the Bank filed its application with the California Department of Financial Institutions (DFI) for approval to convert from a federally chartered savings association to a state-chartered commercial bank due, in principal part, to lending restrictions that apply to federally chartered thrifts. As a result of the discontinuation of the Bank's sub-prime mortgage business, it will be more difficult for the Bank to remain in compliance with the qualified thrift lender (QTL) test and certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the QTL test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the QTL test and other consumer lending limitations in the future. The Charter Conversion is still pending.

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

     The Bank

     The Company currently funds its operations primarily through the Bank's deposits, FHLB advances and reverse repurchase agreements. As of June 30, 2001, the Bank was a four-branch federal savings bank with $383.1 million in deposits.

     The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from its securities portfolio and consumer loans originated by its retail branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees) and is used to cover operating costs and other expenses.

     Average Balance Sheets

     The following table sets forth information relating to the Company for the three and six-month periods ended June 30, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

                                                                         Three Months Ended June 30,
                                           ----------------------------------------------------------------------------------
                                                               2001                                        2000
                                           ----------------------------------------------------------------------------------
                                                                          Average                                     Average
(Dollars in thousands)                         Average                    Yield/       Average                        Yield/
                                               Balance(2)     Interest     Cost       Balance(1)(2)    Interest(1)     Cost
                                           ----------------------------------------------------------------------------------
Assets
Interest earning assets
   Securities                              $    254,309       $  3,468       5.51%    $ 137,769        $  2,261          6.57%
   Mortgage loans, net(3)                         2,079             46       8.85%       19,189             422          8.79%
   IPF loans, net(4)                             33,986          1,333      15.69%       29,875           1,169         15.64%
   Automobile installment
    contracts, net(5)                           165,793          9,678      23.27%      117,092           6,789         23.19%
                                           ------------       --------                ---------        --------
      Total interest earning assets             456,167         14,525      12.74%      303,925          10,641         14.01%
                                                              --------                                 --------
Non-interest earnings assets                     28,419                                  35,448
                                           ------------                               ---------
       Total assets                        $    484,586                               $ 339,373
                                           ============                               =========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                       $    366,189       $  4,811       5.26%    $ 234,555        $  3,139          5.35%
   FHLB advances                                 31,970            393       4.92%       14,284             236          6.61%
   Reverse Repurchase Agreements                  2,317             32       5.35%           --              --
                                           ------------       --------                ---------        --------
     Total interest bearing liabilities         400,476          5,236       5.23%      248,839           3,375          5.43%
                                                              --------                                 --------

Non-interest bearing liabilities                 11,906                                  14,272
                                           ------------                               ---------
       Total liabilities                        412,382                                 263,111
Equity                                           72,204                                  76,262
                                           ------------                               ---------
       Total liabilities and equity        $    484,586                               $ 339,373
                                           ============                               =========
Net interest income before provision
       for loan losses                                        $  9,289                                 $ 7,266
                                                              ========                                 ========
Net interest rate spread(6)                                                  7.51%                                       8.58%
Net interest margin(7)                                                       8.15%                                       9.56%
Ratio of interest earning assets to
       interest bearing liabilities                                           114%                                        122%

_____________

(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations. Allocated assets and liabilities for 2000 are shown below. There were no allocations for 2001.

(Dollars in thousands)                                            Three Months Ended June 30, 2000
                                                                  --------------------------------
Average assets of continuing operations                                      $ 339,373
Average mortgage loans of discontinued operations                               62,248
                                                                             ---------
Total average assets                                                         $ 401,621
                                                                             =========

Average liabilities and equity of continuing operations                      $ 339,373
Average customer deposits allocated to discontinued operations                  61,558
Average warehouse lines of credit of discontinued operations                       690
                                                                             ---------
Total average liabilities and equity                                         $ 401,621
                                                                             =========

(2)  Average balances are measured on a month-end basis.
(3) Net of deferred loan origination fees, unamortized discounts and premiums; includes non-performing loans.
(4)  Includes non-performing loans.
(5)  Net of unearned finance charges includes non-performing loans.
(6) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest earning assets.

                                                                          Six Months Ended June 30,
                                             ---------------------------------------------------------------------------------
                                                              2001                                        2000
                                             -------------------------------------- ------------------------------------------
                                                                          Average                                     Average
(Dollars in thousands)                          Average                    Yield/        Average                        Yield/
                                               Balance(2)      Interest     Cost       Balance(1)(2)    Interest(1)     Cost
                                              ------------    ----------  --------    ---------------  ------------- ----------
Assets
Interest earning assets
   Securities                                    $248,264        $ 7,108      5.75%          $ 91,848        $ 2,972      6.47%
   Mortgage loans, net(3)                           7,627            423     11.10%            19,800            843      8.51%
   IPF loans, net(4)                               33,992          2,655     15.62%            29,987          2,297     15.32%
   Automobile installment
    contracts, net(5)                             158,888         18,268     22.95%           111,339         12,915     23.20%
                                              -----------     ----------              ---------------  -------------
     Total interest earning assets                448,771         28,454     12.68%           252,974         19,027     15.04%
                                                              ----------                               -------------
Non-interest earnings assets                       26,057                                      35,695
                                             ------------                             ---------------
     Total assets                                $474,828                                    $288,669
                                              ===========                             ===============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                             $358,195        $ 9,831      5.49%          $190,540        $ 4,842      5.08%
   FHLB advances                                   32,503            907      5.58%             7,142            236      6.61%
   Reverse repurchase agreements                    1,158             32      5.35%                --            ---       ---
                                              -----------     ----------              ---------------  -------------
     Total interest bearing liabilities           391,856         10,770      5.50%           197,682          5,078      5.14%
                                                              ----------                               -------------
Non-interest bearing liabilities                   11,820                                      14,853
                                              -----------                             ---------------
     Total liabilities                            403,676                                     212,535
Equity                                             71,152                                      76,134
                                              -----------                             ---------------
     Total liabilities and equity                $474,828                                    $288,669
                                              ===========                             ===============
Net interest income before  provision
     for loan losses                                             $17,684                                     $13,949
                                                              ==========                               =============
Net interest rate spread(6)                                                   7.18%                                       9.90%
Net interest margin(7)                                                        7.88%                                      11.03%
Ratio of interest earning assets to
     interest bearing liabilities                                              115%                                        128%


(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations. Allocated assets and liabilities for 2000 are shown below. There were no allocations for 2001.

(Dollars in Thousands)                                                        Six Months Ended June 30, 2000
                                                                            --------------------------------
Average assets of continuing operations                                                             $288,669
Average mortgage loans of discontinued operations                                                    105,230
                                                                            --------------------------------
Total average assets                                                                                $393,899
                                                                            ================================

Average liabilities and equity of continuing operations                                             $288,669
Average customer deposits allocated to discontinued operations                                       103,305
Average warehouse lines of credit of discontinued operations                                           1,925
                                                                            --------------------------------
Total average liabilities and equity                                                                $393,899
                                                                            ================================

(2)  Average balances are measured on a month-end basis.
(3) Net of deferred loan origination fees, and unamortized discounts, premiums; includes non-performing loans.
(4)  Includes non-performing loans.
(5)  Net of unearned finance charges includes non-performing loans.
(6) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2001 and June 30, 2000

  General

     For the quarter, the Company reported income from continuing operations of $1.9 million, or $0.11 per diluted share, compared with a loss from continuing operations of $1.8 million, or $0.11 per diluted share for the same period a year ago. Including discontinued operations, the Company reported net income of $1.9 million, or $0.11 per diluted share, compared with a net loss of $5.1 million, or $0.31 per diluted share, for the same period a year ago.

     The 2001 results reported include three major items. Net interest income increased $1.9 million as a result of the planned increase in the auto finance unit receivables and the Company recognized a gain on the sale of loans of $1.3 million as a result of the sale of substantially all of the remaining mortgage related assets and a

$1.4 million one-time non-cash increase in compensation expense as a result of the conversion of an option plan in the United Auto Credit Corporation subsidiary to options of United PanAm Financial Corp.

     Contributing to the 2000-second quarter net loss were two charges relating to the Company's subprime mortgage activities that were discontinued during early 2000. A pre-tax charge of $5.0 million (approximately $3.1 million on an after-tax basis) to write-down the value of the Company's residual interests arising from its 1999-1 subprime mortgage securitization, and a charge of $3.3 million, on an after-tax basis, in connection with a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value were recorded in the 2000 second quarter.

     Auto contracts purchased increased from $42.7 million for the three months ended June 30, 2000 to $59.5 million for the three months ended June 30, 2001, while insurance premium finance originations increased from $21.8 million for the three months ended June 30, 2000 to $24.7 million for the three months ended June 30, 2001.

  Interest Income

     Interest income increased from $10.6 million for the three months ended June 30, 2000 to $14.5 million for the three months ended June 30, 2001, due primarily to a $152.2 million increase in average interest earning assets, partially offset by a 1.27% decrease in the weighted average interest rate on interest earning assets. The largest growth components in average interest earning assets were automobile installment contracts, which increased by $48.7 million and investment securities, which increased by $116.5 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was principally due to the Company's need to meet the qualified Thrift Lender Test of the OTS and reflects increased short term borrowings from Federal Home Loan Bank, reverse repurchase agreements and the liquidation of mortgage related assets from the discontinuation of the mortgage operation.

     The decline in the average yield on interest earning assets was principally due to the increase in the proportion of investment securities, which have lower yields compared to loans. Investment securities, with an average yield of 5.51%, comprised 55.7% of average interest earning assets at June 30, 2001 compared to 45.3% of average interest earning assets at June 30, 2000.

  Interest Expense

     Interest expense increased from $3.4 million for the three months ended June 30, 2000 to $5.2 million for the three months ended June 30, 2001, due to a $151.6 million increase in average interest bearing liabilities partially offset by a 0.20% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $234.6 million during the quarter ended June 30, 2000 to $366.2 million during the quarter ended June 30, 2001. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the year ago quarter, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits decreased from 5.35% for the three months ended June 30, 2000 to 5.26% for the three months ended June 30, 2001, generally as a result of an decrease in market interest rates and the repricing of deposits to these lower market rates.

  Provision for Loan Losses

     Provision for loan losses was $124,000 for the three months ended June 30, 2001 compared to $5,000 for the three months ended June 30, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $16.4 million at June 30, 2001 compared with $17.8 million at June 30, 2000, representing 7.89% of loans held for investment at

June 30, 2001 and 10.02% at June 30, 2000. Annualized net charge-offs to average loans were 3.9% for the three months ended June 30, 2001 compared with 3.23% for the three months ended June 30, 2000.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. The Company currently allocates 8.5% from acquisition discounts to allowance for loan losses.

     A provision for loan losses is charged to operations based on the Company's regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic conditions or other circumstances will not result in increased losses in the loan portfolio.

  Non-interest Income

     Non-interest income increased $6.3 million from a loss of $4.8 million for the three months ended June 30, 2000 to a profit of $1.5 million for the three months ended June 30, 2001 as a result a $5.0 million pre-tax write-down of the value of residual interests in securitizations during 2000 and a $1.3 million gain on sale of loans from the sale of substantially all of the remaining mortgage assets during 2001.

  Non-interest Expense

     Non-interest expense increased $2.1 million from $5.5 million for the three months ended June 30, 2000 to $7.6 million for the three months ended June 30, 2001. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 172 employees in 24 offices, as of June 30, 2000, to 225 employees in 32 offices, as of June 30, 2001. During 2001, the Company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting the option plan in the United Auto Credit Corporation subsidiary to options in United PanAm Financial Corp.

  Income Taxes

     Income taxes increased $2.4 million from a benefit of $1.2 million for the three months ended June 30, 2000 to a charge of $1.2 million for the three months ended June 30, 2001. This increase occurred as a result of a $6.0 million increase in income from continuing operations before income taxes between the two periods.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements.

     In determining net interest income charged to discontinued operations for 2000, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $61.6 million and average warehouse lines of credit of $690,000 for the three months ended June 30, 2000 to the discontinued mortgage operations in computing interest expense. No such allocations were made during 2001.

Comparison of Operating Results for the Six Months Ended June 30, 2001 and June 30, 2000

  General

     For the six months ended June 30, 2001, the Company reported income from continuing operations of $3.4 million or $0.21 per diluted share. This compares with a loss from continuing operations of $823,000, or $0.05 per diluted share, for the comparable period a year ago. Including discontinued operations, the Company reported net income of $3.4 million, or $0.21 per diluted share, for the six months ended June 30, 2001, compared with a net loss of $4.1 million, or $0.25 per diluted share, for the same period a year ago.

     The 2001 results reported include three major items. Net interest income increased $3.6 million as a result of the planned increase in the auto finance unit receivables. The Company recognized a gain on sale of loans of $1.3 million as a result of the sale of substantially all of the remaining mortgage related assets, and a $1.4 million one-time non-cash increase in compensation expense as a result of the conversion of an option plan in the United Auto Credit Corporation subsidiary to options of United PanAm Financial Corp.

     Contributing to the six-month period net loss in 2000 were two charges relating to the Company's subprime mortgage activities that were discontinued during early 2000. A pre-tax charge of $5.0 million, (approximately $3.1 million on an after-tax basis) to write-down the value of the Company's residual interest arising from its 1999-1 subprime mortgage securitization and a charge of $3.3 million, on an after-tax basis, in connection with a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value were recorded in the 2000 second quarter.

     Auto contracts purchased increased from $83.0 million for the six months ended June 30, 2000 to $117.3 million for the six months ended June 30, 2001, while insurance premium finance originations increased from $46.8 million for the six months ended June 30, 2000 to $49.0 million for the six months ended June 30, 2001.

  Interest Income

     Interest income increased from $19.0 million for the six months ended June 30, 2000 to $28.5 million for the six months ended June 30, 2001, due primarily to a $195.8 million increase in average interest earning assets, partially offset by a 2.36% decrease in the weighted average interest rate on interest earning assets. The largest growth components in average interest earning assets were automobile installment contracts, which increased by $47.5 million and investment securities, which increased by $156.4 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was principally due to the Company's need to meet the qualified Thrift Lender Test of the OTS, and reflects increased short-term borrowings from Federal Home Loan Bank, reverse repurchase agreements and the liquidation of mortgage related assets from the discontinuation of the mortgage operations.

     The decline in the average yield on interest earning assets was principally due to an increase in the proportion of investment securities, which have lower yields, compared to loans. Investment securities, with an average yield of 5.75% comprised 55.3% of average earning assets at June 30, 2001, compared to 36.3% of average earning assets at June 30, 2000.

  Interest Expense

     Interest expense increased from $5.1 million for the six months ended June 30, 2000 to $10.8 million for the six months ended June 30, 2001, due to a $194.2 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $190.5 million during the six months ended June 30, 2000 to $358.2 million during the six months ended June 30, 2001. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the year ago period, as the liquidation of sub prime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits for the six months ended June 30, 2001 increased from 5.08% to 5.49% for the comparable period in 2000. The average cost of deposits for the six months ended June 30, 2000 was lower than it otherwise would have been due to the allocation of deposits to discontinued operations.

Provision for Loan Losses

     Provision for loan losses was $168,000 for the six months ended June 30, 2001 compared to $77,000 for the six months ended June 30, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. The Company currently allocates 8.5% from acquisition discounts to allowance for loan losses.

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

     The total allowance for loan losses was $16.4 million at June 30, 2001 compared with $17.8 million at June 30, 2000, representing 7.89% of loans held for investment at June 30, 2001 and 10.02% at June 30, 2000. Annualized net charge-offs to average loans were 4.17% for the six months ended June 30, 2001, compared with 2.78% for the six months ended June 30, 2000.

  Non-interest Income

     Non-interest income increased $6.6 million, from a loss of $4.5 million for the six months ended June 30, 2000 to a profit of $2.1 million for the six months ended June 30, 2001 as a result of a $5.0 million pre-tax write-down of the value of residual interests in securitizations during 2000 and a $1.3 million gain on sale of loans from the sale of substantially all the remaining mortgage assets during 2001.

  Non-interest Expense

     Non-interest expense increased $3.5 million from $10.6 million for the six months ended June 30, 2000 to $14.1 million for the six months ended June 30, 2001. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 172 employees in 24 offices, as of June 30, 2001 to 225 employees in 32 offices, as of June 30, 2001. During 2001, the Company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting an option plan in the United Auto Credit Corporation subsidiary to options in United Pan Am Financial Corporation.

  Income Taxes

     Income taxes increased $2.7 million; from a benefit of $466,000 for the six months ended June 30, 2000 to $2.2 million for the six months ended June 30, 2001. This increase occurred as a result of a $6.9 million increase in income from continuing operations before income taxes between the two periods.

     Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000 the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements. In connection with the wind down of these operations, the Company originated $76.4 million in mortgage loans during the first six months of 2000.

     In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $103.3 million for the six months ended June 30, 2000 and average warehouse lines of credit of $1.9 million for the six months ended June 30, 2000 to the discontinued mortgage operations in computing interest expense. No allocation was required in 2001

Comparison of Financial Condition at June 30, 2001 and December 31, 2000

     Total assets increased $107.8 million, from $490.0 million at December 31, 2000 to $597.8 million at June 30, 2001. This increase occurred primarily as a result of a $15.2 million increase in loans, from $193.1 million at December 31, 2000 to $208.3 million at June 30, 2001, and a $100.8 million increase in cash and securities, from $265.9 million at December 31, 2000 to $366.7 million at June 30, 2001. The increase in loans resulted from a $33.1 million increase in auto loans partially offset by a decrease in mortgage loans.

     Cash and cash equivalents increased $114.3 million, from $42.6 million at December 31, 2000 to $156.9 million at June 30, 2001. Securities available for sale decreased from $223.3 million at December 31, 2000 to $209.8 million at June 30, 2001. These net increases reflected the reinvestment of the proceeds received from expanded usage of reverse repurchase agreements and brokered certificates of deposits.

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

     Deposits increased $34.9 million, from $348.2 million at December 31, 2000 to $383.1 million at June 30, 2001. Retail deposits decreased $14.2 million, from $299.2 million at December 31, 2000 to $285.0 million at June 30, 2001. Wholesale deposits increased $49.0 million, from $49.1 million at December 31, 2000 to $98.1 million at June 30, 2001. This reflects expanded usage of brokered deposits in a favorable rate environment.

     Other interest bearing liabilities include commercial repurchase agreements and Federal Home Loan Bank advances. Outstanding Federal Home Loan Bank advances were $57.0 million at June 30, 2001 compared to $60.0 million at December 31, 2000. Overnight reverse repurchase agreements were $74.2 million at June 30, 2001. There were no reverse repurchase agreements at December 31, 2000.

     Shareholders' equity increased from $69.3 million at December 31, 2000 to $74.4 million at June 30, 2001, primarily as a result of net income of $3.4 million during the six months ended June 30, 2001 and a $1.4 million increase to equity as a result of a $1.4 million non-cash charge to compensation expense in connection with the conversion of a subsidiary stock option plan.

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

     At March 31, 2001, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 53 basis points and would result in a $3.8 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was 115 basis points and would result in a $7.3 million decrease in the NPV of the Bank. At March 31, 2001, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                        NPV as % of Portfolio
                                   Net Portfolio Value                     Value of Assets
                         --------------------------------------     -------------------------
     Change in Rates     $ Amount     $ Change      % Change        NPV Ratio      % Change
     ---------------     --------     --------      --------        ---------      --------
                                                 (Dollars in thousands)
+300 bp                  $66,357    $(12,389)          -16%         13.27%         -198 bp
+200 bp                   71,397      (7,349)           -9%         14.10%         -115 bp
+100 bp                   75,040      (3,706)           -5%         14.68%         -57 bp
   0 bp                   78,746          --            --          15.25%          --
-100 bp                   81,139       2,393            +3%         15.60%         +35 bp
-200 bp                   82,500       3,754            +5%         15.78%         +53 bp
-300 bp                   84,309       5,563            +7%         16.03%         +78 bp

Liquidity and Capital Resources

     General

     The Company's primary sources of funds are deposits at the Bank, FHLB advances, reverse repurchase agreements, principal and interest payments on loans, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     The major source of funds consists of deposits obtained through the Bank's four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 2001, such retail deposits were $285.0 million or 74.4% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at June 30, 2001, such wholesale deposits were $98.1 million or 25.6% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors and utilizing brokered deposits. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Brokered deposits are originated through major dealers specializing in such products.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                          June 30,                                    December 31,
                                                            ---------------------------------------------------------------
                                         2001                           2000                           1999
                               -------------------------    ----------------------------       ----------------------------
                                               Weighted                       Weighted                        Weighted
                                                Average                        Average                         Average
                                 Balance         Rate          Balance          Rate           Balance          Rate
                                 -------         ----          -------          ----           -------          ----
                                                              (Dollars in thousands)
Passbook accounts              $   42,744        3.25%        $  39,152         4.28%          $  47,151        4.35%
Checking accounts                  14,115        1.39%           14,828         2.24%             16,764        2.02%
Certificates of deposit
   Under $100,000                 170,738        5.44%          211,427         5.97%            163,874        5.35%
   $100,000 and over              155,512        5.37%           82,823         6.18%             64,155        5.51%
                               ----------                     ---------                        ---------
     Total                     $  383,109        5.00%        $ 348,230         5.57%          $ 291,944        5.03%
                               ==========                     =========                        =========

     The following table sets forth the time remaining until maturity for all CDs at June 30, 2001, December 31, 2000 and 1999.

                                     June 30,    December 31,     December 31,
                                       2000         2000             1999
                                       ----         ----             ----
                                              (Dollars in thousands)

Maturity within one year             $276,686     $ 257,710        $ 199,110
Maturity within two years              46,647        36,440           28,770
Maturity within three years             2,917           100              149
                                     --------     ---------        ---------
Total certificates of deposit        $326,250     $ 294,250        $ 228,029
                                     ========     =========        =========

     Although the Bank has a significant amount of deposits maturing in less than one year, the Company believes the Bank's current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

     At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital of $45.2 million, or 7.66% of total adjusted assets, which is above the required level of $8.9 million, or 1.5%; core capital of $45.2 million, or 7.66% of total adjusted assets, which is above the required level of $23.6 million, or 4.0%; and risk-based capital of $48.8 million, or 17.65% of risk-weighted assets, which is above the required level of $22.1 million, or 8.0%.

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" as of June 30, 2001.

     The Company has other sources of liquidity, including FHLB advances, reverse repurchase agreements and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into reverse repurchase agreements utilizing its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of June 30, 2001, the Bank's available borrowing capacity under this credit facility was $84.6 million.

     The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

                                                                   June 30,               December 31,
                                                                                 ------------------------
                                                                     2001               2000         1999
                                                                     ----               ----         ----
                                                                                 (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                      $72,000             $60,000     $  2,300
     Balance at end of period                                        57,000              60,000           --
     Average balance for period                                      32,503              22,877            6
     Weighted average interest rate on balance at end of period        4.26%               6.81%          --%
     Weighted average interest rate on average balance for period      5.58%               6.58%        5.84%
Warehouse lines of credit
     Maximum month-end balance                                      $    --             $26,623     $159,342
     Balance at end of period                                            --                  --       54,415
     Average balance for period                                          --               1,796       45,404
     Weighted average interest rate on balance at end of period          --%                 --%        5.78%
     Weighted average interest rate on average balance for period        --%               6.27%        5.84%
Reverse repurchase agreements
     Maximum month end balance                                      $74,183                 ---          ---
     Balance at end of period                                        74,183                 ---          ---
     Average balance for period                                       1,158                 ---          ---
     Weighted average interest rate on balance at end of period        4.02%                ---          ---
     Weighted average interest rate on average balance for period      5.35%                ---          ---

     The Company had no material contractual obligations or commitments for capital expenditures at June 30, 2001.

Lending Activities

  Summary of Loan Portfolio. At June 30, 2001, the Company's net loan portfolio constituted $208.3 million, or 34.8% of the Company's total assets.

  The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

(Dollars in thousands)                                        June 31,     December 31,     December 31,
                                                                2001           2000             1999
                                                            ----------     ------------     ------------
Consumer Loans
Automobile installment contracts                              $209,396         $176,255         $128,093
Insurance premium finance                                       24,562           25,843           23,846
Other consumer loans                                               348              577              864
                                                            ----------     ------------     ------------
          Total consumer loans                                 234,306          202,675          152,803
                                                            ----------     ------------     ------------

Mortgage Loans
Mortgage loans                                                    ----           16,784           21,835
Subprime mortgage loans                                            922            1,845          149,876
                                                            ----------     ------------     ------------
          Total mortgage loans                                     922           18,629          171,711
                                                            ----------     ------------     ------------

Commercial Loans
Insurance premium finance                                       10,507            8,342            6,488
Other commercial loans                                             ---               55               15
                                                            ----------     ------------     ------------
          Total commercial loans                                10,507            8,397            6,503
                                                            ----------     ------------     ------------

          Total loans                                          245,735          229,701          331,017
Unearned discounts and premium                                     (34)            (728)            (954)
Unearned finance charges                                       (20,960)         (20,737)         (21,181)
Allowance for loan losses                                      (16,410)         (15,156)         (14,139)
                                                            ----------     ------------     ------------
     Total loans, net                                         $208,331         $193,080         $294,743
                                                            ==========     ============     ============

  Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at June 30, 2001 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                                       June 30, 2001
                    ------------------------------------------------------------------------------------------------------------
                                   More Than 1    More Than 3      More Than 5       More Than 10
                     One Year or     Year to       Years to          Years to        Years to 20      More Than 20     Total
                        Less         3 Years       5 Years          10 Years           Years             Years         Loans
                    ------------   ------------   -----------     -------------     -------------     ------------   -----------
                                                             (Dollars in thousands)
Mortgage loans       $    --        $    --       $     80                --             $529             $313         $    922

Commercial loans      10,507             --             --                --               --               --           10,507

Consumer loans        30,826         85,658        117,553               269               --               --          234,306
                    --------       --------       --------          --------           ------          -------         --------
     Total           $41,333        $85,658       $117,633              $269             $529             $313         $245,735
                    ========       ========       ========          ========           ======          =======         ========


  Classified Assets and Allowance for Loan Losses

  The Company maintains an asset classification process for the purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Internal Asset Review Committee reviews classification procedures and adequacy of the allowance and reports the results of its review to the Board of Directors quarterly. The loans in the automobile finance and insurance premium finance portfolios are very homogeneous in nature, individual loans are relatively small which makes long-term loss rates relatively stable. The Company utilizes classification of loans designated as substandard and doubtful. The classifications in these categories for non-mortgage loans are based primarily on the delinquency status of the loan. Generally a loan with payments delinquent by 60 to 90 days is considered substandard, loans with payments delinquent 90 to 120 days is considered doubtful and a loan over 120 days delinquent is considered as uncollectible and of such little value that continuance as an asset is not warranted. In addition any loan with repossessions of collateral is considered substandard regardless of past due status.

  At June 30, 2001, the Company had $ 993,000 in assets classified as special mention, $3.1 million of assets classified as substandard, $170,000 in assets classified as doubtful and no assets classified as loss.

  The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at June 30, 2001, December 31, 2000 and 1999.

Loan                 June 30,    % of Total     December 31,    % of Total    December 31,     % of Total
-----
Delinquencies          2001         Loans           2000          Loans           1999            Loans
-------------      -----------   ----------    -------------    ----------   -------------    -----------
                                                          (Dollars in thousands)
30 to 59 days          $1,314        .6%          $  953          0.5%           $ 3,071           1.0%
60 to 89 days             830        .4%             494          0.3%             2,443           0.8%
90+ days                1,057        .5%           2,374          1.2%            13,307           4.6%
                   ----------    ------        ---------        -----        -----------      --------
Total                  $3,201      1.50%          $3,821          2.0%           $18,821           6.4%
                   ==========    ======        =========        =====        ===========      ========

  Nonaccrual and Past Due Loans. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

  The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at June 30, 2001, December 31, 2000 and 1999.

                                                                       June 30,         December 31,
                                                                                  ------------------------
                                                                         2001         2000        1999
                                                                     ----------   -----------  -----------
                                                                            (Dollars in thousands)
Nonaccrual loans
     Single-family residential                                           $  922        $2,281     $15,825
     Multi-family residential and commercial                                 --            --         100
     Consumer and other loans                                               216         1,323       1,060
                                                                     ----------     ---------    --------
          Total                                                          $1,138        $3,604     $16,985
                                                                     ==========     =========    ========

Nonaccrual loans as a percentage of
     Total loans held for investment                                       0.55%         1.87%      10.73%
     Total assets                                                          0.19%         0.74%       3.88%
Allowance for loan losses as a percentage of
     Total loans held for investment                                       7.89%         7.88%       8.93%

  Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $47,000 at June 30, 2001 and $871,000 at December 31, 2000 and consisted of one to four family residential properties.

  Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated.

                                                                 At or For the Six                     At or For the
                                                                    Months Ended                        Year Ended
                                                                      June 30,                          December 31,
                                                                        2001                 2000                    1999
                                                                 ------------------     ----------------       ----------------
                                                                                        (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                              $15,156             $ 14,139              $ 10,183
     Provision for loan losses                                                  168                  201                   432
     Provision for loan losses - discontinued operations                      -----                2,396                 7,376
     Charge-offs
          Mortgage loans                                                     (1,250)              (6,402)               (7,525)
          Consumer loans                                                     (3,218)              (6,025)               (4,395)
                                                                     --------------        -------------         -------------
                                                                             (4,468)             (12,427)              (11,920)
     Recoveries
          Mortgage loans                                                        140                  327                   296
          Consumer loans                                                        144                  286                   414
                                                                     --------------        -------------         -------------
                                                                                284                  613                   710
                                                                     --------------        -------------         -------------
     Net charge-offs                                                         (4,184)             (11,814)              (11,210)
     Acquisition discounts allocated to loss allowance                        5,270               10,234                 7,358
                                                                     --------------        -------------         -------------
Balance at end of period                                                    $16,410             $ 15,156              $ 14,139
                                                                     --------------        -------------         -------------
     Annualized net charge-offs to average loans                               4.17%                5.03%                 2.95%
     Ending allowance to period end loans, net                                 7.89%                7.88%                 8.93%

  The Company's policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio. The Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company currently allocates 8.5% from acquisition discounts to allowance for loan losses.

  The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

  The Company's management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank's most recent examination by its regulatory agencies was completed in February 2001 and no adjustment to the Bank's allowance for loan losses was required.

Cash Equivalents and Securities Portfolio

  The Company's cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

  The following is a summary of the Company's short term investments and securities portfolios as of the dates indicated.

                                                               June 30,           December 31,
                                                                           --------------------------
                                                                2001            2000          1999
                                                            -------------- -------------  -----------
                                                                      (Dollars in thousands)
Balance at end of period
     Overnight deposits                                         $148,101       $ 36,477       $85,500
     U.S. agency securities                                      147,191        166,838         9,918
     U. S. mortgage backed securities                             42,466         46,376
     Mutual funds                                                 20,142         10,051            --
                                                            -------------- -------------  -----------
     Total                                                      $357,900       $259,742       $95,418
                                                            ============== =============  ===========

Weighted average yield at end of period
     Overnight deposits                                             3.92%          5.69%         3.25%
     U.S. agency securities                                         4.96%          6.27%         7.11%
     U.S. mortgage backed securities                                7.21%          7.35%           --%
     Mutual funds (mortgage backed securities)                      5.41%          6.59%           --%
Weighted average maturity at end of period
     Overnight deposits                                            1 day          1 day         1 day
     U.S. agency securities                                     4 months       5 months     62 months
      U.S. mortgage backed securities                         258 months     267 months            --
      Mutual funds (mortgage backed securities)                    1 day          1 day            --


  Item 3.    Quantitative and Qualitative Disclosures About Market Risk
             ----------------------------------------------------------

  See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations - management of Interest Rate Risk. "

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

  Not applicable

Item 3.    Defaults Upon Senior Securities.
           -------------------------------

  Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders.
           ---------------------------------------------------

  At the Annual Meeting of the Company's shareholders held on June 19, 2001 the shareholders considered the following proposals:

  Proposal I.   The election of three directors to serve terms of two years

  Proposal II.  The election of five directors to serve terms of one year

  Proposal III. The approval of an amendment to the Company's Stock Incentive
                Plan to increase the number of shares of common stock reserved for issuance and to increase the number of options or stock appreciation rights which may be granted to any one person during a calendar year.

  Proposal IV.  The ratification of the selection of KPMG LLP as the Company's independent auditors for 2001.

  Proposal I    Messrs. Guillermo Bron, Ray C. Thousand and Luis Maizel were elected as directors of the Company with terms expiring in 2003. These directors were elected with the following share voting: Guillermo Bron 15,598,460 authority given; 31,350 authority waived, Ray C. Thousand 15,599,460 authority given, 30,200 authority waived; Luis Maizel 15,580,460 authority given, 49,350 authority waived.

  Proposal II   Messrs. Ron Duncanson, Lawrence Grill, John French, Mitchell
  Lynn and Daniel Villanueva were elected as directors of the Company with terms expiring in 2002. These directors were elected with the following share voting: Ron Duncanson 15,598,460 authority given, 31,350 authority waived; Lawrence Grill 15,216,660 authority given, 413,150 authority waived; John French 15,580,460 authority given, 49,350 authority waived; Mitchell Lynn 15,598,460 authority given, 31,350 authority waived; Daniel Villanueva 15,580,460 authority given, 49,350 authority waived.

  Proposal III The amendment to the stock option plan was approved by shareholders with voting of 12,605,913 for, 787,750 against and 700 abstained.

  Proposal IV Ratification of KPMG LLP as the Company's independent auditors was approved by shareholders with voting at 15,626,910 for, 2,200 against and 700 abstained.

Item 5.    Other Information.
           -----------------

  Not applicable


Item 6.    Exhibits and Reports on Form 8-K.
           --------------------------------

     (a)   List of Exhibits

           None

     (b)   Reports on Form 8-K

           None

           Not applicable

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   United PanAm Financial Corp.



Date:  August 13, 2001        By:  /s/    Guillermo Bron
                                   -------------------------------------

                                   Guillermo Bron
                                   Chairman
                                   and Chief Executive Officer
                                   (Principal Executive Officer)



       August 13, 2001        By:  /s/    Garland W. Koch
                                   ----------------------

                                   Garland W. Koch
                                   Vice President
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)