Form 10-Q
period 2001-09-30
UNITED PANAM FINANCIAL CORP
filed 2001-11-07
CIK 1049231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
               For the quarterly period ended September 30, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes    X    No______
                                         ----

The number of shares outstanding of the Registrant's Common Stock as of November 6, 2001 was 15,562,400 shares.

                         UNITED PANAM FINANCIAL CORP.
                                   FORM 10-Q
                              SEPTEMBER 30, 2001

                                     INDEX

PART I.             FINANCIAL INFORMATION                                      Page
                                                                               ----
Item 1.   Financial Statements (unaudited)

          Consolidated Statements of Financial Condition as of
             September 30, 2001 and December 31, 2000                            1

          Consolidated Statements of Operations
             for the three and nine months ended September 30, 2001
             and September 30, 2000                                              2

          Consolidated Statements of Comprehensive Income (Loss) for
             the three and nine months ended September 30, 2001
             and September 30, 2000                                              3

          Consolidated Statements of Cash Flows
             for the three and nine months ended September 30, 2001
             and September 30, 2000                                              4

          Notes to Consolidated Financial Statements                             6

Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk            25

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                     26

Item 2.   Changes in Securities and Use of Proceeds                             26

Item 3.   Defaults Upon Senior Securities                                       26

Item 4.   Submission of Matters to a Vote of Security Holders                   26

Item 5.   Other Information                                                     26

Item 6.   Exhibits and Reports on Form 8-K                                      26

PART I.                       FINANCIAL INFORMATION

Item 1.   Financial Statements.
          --------------------

                 United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Financial Condition


                                                                               September 30,        December 31,
                                                                                  2001                 2000
    (Dollars in thousands, except share data)                                  (unaudited)           (audited)
                                                                             ----------------    -----------------
    Assets

    Cash and due from banks                                                      $     5,088         $      6,115
    Short term investments                                                           155,103               36,477
                                                                             ---------------     ----------------
      Cash and cash equivalents                                                      160,191               42,592
    Securities available for sale, at fair value                                     243,646              223,265
    Residual interests in securitizations, at fair value                                 ---                8,861
    Loans, net                                                                       224,132              192,368
    Loans held for sale                                                                  180                  712
    Premises and equipment, net                                                        1,933                1,591
    Federal Home Loan Bank stock, at cost                                              4,725                3,000
    Accrued interest receivable                                                        3,587                  814
    Real estate owned, net                                                                 8                  871
    Other assets                                                                      14,797               15,904
                                                                              --------------      ---------------
         Total assets                                                            $   653,199         $    489,978
                                                                              ==============      ===============

    Liabilities and Shareholders' Equity

    Deposits                                                                     $   361,846         $    348,230
    Federal Home Loan Bank advances                                                   94,500               60,000
    Reverse repurchase agreements                                                    108,905                  ---
    Accrued expenses and other liabilities                                            13,812               12,431
                                                                              --------------      ---------------
         Total liabilities                                                           579,063              420,661
                                                                              --------------      ---------------
    Common stock (no par value):
        Authorized, 30,000,000 shares
        Issued and outstanding, 15,643,400 and 16,149,650 shares at
        September 30, 2001 and December 31, 2000, respectively                        64,014               65,291
    Retained earnings                                                                  9,070                3,524
    Unrealized gain on securities available for sale, net                              1,052                  502
                                                                              --------------      ---------------
         Total shareholders' equity                                                   74,136               69,317
                                                                              --------------      ---------------

         Total liabilities and shareholders' equity                              $   653,199         $    489,978
                                                                              ==============      ===============

See accompanying notes to consolidated financial statements.                   1

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                               Three Months                   Nine Months
 (In thousands, except per share data)                                     Ended September 30,            Ended September 30,
                                                                      -----------------------------   ----------------------------
                                                                           2001            2000            2001           2000
                                                                      --------------   ------------   -------------  -------------
Interest Income
    Loans                                                             $       11,852   $      8,969   $      33,199  $      25,024
    Securities                                                                 2,880          3,103           9,988          6,075
                                                                      --------------   ------------   -------------  -------------
      Total interest income                                                   14,732         12,072          43,187         31,099
                                                                      --------------   ------------   -------------  -------------
 Interest Expense
    Deposits                                                                   4,464          3,763          14,295          8,605
    Federal Home Loan Bank advances                                               71            654             979            890
    Reverse repurchase agreements                                                 86            ---             118            ---
                                                                      --------------   ------------   -------------  -------------
      Total interest expense                                                   4,621          4,417          15,392          9,495
                                                                      --------------   ------------   -------------  -------------
           Net interest income                                                10,111          7,655          27,795         21,604
    Provision for loan losses                                                    108             30             276            107
                                                                      --------------   ------------   -------------  -------------
           Net interest income after provision for loan losses                10,003          7,625          27,519         21,497
                                                                      --------------   ------------   -------------  -------------
 Non-interest Income
    Loss on residual interests in securitizations                                ---         (5,324)            ---        (10,324)
    Net gain on sale of loans                                                    ---            ---           1,607            ---
    Service charges and fees                                                     164            153             497            460
    Loan related charges and fees                                                 68             51             209            155
    Other income                                                                  35             33             102             97
                                                                      --------------   ------------   -------------  -------------
      Total non-interest income (loss)                                           267         (5,087)          2,415         (9,612)
                                                                      --------------   ------------   -------------  -------------
 Non-interest Expense
    Compensation and benefits                                                  4,060          3,343          12,921          9,648
    Occupancy                                                                    788            646           2,305          1,756
    Other                                                                      1,913          3,830           5,618          7,051
                                                                      --------------   ------------   -------------  -------------
      Total non-interest expense                                               6,761          7,819          20,844         18,455
                                                                      --------------   ------------   -------------  -------------

      Income (loss) from continuing operations before income taxes             3,509         (5,281)          9,090         (6,570)

 Income taxes (benefit)                                                        1,369         (1,970)          3,544         (2,436)
                                                                      --------------   ------------   -------------  -------------

 Income (loss) from continuing operations                                      2,140         (3,311)          5,546         (4,134)
                                                                      --------------   ------------   -------------  -------------

 Loss on disposal of discontinued operations, net of tax                         ---            ---             ---         (3,291)
                                                                      --------------   ------------   -------------  -------------

 Net income (loss)                                                    $        2,140   $     (3,311)  $       5,546  $      (7,425)
                                                                      ==============   ============   =============  =============

 Earnings (loss) per share-basic:

      Continuing operations                                           $         0.13   $      (0.20)  $        0.34  $       (0.25)
                                                                      ==============   ============   =============  =============

      Discontinued operations                                         $          ---   $        ---   $         ---  $       (0.20)
                                                                      ==============   ============   =============  =============

      Net income (loss)                                               $         0.13   $      (0.20)  $        0.34  $       (0.45)
                                                                      ==============   ============   =============  =============

      Weighted average shares outstanding                                     16,171         16,281          16,164         16,475
                                                                      ==============   ============   =============  =============
 Earnings (loss) per share-diluted:

      Continuing operations                                           $         0.12   $      (0.20)  $        0.33  $       (0.25)
                                                                      ==============   ============   =============  =============

      Discontinued operations                                         $          ---   $        ---   $         ---  $       (0.20)
                                                                      ==============   ============   =============  =============

      Net income (loss)                                               $         0.12   $      (0.20)  $        0.33  $       (0.45)
                                                                      ==============   ============   =============  =============

      Weighted average shares outstanding                                     17,860         16,348          16,859         16,602
                                                                      ==============   ============   =============  =============

See accompanying notes to consolidated financial statements.                   2

                 United PanAm Financial Corp. and Subsidiaries
            Consolidated Statements of Comprehensive Income (Loss)
                                  (Unaudited)

                                                                             Three Months                  Nine Months
 (Dollars in thousands)                                                   Ended September 30,           Ended September 30,
                                                                      -------------------------     --------------------------
                                                                          2001           2000           2001          2000
                                                                      -----------    -----------    -----------   ------------
 Net income (loss)                                                     $   2,140     $    (3,311)   $     5,546   $     (7,425)
 Other comprehensive income, net of tax:
     Unrealized gain (loss) on securities available for sale                 264              54            550            (15)
                                                                      ----------     ------------   ------------  ------------

  Comprehensive income (loss)                                         $    2,404     $    (3,257)   $     6,096   $     (7,440)
                                                                      ==========     ===========    ===========   ============

See accompanying notes to consolidated financial statements.                   3

                 United PanAm Financial Corp. and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

(Dollars in thousands)                                                                   Nine Months
                                                                                      Ended September 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                -----------      ------------
Cash Flows from Operating Activities
Net income (loss)                                                               $    5,546       $     (7,425)



Adjustments to reconcile net income (loss)
To net cash provided by operating activities:
    Compensation expense for converting option plan                                  1,368                ---
     Discontinued operations                                                           ---              3,291
     Originations of loans held for sale                                               ---            (76,368)
     Sales of loans held for sale                                                   16,616            193,895
     Provision for loan losses                                                         276                107
     Gain on sale of mortgage loans                                                 (1,607)               ---
     Depreciation and amortization                                                     640                985
     FHLB stock dividend                                                              (150)              (125)
     Decrease in residual interest in securitizations                                8,861                ---
     Decrease (increase) in accrued interest receivable                             (2,772)                (7)
     Decrease (increase) in other assets                                               894             10,211
     (Decrease) increase in accrued expenses and other liabilities                   1,596             (6,219)
     Amortization of premiums (discounts) on securities                                409             (3,350)
     Other net                                                                         (62)                34
                                                                                ----------       ------------
    Net cash provided by operating activities                                       31,615            115,029
                                                                                ----------       ------------
Cash Flows from Investing Activities
     Proceeds from maturities of investment securities                             267,607            125,000
     Purchase of investment securities                                            (287,482)          (294,322)
     Repayments of mortgage loans                                                      849             11,185
     Originations and purchases, net of repayments, of non-mortgage loans          (47,344)           (32,616)
     Purchases of premises and equipment                                              (982)              (577)
     Purchase of FHLB stock, net                                                    (1,575)              (120)
     Proceeds from sales of real estate owned                                          899              5,551
     Other net                                                                        (366)               322
                                                                                ----------       ------------

          Net cash (used in) investing activities                                  (68,394)          (185,577)
                                                                                ----------       ------------
Cash Flows from Financing Activities
     Issuance of capital stock                                                          86                ---
     Net increase (decrease) in deposits                                            13,616             10,563
     Repurchase of common stock                                                     (2,729)              (454)
     Repayments of warehouse lines of credit                                           ---            (54,415)
     Proceeds, net of repayments, from FHLB advances                                34,500             45,000
     Proceeds, net of repayments, from reverse repurchase agreements               108,905                ---
                                                                                ----------       ------------

      Net cash provided by financing activities                                    154,378                694
                                                                                ----------       ------------

Net (decrease) increase in cash and cash equivalents                               117,599            (69,854)

Cash and cash equivalents at beginning of period                                    42,592             90,357
                                                                                ----------       ------------

Cash and cash equivalents at end of period                                      $  160,191       $     20,503
                                                                                ==========       ============

See accompanying notes to consolidated financial statements                    4

                 United PanAm Financial Corp. and Subsidiaries
               Consolidated Statements of Cash Flows, Continued
                                  (Unaudited)

(Dollars in thousands)                                                Nine Months
                                                                  Ended September 30,
                                                             ----------------------------
                                                                  2001           2000
                                                             ------------    ------------
Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest                                                $   14,894     $    12,803
                                                             ============    ============

       Taxes                                                   $      556     $       233
                                                             ============    ============

Supplemental Schedule of Non-cash Investing and Financing
       Activities

       Acquisition of real estate owned through
         foreclosure of related mortgage loans                 $       36     $     3,209
                                                             ============    ============

       Loans transferred to held for sale                      $   14,187             ---
                                                             ============    ============

See accompanying notes to consolidated financial statements

                 United PanAm Financial Corp. and Subsidiaries
                  Notes to Consolidated Financial Statements
            Three and Nine Months Ended September 30, 2001 and 2000
                                  (Unaudited)

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

2.   Basis of Presentation

     The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of September 30, 2001 and December 31, 2000. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.   Earnings Per Share From Continuing Operations

     Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 2001 and 2000:

                                                                               Three Months                     Nine Months
(In thousands, except per share amounts)                                    Ended September 30,             Ended September 30,
                                                                      -----------------------------     -------------------------
                                                                         2001             2000             2001          2000
                                                                      ------------     ------------     ----------    -----------
Earnings (loss) per share from continuing operations - basic:
     Income (loss) from continuing operations                         $      2,140     $     (3,311)    $    5,546    $    (4,134)
                                                                      ============     ============     ==========    ===========
     Average common shares outstanding                                      16,171           16,281         16,164         16,475
                                                                      ============     ============     ==========    ===========
     Earnings (loss) per share from continuing operations             $       0.13     $      (0.20)    $     0.34    $     (0.25)
                                                                      ============     ============     ==========    ===========
Earnings (loss) per share from continuing operations - diluted:
     Income (loss) from continuing operations                         $      2,140     $     (3,311)    $    5,546    $    (4,134)
                                                                      ============     ============     ==========    ===========
     Average common shares outstanding                                      16,171           16,281         16,164         16,475
     Add: Stock options                                                      1,689               67            695            127
                                                                      ------------     ------------     ----------    -----------
     Average common shares outstanding - diluted                            17,860           16,348         16,859         16,602
                                                                      ============     ============     ==========    ===========
     Earnings (loss) per share from continuing operations             $       0.12     $      (0.20)    $     0.33    $     (0.25)
                                                                      ============     ============     ==========    ===========

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

                                                            At or For Three Months Ended September 30, 2001
                                                       ----------------------------------------------------------
(In thousands)                                                          Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  8,004       $    522       $  1,585       $ 10,111
Provision for loan losses                                      ---            108            ---            108
Non-interest income                                             81            118             68            267
Non-interest expense                                         4,922             61          1,778          6,761
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  3,163       $    471       $   (125)      $  3,509
                                                       =============   ============    ===========    ===========
Total assets                                              $189,474       $ 38,215       $425,510       $653,199
                                                       =============   ============    ===========    ===========

                                                            At or For Three Months Ended September 30, 2000
                                                       ----------------------------------------------------------
(In thousands)                                                          Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $  5,666       $    647       $  1,342       $  7,655
Provision for loan losses                                      ---             30            ---             30
Non-interest income (1)                                         61             94         (5,242)        (5,087)
Non-interest expense                                         3,526            353          3,940          7,819
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  2,201       $    358       $ (7,840)      $ (5,281)
                                                       =============   ============    ===========    ===========
Total assets                                              $133,455       $ 30,289       $262,920       $426,664
                                                       =============   ============    ===========    ===========

                                                            At or For Nine Months Ended September 30, 2001
                                                       ----------------------------------------------------------
(In thousands)                                                          Insurance
                                                            Auto          Premium
                                                          Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $ 21,909        $ 1,806       $  4,080       $ 27,795
Provision for loan losses                                      ---            276            ---            276
Non-interest income                                            237            372          1,806          2,415
Non-interest expense                                        13,602            290          6,952         20,844
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  8,544        $ 1,612       $ (1,066)      $  9,090
                                                       =============   ============    ===========    ===========
Total assets                                              $189,474        $38,215       $425,510       $653,199
                                                       =============   ============    ===========    ===========

                                                            At or For Nine Months Ended September 30, 2000
                                                       ----------------------------------------------------------
(In thousands)                                                          Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                       $ 15,502       $  1,840       $  4,262       $ 21,604
Provision for loan losses                                      ---             53             54            107
Non-interest income (1)                                        176            276        (10,064)        (9,612)
Non-interest expense                                         9,808          1,041          7,606         18,455
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                            $  5,870       $  1,022       $(13,462)      $ (6,570)
                                                       =============   ============    ===========    ===========
Total assets                                              $133,455       $ 30,289       $262,920       $426,664
                                                       =============   ============    ===========    ===========

(1) Non-interest income of the Banking segment includes a $5.0 million write down in the second quarter of 2000 and a $5.3 million write down in the third quarter of 2000 of the residual interests in securitizations arising from the Company's subprime mortgage securitizations completed in 1999.

         For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment. For the three and nine months ended September 30, 2000, segment assets differ from consolidated assets because the Company allocated certain assets to the discontinued mortgage segment from the banking segment. There were no differences between segment assets and total consolidated assets as of September 30, 2001.

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

6.       Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial condition and measure those instruments at fair value. SFAS 133, as amended by SFAS No. 137 and No. 138 "Accounting for Derivative Instruments for Hedging Activities - Deferral of the Effective Date of FASB Statement No 133" ("SFAS 137") is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The adoption of SFAS No. 133, as amended by SFAS No. 137 and No. 138, did not have a material impact on the results of operations or financial condition of the Company.

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 140"), which replaces SFAS 125. It revises the standards for accounting for securitizations and other transfer of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without change. SFAS 140 is effective for transfers occurring after March 31, 2001 and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS 140 did not have a material impact on the results of operations or the financial condition of the Company.

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

         The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through an agreement with BPN Corporation ("BPN") and in 1996; the Company commenced its automobile finance business.

         In September 2000 the Bank filed its application with the California Department of Financial Institutions (DFI) for approval to convert from a federally chartered savings association to a state-chartered commercial bank due, in principal part, to lending restrictions that apply to federally chartered thrifts. As a result of the discontinuation of the Bank's sub-prime mortgage business, it will be more difficult for the Bank to remain in compliance with the qualified thrift lender (QTL) test and certain other consumer lending restrictions. California-chartered commercial banks are not subject to compliance with the QTL test or certain other consumer lending limitations. In the event that a Charter Conversion is not approved by the DFI, or is approved but not completed by the Bank, the Bank would have to adjust its lending activities to ensure that it continues to comply with the QTL test and other consumer lending limitations in the future. The Charter Conversion is still pending. Other risk factors relating to the Charter Conversion are discussed in our Annual Report/Form 10K for the year ended December 31, 2000.

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

     Insurance Premium Finance

         In May 1995, the Bank entered into an agreement with BPN, a corporation ("BPN"), under the name "ClassicPlan" (such business, "IPF"). Under this agreement, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank's collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

         As a result of BPN Corporation performing substantially all marketing and servicing activities, the Company's role is primarily that of an underwriter and funder of loans. Therefore, IPF's income is generated primarily on a spread basis, supplemented by non-interest income generated from late payment and returned check fees. The Bank uses this income to cover the costs of underwriting and loan administration, including compensation, occupancy and data processing expenses.

     The Bank

         The Company currently funds its operations primarily through the Bank's deposits, FHLB advances and reverse repurchase agreements. As of September 30, 2001, the Bank was a four-branch federal savings bank with $361.8 million in deposits.

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

     Average Balance Sheets

         The following table sets forth information relating to the Company for the three and nine-month periods ended September 30, 2001 and 2000. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

                                                                Three Months Ended September 30,
                                       -----------------------------------------------------------------------------------
                                                         2001                                      2000
                                       ----------------------------------------- -----------------------------------------
                                                                     Average                                   Average
(Dollars in thousands)                   Average                      Yield/       Average                      Yield/
                                       Balance(2)     Interest         Cost      Balance(1)(2) Interest(1)       Cost
                                       ------------  ------------  ------------- ------------- ------------- -------------
Assets
Interest earning assets
   Securities                            $238,586        $ 2,880          4.79%     $189,732        $ 3,103         6.51%
   Mortgage loans, net(3)                     277              6          8.59%       17,846            363         8.09%
   IPF loans, net(4)                       35,821          1,285         14.23%       29,573          1,187        15.97%
   Automobile installment
    contracts, net(5)                     179,696         10,561         23.32%      127,576          7,419        23.14%
                                       ------------  ------------                ------------- -------------
      Total interest earning assets       454,380         14,732         12.86%      364,727         12,072        13.17%
                                                     ------------                              -------------
Non-interest earnings assets               27,292                                     32,625
                                       ------------                              -------------
       Total assets                      $481,672                                   $397,352
                                       ============                              =============
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                     $374,191        $ 4,464          4.73%     $272,440        $ 3,763         5.49%
   FHLB advances                           11,049             71          2.55%       40,000            654         6.50%
   Reverse Repurchase Agreements            9,601             86          3.55%          ---            ---
                                       ------------  ------------                ------------- -------------
       Total interest bearing
         liabilities                      394,841          4,621          4.64%      312,440          4,417         5.62%
                                                     ------------                              -------------
Non-interest bearing liabilities           11,310                                     13,617
                                       ------------                              -------------
       Total liabilities                  406,151                                    326,057
Equity                                     75,521                                     71,295
                                       ------------                              -------------
       Total liabilities and equity      $481,672                                   $397,352
                                       ============                              =============
Net interest income before
  provision for loan losses                              $10,111                                    $ 7,655
                                                     ============                              =============
Net interest rate spread(6)                                               8.22%                                     7.55%
Net interest margin(7)                                                    8.83%                                     8.35%
Ratio of interest earning assets to
       interest bearing liabilities                                        115%                                      117%

_____________________
(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations. Allocated assets and liabilities for 2000 are shown below. There were no allocations for 2001.

     (Dollars in thousands)                                                        Three Months Ended September 30, 2000
                                                                                   -------------------------------------
     Average assets of continuing operations                                                     $397,353
     Average mortgage loans of discontinued operations                                             27,110
                                                                                   -------------------------------------
     Total average assets                                                                        $424,463
                                                                                   =====================================
     Average liabilities and equity of continuing operations                                     $397,353
     Average customer deposits allocated to discontinued operations                                27,110
     Average warehouse lines of credit of discontinued operations                                    ----
                                                                                   -------------------------------------
     Total average liabilities and equity                                                        $424,463
                                                                                   =====================================

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

                                                                  Nine Months Ended September 30,
                                       ----------------------------------------------------------------------------------
                                                           2001                                    2000
                                       ---------------------------------------   ----------------------------------------
                                                                      Average                                   Average
(Dollars in thousands)                    Average                      Yield/       Average                      Yield/
                                        Balance(2)     Interest        Cost      Balance(1)(2)  Interest(1)      Cost
                                       ------------    ---------     ---------   -------------  -----------    ----------
Assets
Interest earning assets
   Securities                            $245,038       $  9,988          5.45%     $124,476       $  6,075         6.52%
   Mortgage loans, net(3)                   5,177            458         11.83%       19,149          1,206         8.41%
   IPF loans, net(4)                       34,602          3,944         15.24%       29,849          3,484        15.60%
   Automobile installment
    contracts, net(5)                     165,824         28,797         23.22%      116,751         20,334        23.26%
                                       ----------      ---------                   ---------      ---------
      Total interest earning assets       450,641         43,187         12.81%      290,225         31,099        14.31%
                                                       ---------                                  ---------
Non-interest earnings assets               26,468                                     34,673
                                       ----------                                  ---------
       Total assets                      $477,109                                   $324,898
                                       ==========                                  =========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                     $363,527       $ 14,295          5.26%     $217,840       $  8,605         5.28%
   FHLB advances                           25,351            979          5.16%       18,095            890         6.57%
   Reverse repurchase agreements            3,973            118          3.97%          ---            ---          ---
                                       ----------      ---------                   ---------      ---------
       Total interest bearing
        liabilities                       392,851         15,392          5.24%      235,935          9,495         5.38%
                                                       ---------                                  ---------
Non-interest bearing liabilities           11,650                                     14,441
                                       ----------                                  ---------
       Total liabilities                  404,501                                    250,376
Equity                                     72,608                                     74,522
                                       ----------                                  ---------
       Total liabilities and equity      $477,109                                   $324,898
                                       ==========                                  =========
Net interest income before provision
       for loan losses                                  $ 27,795                                   $ 21,604
                                                       =========                                  =========
Net interest rate spread(6)                                               7.57%                                     8.93%
Net interest margin(7)                                                    8.25%                                     9.94%
Ratio of interest earning assets to
       interest bearing liabilities                                        115%                                      123%

________________________
(1) The table above excludes average assets and liabilities of the Company's mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the unaudited consolidated statements of operations. Allocated assets and liabilities for 2000 are shown below. There were no allocations for 2001.

     (Dollars in Thousands)                                              Nine Months Ended September 30, 2000
                                                                         ------------------------------------
     Average assets of continuing operations                                        $324,898
     Average mortgage loans of discontinued operations                                81,584
                                                                         ------------------------------------
     Total average assets                                                           $406,482
                                                                         ====================================

     Average liabilities and equity of continuing operations                        $324,898
     Average customer deposits allocated to discontinued operations                   79,190
     Average warehouse lines of credit of discontinued operations                      2,394
                                                                         ------------------------------------
     Total average liabilities and equity                                           $406,482
                                                                         ====================================

(2)  Average balances are measured on a month-end basis.
(3) Net of deferred loan origination fees, and unamortized discounts, premiums; includes non-performing loans.
(4)  Includes non-performing loans.
(5)  Net of unearned finance charges; includes non-performing loans.
(6) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7) Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2001 and September 30, 2000

   General

     For the quarter, the Company reported income from continuing operations of $2.1 million, or $0.12 per diluted share, compared with a loss from continuing operations of $3.3 million, or $0.20 per diluted share for the same period a year ago.

     The 2001 results reported include an increase in net interest income of $2.5 million as a result of the planned increase in the auto finance unit receivables.

     The 2000 results included three major items. A pre-tax charge of $5.3 million (approximately $3.3 million on an after-tax basis) to write-down the value of the Company's residual interests arising from its 1999-1 subprime mortgage securitization, a $1.3 million charge to recognize the impairment of the value of goodwill in connection with the insurance premium finance segment and a $700,000 pre-tax provision for the relocation of corporate and executive offices from San Mateo, California to Newport Beach, California.

     Auto contracts purchased increased from $45.3 million for the three months ended September 30, 2000 to $58.7 million for the three months ended September 30, 2001, while insurance premium finance originations increased from $24.3 million for the three months ended September 30, 2000 to $28.2 million for the three months ended September 30, 2001

  Interest Income

     Interest income increased from $12.1 million for the three months ended September 30, 2000 to $14.7 million for the three months ended September 30, 2001, due primarily to a $89.7 million increase in average interest earning assets, partially offset by a 0.31% decrease in the weighted average interest rate on interest earning assets. The largest growth components in average interest earning assets were automobile installment contracts, which increased by $52.1 million and investment securities, which increased by $48.9 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was principally due to the Company's need to meet the QTL test of the Office of Thrift Supervision (the "OTS") and reflects increased short term borrowings from FHLB, reverse repurchase agreements and the liquidation of mortgage related assets from the discontinuation of the mortgage operation.

     The decline in the average yield on interest earning assets was principally due to the decline in the average yield on investment securities from 6.51% in the quarter ended September 30, 2000 to 4.79% in the quarter ended September 30, 2001 due to decreases in market interest rate.

  Interest Expense

     Interest expense increased from $4.4 million for the three months ended September 30, 2000 to $4.6 million for the three months ended September 30, 2001, due to a $82.4 million increase in average interest bearing liabilities partially offset by a 0.98% decrease in the weighted average interest rate on interest bearing liabilities. The largest component of growth in average interest bearing liabilities was Bank deposits, which increased from an average balance of $272.4 million during the quarter ended September 30, 2000 to $374.2 million during the quarter ended September 30, 2001. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the year ago quarter, as sales of subprime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits decreased from 5.49% for the three months ended September 30, 2000 to 4.73% for the three months ended September 30, 2001, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

  Provision for Loan Losses

     Provision for loan losses was $108,000 for the three months ended September 30, 2001 compared to $30,000 for the three months ended September 30, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $17.1 million at September 30, 2001 compared with $16.8 million at September 30, 2000, representing 7.63% of loans held for investment at September 30, 2001 and 8.73% at September 30, 2000. Annualized net charge-offs to average loans were 4.87% for the three months ended September 30, 2001 compared with 6.94% for the three months ended September 30, 2000.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. During the third quarter, the Company allocated 8.5% from acquisition discounts to allowance for loan losses.

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

  Non-interest Income

     Non-interest income increased $5.4 million from a loss of $5.1 million for the three months ended September 30, 2000 to a gain of $267,000 for the three months ended September 30, 2001 as a result a $5.3 million pre-tax write-down of the value of residual interests in securitizations during 2000.

  Non-interest Expense

     Non-interest expense decreased $1.0 million from $7.8 million for the three months ended September 30, 2000 to $6.8 million for the three months ended September 30, 2001. The decrease in non-interest expense was driven primarily by a $1.3 million charge during 2000 to recognize the impairment of the value of goodwill in connection with the IPF segment and a $700,000 provision in 2000 for the relocation of corporate and executive offices from San Mateo, California to Orange County, California, partially offset by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 187 employees in 27 offices, as of September 30, 2000, to 264 employees in 38 offices, as of September 30, 2001.

  Income Taxes

     Income taxes increased $3.3 million from a benefit of $2.0 million for the three months ended September 30, 2000 to a charge of $1.4 million for the three months ended September 30, 2001. This increase occurred as a result of a $5.5 million increase in income from continuing operations before income taxes between the two periods.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements.

     In determining net interest income charged to discontinued operations for 2000, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $27.1 million for the three months ended September 30, 2000 to the discontinued mortgage operations in computing interest expense. No such allocations were made during 2001.

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and September 30, 2000

  General

     For the nine months ended September 30, 2001, the Company reported income from continuing operations of $5.5 million or $0.33 per diluted share. This compares with a loss from continuing operations of $4.1 million or $0.25 per diluted share, for the comparable period a year ago. Including discontinued operations, the Company reported net income of $5.5 million, or $0.33 per diluted share, for the nine months ended September 30, 2001, compared with a net loss of $7.4 million, or $0.45 per diluted share, for the same period a year ago.

     The 2001 results reported include the following three major items. Net interest income increased $6.2 million as a result of the planned increase in the auto finance unit receivables. The Company recognized a gain on sale of loans of $1.3 million as a result of the sale of substantially all of the remaining mortgage related assets, and a $1.4 million one-time non-cash increase in compensation expense as a result of the conversion of an option plan in the UACC subsidiary to options of the Company.

     Contributing to the nine-month period net loss in 2000 were two charges relating to the Company's subprime mortgage activities that were discontinued during early 2000. A pre-tax charge of $10.3 million, (approximately $6.3 million on an after-tax basis) to write-down the value of the Company's residual interest arising from its 1999-1 subprime mortgage securitization and a charge of $3.3 million, on an after-tax basis, in connection with a write-down of the Company's remaining subprime mortgage loan portfolio to estimated market value.

     Auto contracts purchased increased from $128.3 million for the nine months ended September 30, 2000 to $177.0 million for the nine months ended September 30, 2001, while insurance premium finance originations increased from $71.2 million for the nine months ended September 30, 2000 to $77.2 million for the nine months ended September 30, 2001.

  Interest Income

     Interest income increased from $31.1 million for the nine months ended September 30, 2000 to $43.2 million for the nine months ended September 30, 2001, due primarily to a $160.4 million increase in average interest earning assets, partially offset by a 1.50% decrease in the weighted average interest rate on interest earning assets. The largest growth components in average interest earning assets were automobile installment contracts, which increased by $49.0 million and investment securities, which increased by $120.6 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was principally due to the Company's need to meet the qualified Thrift Lender Test of the OTS, and reflects increased short-term borrowings from Federal Home Loan Bank, reverse repurchase agreements and the liquidation of mortgage related assets from the discontinuation of the mortgage operations.

     The decline in the average yield on interest earning assets was principally due to an increase in the proportion of investment securities, which have lower yields, compared to loans. Investment securities, with an average yield of 5.45% comprised 54.4% of average earning assets for the nine month period ended September 30, 2001, compared to 42.9% of average earning assets for the nine month period ended September 30, 2000. Also, the yield on investment securities declined from 6.52% for the nine months ended September 30, 2000 to 5.45% for the nine-month period ended September 30, 2001 due to a decline in market interest rates.

  Interest Expense

     Interest expense increased from $9.5 million for the nine months ended September 30, 2000 to $15.4 million for the nine months ended September 30, 2001, due to a $156.9 million increase in average interest bearing liabilities. The largest component of growth in average interest bearing liabilities was Bank deposits, which increased from an average balance of $217.8 million during the nine months ended September 30, 2000 to $363.5 million during the nine months ended September 30, 2001. The increase in average deposits was due primarily to the reallocation of average deposits to continuing operations compared to the prior year, as the liquidation of sub prime mortgage loans (discontinued operations) reduced the average deposits allocated to these discontinued operations. The average cost of deposits for the nine months ended September 30, 2001 decreased to 5.26% from 5.28% for the comparable period in 2000. The average cost of deposits for the nine months ended September 30, 2000 was lower than it otherwise would have been due to the allocation of deposits to discontinued operations.

Provision for Loan Losses

     Provision for loan losses was $276,000 for the nine months ended September 30, 2001 compared to $107,000 for the nine months ended September 30, 2000. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. During the third quarter, the Company allocated 8.5% from acquisition discounts to allowance for loan losses.

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

     The total allowance for loan losses was $17.1 million at September 30, 2001 compared with $16.8 million at September 30, 2000, representing 7.63% of loans held for investment at September 30, 2001 and 9.07% at September 30, 2000. Annualized net charge-offs to average loans were 4.44% for the nine months ended September 30, 2001, compared with 3.95% for the nine months ended September 30, 2000.

  Non-interest Income

     Non-interest income increased $12.0 million, from a loss of $9.6 million for the nine months ended September 30, 2000 to a profit of $2.4 million for the nine months ended September 30, 2001 as a result of a $10.3 million pre-tax write-down of the value of residual interests in securitizations during 2000 and a $1.6 million gain on sale of loans from the sale of substantially all the remaining mortgage assets during 2001.

  Non-interest Expense

     Non-interest expense increased $2.3 million from $18.5 million for the nine months ended September 30, 2000 to $20.8 million for the nine months ended September 30, 2001. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 182 employees in 27 offices, as of September 30, 2001 to 264 employees in 38 offices, as of September 30, 2001. During 2001, the Company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting an option plan in the UACC subsidiary to options in the Company.

  Income Taxes

     Income taxes increased $6.0 million; from a benefit of $2.4 million for the nine months ended September 30, 2000 to $3.5 million for the nine months ended September 30, 2001. This increase occurred as a result of a $15.7 million increase in income from continuing operations before income taxes between the two periods.

  Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000 the Company discontinued its subprime mortgage origination operations and recorded the estimated loss from discontinuing these activities in its 1999 financial statements. In connection with the wind down of these operations, the Company originated $76.4 million in mortgage loans during the first nine months of 2000.

     In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation for interest expense. The Company allocated average deposits of $79.2 million for the nine months ended September 30, 2000 and average warehouse lines of credit of $2.4 million for the nine months ended September 30, 2000 to the discontinued mortgage operations in computing interest expense. No allocation was required in 2001

Comparison of Financial Condition at September 30, 2001 and December 31, 2000

     Total assets increased $163.2 million, from $490.0 million at December 31, 2000 to $653.2 million at September 30, 2001. This increase occurred primarily as a result of a $31.2 million increase in loans, from $193.1 million at December 31, 2000 to $224.3 million at September 30, 2001, and a $137.9 million increase in cash and securities, from $265.9 million at December 31, 2000 to $403.8 million at September 30, 2001. The increase in loans resulted from a $46.8 million increase in auto loans partially offset by a decrease in mortgage loans.

     Cash and cash equivalents increased $117.6 million, from $42.6 million at December 31, 2000 to $160.2 million at September 30, 2001. Securities available for sale increased from $223.3 million at December 31, 2000 to $243.6 million at September 30, 2001. These net increases reflected the reinvestment of the proceeds received from expanded usage of reverse repurchase agreements and brokered certificates of deposits.

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

     Deposits increased $13.6 million, from $348.2 million at December 31, 2000 to $361.8 million at September 30, 2001. Retail deposits decreased $16.2 million, from $299.2 million at December 31, 2000 to $282.9 million at September 30, 2001. Wholesale deposits increased $29.8 million, from $49.1 million at December 31, 2000 to $78.9 million at September 30, 2001. This reflects expanded usage of brokered deposits in a favorable rate environment.

     Other interest bearing liabilities include commercial repurchase agreements and FHLB advances. Outstanding FHLB advances were $94.5 million at September 30, 2001 compared to $60.0 million at December 31, 2000. Overnight reverse repurchase agreements were $108.9 million at September 30, 2001. There were no reverse repurchase agreements at December 31, 2000.

     Shareholders' equity increased from $69.3 million at December 31, 2000 to $74.1 million at September 30, 2001, primarily as a result of net income of $5.5 million during the nine months ended September 30, 2001, a $550,000 increase after taxes in unrealized gain on securities available for sale, a $100,000 exercise of employee stock options and a $1.4 million increase to equity as a result of a $1.4 million non-cash charge to compensation expense in connection with the conversion of a subsidiary stock option plan partially offset by a $2.7 million repurchase of the Company's outstanding common stock. The Company repurchased 565,000 shares of its outstanding common stock during the third quarter at prices varying from $4.60 to $5.00 per share.

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

     At June 30, 2001, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 200 basis point decrease in interest rates was 60 basis points and would result in a $5.8 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was 92 basis points and would result in a $7.1 million decrease in the NPV of the Bank. At June 30, 2001, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is based on data prepared by the OTS.

               Interest Rate Sensitivity of Net Portfolio Value

                                                                                          NPV as % of Portfolio
                                                Net Portfolio Value                          Value of Assets
                                    --------------------------------------------    ---------------------------------
         Change in Rates             $ Amount        $ Change        % Change         NPV Ratio           % Change
         ---------------            ------------    ------------    ------------    --------------    ---------------
(Dollars in thousands)
+300 bp                                 $70,903       $ (13,362)           -16%            11.57%             -178 bp
+200 bp                                  77,142          (7,124)            -8%            12.43%              -92 bp
+100 bp                                  81,491          (2,775)            -3%            13.01%              -35 bp
   0 bp                                  84,265              --              --            13.35%                  --
 -100 bp                                 85,901           1,636             +2%            13.54%              +19 bp
 -200 bp                                 89,265           4,999             +6%            13.96%              +60 bp
 -300 bp                                 91,114           6,849             +8%            14.17%              +81 bp

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

     The major source of funds consists of deposits obtained through the Bank's four retail branches in California. The Bank ofers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At September 30, 2001, such retail deposits were $283.0 million or 78.2% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at September 30, 2001, such wholesale deposits were $78.8 million or 21.8% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors, and by utilizing brokered deposits. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Brokered deposits are originated through major dealers specializing in such products.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

                                     September 30,                                  December 31,
                                                              ---------------------------------------------------------
                                         2001                           2000                            1999
                                -------------------------     ---------------------------      ------------------------
                                               Weighted                        Weighted                      Weighted
                                               Average                         Average                        Average
                                 Balance        Rate            Balance          Rate           Balance         Rate
                               -----------   -----------      ------------    -----------      ----------   -----------
  (Dollars in thousands)
  Passbook accounts            $    45.279          2.50%     $     39,152           4.28%     $   47,151         4.35%
  Checking accounts                 13,753          1.12%           14,828           2.24%         16,764         2.02%
  Certificates of deposit
     Under $100,000                164,802          4.88%          211,427           5.97%        163,874         5.35%
     $100,000 and over             138,012          4.97%           82,823           6.18%         64,155         5.51%
                               -----------                    ------------                     ----------
       Total                   $   361,846          4.47%     $    348,230           5.57%     $  291,944         5.03%
                               ===========                    ============                     ==========

         The following table sets forth the time remaining until maturity for all CDs at September 30, 2001, December 31, 2000 and 1999.

                                                          September 30,           December 31,             December 31,
                                                               2001                   2000                     1999
                                                       --------------------     -----------------      --------------------
(Dollars in thousands)
Maturity within one year                               $            239,922     $         257,710      $            199,110
Maturity within two years                                            56,767                36,440                    28,770
Maturity within three years                                           6,125                   100                       149
                                                       --------------------     -----------------      --------------------

Total certificates of deposit                          $            302,814     $         294,250      $            228,029
                                                       ====================     =================      ====================

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

         At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with core capital of $47.5 million, or 7.30% of total adjusted assets, which is above the required level of $25.3 million, or 4.0%; and risk-based capital of $57.6 million, or 16.14% of risk-weighted assets, which is above the required level of $25.6 million, or 8.0%.

         As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" as of September 30, 2001.

         The Company has other sources of liquidity, including FHLB advances; reverse repurchase agreements and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into reverse repurchase agreements utilizing its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of September 30, 2001, the Bank's borrowing capacity under this credit facility was $97.7 million.

         The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

                                                                          September 30,                   December 31,
                                                                                              -------------------------------------
                                                                              2001                 2000                 1999
                                                                        ------------------    ----------------     ----------------
(Dollars in thousands)
FHLB advances
     Maximum month-end balance                                          $          94,500     $        60,000      $         2,300
     Balance at end of period                                                      94,500              60,000                   --
     Average balance for period                                                    25,351              22,877                    6
     Weighted average interest rate on balance at end of period                       3.5%               6.81%                  --%
     Weighted average interest rate on average balance for period                    5.16%               6.58%                5.84%
Warehouse lines of credit
     Maximum month-end balance                                          $              --     $        26,623      $       159,342
     Balance at end of period                                                          --                  --               54,415
     Average balance for period                                                        --               1,796               45,404
     Weighted average interest rate on balance at end of period                        --%                 --%                5.78%
     Weighted average interest rate on average balance for period                      --%               6.27%                5.84%

Reverse repurchase agreements
     Maximum month end balance                                          $         108,905                 ---                  ---
     Balance at end of period                                                     108,905                 ---                  ---
     Average balance for period                                                     3,973                 ---                  ---
     Weighted average interest rate on balance at end of period                       3.5%                ---                  ---
     Weighted average interest rate on average balance for period                    3.97%                ---                  ---

         The Company had no material contractual obligations or commitments for capital expenditures at September 30, 2001.

Lending Activities

         Summary of Loan Portfolio. At September 30, 2001, the Company's net loan portfolio constituted $224.3 million, or 34.3% of the Company's total assets.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

(Dollars in thousands)                                       September 30,          December 31,          December 31,
                                                                 2001                   2000                  1999
                                                           -----------------     ------------------     -----------------
Consumer Loans
Automobile installment contracts                           $         223,019     $          176,255     $         128,093
Insurance premium finance                                             27,441                 25,843                23,846
Other consumer loans                                                      92                    577                   864
                                                           -----------------     ------------------     -----------------
          Total consumer loans                                       250,552                202,675               152,803
                                                           -----------------     ------------------     -----------------
Mortgage Loans
Mortgage loans                                                          ----                 16,784                21,835
Subprime mortgage loans                                                  444                  1,845               149,876
                                                           -----------------     ------------------     -----------------
          Total mortgage loans                                           444                 18,629               171,711
                                                           -----------------     ------------------     -----------------

Commercial Loans
Insurance premium finance                                             10,774                  8,342                 6,488
Other commercial loans                                                    65                     55                    15
                                                           -----------------     ------------------     -----------------
          Total commercial loans                                      10,839                  8,397                 6,503
                                                           -----------------     ------------------     -----------------

          Total loans                                                261,835                229,701               331,017
Unearned discounts and premium                                           ---                   (728)                 (954)
Unearned finance charges                                             (20,417)               (20,737)              (21,181)
Allowance for loan losses                                            (17,106)               (15,156)              (14,139)
                                                           -----------------     ------------------     -----------------
     Total loans, net                                      $         224,312     $          193,080     $         294,743
                                                           =================     ==================     =================

         Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at September 30, 2001 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

                                                               September 30, 2001
                        -------------------------------------------------------------------------------------------------
                                      More Than 1   More Than 3    More Than 5     More Than
                         One Year       Year to       Years to       Years to      10 Years      More Than        Total
                          or Less       3 Years       5 Years        10 Years     to 20 Years     20 Years        Loans
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
(Dollars in thousands)
Mortgage loans          $        ---  $         --- $          60  $        ----  $         72  $         312  $      444

Commercial loans              10,839             --           ---             --           ---            ---      10,839
Consumer loans                34,105         91,492       124,657            298            --             --     250,552
                        ------------  ------------- -------------  -------------  ------------  -------------  ----------
     Total              $     44,944  $      91,492 $     124,717  $         298  $         72  $         312  $  261,835
                        ============  ============= =============  =============  ============  =============  ==========

     Classified Assets and Allowance for Loan Losses

     The Company maintains an asset classification process for the purposes of assessing loan portfolio quality and the adequacy of its loan loss allowances. The Company's Internal Asset Review Committee reviews classification procedures and adequacy of the allowance and reports the results of its review to the Board of Directors quarterly. The loans in the automobile finance and insurance premium finance portfolios are very homogeneous in nature, individual loans are relatively small which makes long-term loss rates relatively stable. The Company utilizes classification of loans designated as substandard and doubtful.
The classifications in these categories for non-mortgage loans are based primarily on the delinquency status of the loan. Generally a loan with payments delinquent by 60 to 90 days is considered substandard, loans with payments delinquent 90 to 120 days is considered doubtful and a loan over 120 days delinquent is considered as uncollectible and of such little value that continuance as an asset is not warranted. In addition any loan with repossessions of collateral is considered substandard regardless of past due status.
         At September 30, 2001, the Company had $ 965,000 in assets classified as special mention, $3.2 million of assets classified as substandard, $284,000 in assets classified as doubtful and no assets classified as loss.

         The following table sets forth the remaining balances of all loans (before specific allowances for losses) that were more than 30 days delinquent at September 30, 2001, December 31, 2000 and 1999.

Loan
-----                 September 30,    % of Total       December 31,       % of Total      December 31,      % of Total
Delinquencies             2001           Loans             2000              Loans            1999            Loans
-------------      --------------- ---------------  ------------------ ----------------  ---------------- ---------------
(Dollars in
thousands)
30 to 59 days      $         1,118              .5% $              953              0.5% $          3,071             1.0%
60 to 89 days                1,207              .5%                494              0.3%            2,443             0.8%
90+ days                       503              .2%              2,374              1.2%           13,307             4.6%
                   --------------- ---------------  ------------------ ----------------  ---------------- ---------------
Total              $         2,828             1.2% $            3,821              2.0% $         18,821             6.4%
                   =============== ===============  ================== ================  ================ ===============

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

         The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at September 30, 2001, December 31, 2000 and 1999.


                                                                                                December 31,
                                                                  September 30,     -------------------------------------
                                                                       2001               2000                1999
                                                                 ------------------ ------------------  -----------------
(Dollars in thousands)
Nonaccrual loans
     Single-family residential                                       $     180         $     2,281        $    15,825
     Multi-family residential and commercial                               ---                 ---                100
     Consumer and other loans                                              200               1,323              1,060
                                                                 -----------------  ------------------ ------------------
          Total                                                      $     380         $     3,604        $    16,985
                                                                 =================  ================== ==================

Nonaccrual loans as a percentage of
     Total loans held for investment                                      0.17%               1.87%             10.73%
     Total assets                                                         0.06%               0.74%              3.88%

Allowance for loan losses as a percentage of
     Total loans held for investment                                      7.63%               7.88%              8.93%

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $8,000 at September 30, 2001 and $871,000 at December 31, 2000 and consisted of one to four family residential properties.

         Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated.


                                                                    At or For the                At or For the
                                                                     Nine Months                   Year Ended
                                                                        Ended                     December 31,
                                                                    September 30,
                                                                                      -------------------------------------
                                                                        2001                2000               1999
                                                                  ------------------  -----------------  ------------------
(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period                                    $       15,156      $      14,139      $       10,183
     Provision for loan losses                                               276                201                 432
     Provision for loan losses - discontinued operations                   -----              2,396               7,376
     Charge-offs
          Mortgage loans                                                  (1,250)            (6,402)             (7,525)
          Consumer loans                                                  (5,944)            (6,025)             (4,395)
                                                                  ------------------  -----------------  ------------------
                                                                          (7,194)           (12,427)            (11,920)
     Recoveries
          Mortgage loans                                                     140                327                 296
          Consumer loans                                                     221                286                 414
                                                                  ------------------  -----------------  ------------------
                                                                             361                613                 710
                                                                  ------------------  -----------------  ------------------
     Net charge-offs                                                      (6,833)           (11,814)            (11,210)
     Acquisition discounts allocated to loss allowance                     8,507             10,234               7,358
                                                                  ------------------  -----------------  ------------------
Balance at end of period                                          $       17,106      $      15,156      $       14,139
                                                                  ==================  =================  ==================
     Annualized net charge-offs to average loans                           4.44%               5.03%               2.95%
     Ending allowance to period end loans, net                             7.63%               7.88%               8.93%

         The Company's policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio. The Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. During the third quarter, the Company allocated 8.5% from acquisition discounts to allowance for loan losses.

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

     The following is a summary of the Company's short term investments and securities portfolios as of the dates indicated.

                                                                             December 31,
                                                  September 30,    ---------------------------------
                                                      2001              2000               1999
                                                 --------------    --------------    ---------------
(Dollars in thousands)
Balance at end of period
  Overnight deposits                                 $ 159,090         $  36,477           $ 85,500
  U.S. agency securities                               181,105           166,838              9,918
  U. S. mortgage backed securities                      38,392            46,376
  Mutual funds                                          20,162            10,051                 --
                                                 --------------    --------------    ---------------
  Total                                              $ 398,749         $ 259,742           $ 95,418
                                                 ==============    ==============    ===============
Weighted average yield at end of period
  Overnight deposits                                     2.43%             5.69%              3.25%
  U.S. agency securities                                 4.00%             6.27%              7.11%
  U.S. mortgage backed securities                        7.00%             7.35%                --%
  Mutual funds (mortgage backed securities)              4.68%             6.59%                --%
Weighted average maturity at end of period
  Overnight deposits                                     1 day             1 day              1 day
  U.S. agency securities                              8 months          5 months          62 months
  U.S. mortgage backed securities                   214 months        267 months                 --
  Mutual funds (mortgage backed securities)              1 day             1 day                 --

  Item 3.      Quantitative and Qualitative Disclosures About Market Risk
               ----------------------------------------------------------

     See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations -management of Interest Rate Risk."

PART II.                        OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

     Not applicable

Item 2.   Changes in Securities and Use of Proceeds.
          -----------------------------------------

     Not applicable

Item 3.   Defaults Upon Senior Securities.
          -------------------------------

     Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

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




                                             United PanAm Financial Corp.



Date: November 7, 2001                  By:  /s/  Guillermo Bron
                                             -------------------

                                             Guillermo Bron
                                             Chairman
                                             and Chief Executive Officer
                                             (Principal Executive Officer)



      November 7, 2001                  By:  /s/  Garland W. Koch
                                             --------------------

                                             Garland W. Koch
                                             Vice President
                                             and Chief Financial Officer
                                             (Principal Financial and Accounting
                                              Officer)