Form 10-K
period 2001-12-31
UNITED PANAM FINANCIAL CORP
filed 2002-03-26
CIK 1049231

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

     For the fiscal year ended December 31, 2001

                                       Or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from      to
                                                      ------  -------

                        Commission File Number 000-24051

                          UNITED PANAM FINANCIAL CORP.
             (Exact name of Registrant as specified in its charter)

        California                                           94-3211687
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
                                        -      -

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $24,302,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on March 15, 2002. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant's Common Stock as of March 15, 2002 was 15,571,400 shares.

                       Documents Incorporated by Reference

Portions of the Registrant's Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2002 Annual Meeting of Shareholders to be held June 2002 are incorporated by reference in PART III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2001.

                          UNITED PANAM FINANCIAL CORP.

                         2001 ANNUAL REPORT ON FORM 10-K

                                TABLE OF CONTENTS

                                     PART I

Item 1.       Business                                                                          1
                   General                                                                      1
                   Automobile Finance                                                           2
                   Insurance Premium Finance                                                    6
                   Pan American Bank, FSB                                                      11
                   Discontinued Operations - Mortgage Finance                                  11
                   Industry Segments                                                           12
                   Competition                                                                 12
                   Economic Conditions, Government Policies, Legislation and Regulation        12
                   Employees                                                                   13
                   Regulation                                                                  13
                   Taxation                                                                    24
                   Subsidiaries                                                                24
                   Factors That May Affect Future Results of Operations                        25
Item 2.       Properties                                                                       28
Item 3.       Legal Proceedings                                                                28
Item 4.       Submission of Matters to a Vote of Security Holders                              28

                                     PART II

Item 5.       Market For Registrant's Common Equity and Related Shareholder Matters            29
Item 6.       Selected Financial Data                                                          30
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                  32
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                       46
Item 8.       Financial Statements and Supplementary Data                                      46
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                   Disclosures                                                                 47

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant                               48
Item 11.      Executive Compensation                                                           48
Item 12.      Security Ownership of Certain Beneficial Owners and Management                   48
Item 13.      Certain Relationships and Related Transactions                                   48

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K                  49
SIGNATURES                                                                                     52

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

Item 1. Business

     General

     UPFC was incorporated in California on April 19, 1998 for the purpose of reincorporating in California through the merger of United PanAm Financial Corp., a Delaware corporation, into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc., ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation ("RTC") on April 29, 1994. UPFC, PAFI and the Bank are considered by the Office of Thrift Supervision ("OTS") to be minority owned. PAFI is a wholly owned subsidiary of UPFC, and the Bank is a wholly owned subsidiary of PAFI. WorldCash Technologies, Inc. ("WorldCash") was incorporated in 1999 as a wholly owned subsidiary of UPFC. United Auto Credit Corp. ("UACC") was incorporated in 1996 as a wholly owned subsidiary of the Bank. For more information on subsidiaries see Item 1, Business Subdivisions.

     UPFC is a specialty finance company engaged primarily in originating and acquiring for investment retail automobile installment sales contracts and insurance premium contracts. We market to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan fees and interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, Federal Home Loan Bank ("FHLB") advances, and reverse repurchase agreements. All of our revenues are attributed to customers located in the United States of America.

     We commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank's predecessor, Pan American Federal Savings Bank. The Bank is the largest Hispanic-controlled savings association in California. We have used the Bank as a base for expansion into our current specialty finance businesses. In 1995, we commenced our insurance premium finance business through an agreement with BPN Corporation ("BPN") and in 1996 commenced our automobile finance business.

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

Automobile Finance

     Business Overview

     UPFC entered the nonprime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 75% from independent dealers and 25% from franchisees of automobile manufacturers. UACC's borrowers are classified as nonprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC's business strategy includes controlled growth through a national retail branch network. At December 31, 2001, UACC had a total of 40 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000 and twelve in 2001. UACC maintains nine branch offices located in California, five branch offices located in Florida, three branch offices located in Texas, two branch offices located in each of North Carolina, Arizona, Georgia and Washington, and one each in Colorado, Maryland, Missouri, Oregon, Utah, Virginia, Kansas, Illinois, Kentucky, Tennessee, Ohio, Michigan, Indiana, New Jersey and Massachusetts. At December 31, 2001, UACC's portfolio contained 32,171 auto contracts in the aggregate gross amount of $232.9 million, including unearned finance charges of $18.9 million.

     Nonprime Automobile Finance Industry

     Automobile financing is one of the largest consumer finance markets in the United States. In general, the automobile finance industry can be divided into two principal segments: a prime credit market and a nonprime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The nonprime automobile credit market, in which UACC operates, provides financing to borrowers who generally cannot obtain financing from traditional lenders.

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

     Operating Summary

     The following table presents a summary of UACC's key operating and statistical results for the years ended December 31, 2001 and 2000.



                                                                           At or For the
                                                                            Years Ended
                                                                            December 31,
                                                            -------------------------------------------------
                                                              2001                                    2000
                                                            --------                                ---------
                                                            (Dollars in thousands, except portfolio and other)
Operating Data
Gross contracts purchased                                   $233,368                                $174,645
Gross contracts outstanding                                  232,902                                 176,255
Unearned finance charges                                      18,881                                  20,737
Net contracts outstanding                                    214,021                                 155,518
Average purchase discount                                       7.89%                                   8.08%
Annual percentage rate to customers                            21.82%                                  21.72%
Allowance for loan losses                                   $ 16,756                                $ 12,614

Loan Quality Data
Allowance for loan losses (% of net contracts)                  7.83%                                   8.11%
Delinquencies (% of net contracts)
     31-60 days                                                 0.47%                                   0.31%
     61-90 days                                                 0.22%                                   0.08%
     90+ days                                                   0.11%                                   0.12%
Net charge-offs (% of average net contracts)                    5.23%                                   4.17%
Repossessions (net) (% of net contracts)                        0.82%                                   0.62%

Portfolio Data
Used vehicles                                                   99.0%                                   99.0%
Average vehicle age at time of contract (years)                  5.5                                     5.7
Average original contract term (months)                         45.7                                    44.2
Average gross amount financed as a percentage of KWBB(1)        115%                                     117%
Average net amount financed as a percentage of KWBB (2)          107%                                    107%
Average net amount financed per contract                    $  8,530                                $  8,329
Average down payment                                              17%                                     19%
Average monthly payment                                     $    278                                $    277

Other Data
Number of branches                                                40                                      28

----------
(1)  KWBB represents Kelly Wholesale Blue Book for used vehicles.
(2) Net amount financed equals the gross amount financed less unearned finance charges or discounts.

     Products and Pricing

     UACC targets transactions which involve a used automobile with an average age of five to seven years and an average original contract term of 42 to 47 months.

     The target profile of a UACC borrower includes average time on the job of four to five years, average time at current residence of three to four years, an average ratio of total debt to total income of 33% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

     The application for an auto contract is taken by the dealer. UACC purchases the auto contract from the dealer at a discount, which increases the effective yield on such contract. At December 31, 2001, we were allocating 10.5% of the net contract amount of new contracts to the allowance for loan losses compared with 9.0% at December 31, 2000. Management periodically reviews the percentage of net contracts allocated to the allowance for loan losses.

     Sales and Marketing

     UACC markets its financing program to both independent and franchised automobile dealers. UACC's marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up. UACC uses facsimile software programs to send marketing materials to established dealers and potential dealers on a twice-weekly basis in each branch market. UACC's experienced local staff seeks to establish strong relationships with dealers in their vicinity.

     UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC's programs, train dealer personnel in UACC's program requirements and assist dealers in identifying consumers who qualify for UACC's programs. In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on the basis of a salary with a bonus of up to 20% that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory audit results. The bonus calculation stresses loan quality with only 17% based on volume and 83% based on quality and return. When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet are completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer's representations and warranties. Branch management periodically monitors each dealer's overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct audits of the overall branch performance as well as individual dealer performance.

     The following table sets forth certain data for auto contracts purchased by UACC for the periods indicated.

                                                        For the Years Ended
                                                    ----------------------------
                                                    December 31,    December 31,
                                                        2001            2000
                                                    ------------    ------------
                                                       (Dollars in thousands)

Gross amount of contracts                           $  233,368      $  174,645
Average original term of contracts (months)               45.7            44.2

     For the year ended December 31, 2001, 29% of UACC's auto contracts were written by its California branches, compared to 41% at December 31, 2000 and 68% at December 31, 1999. In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 2001, no dealer accounted for more than 1.5% of UACC's portfolio and the ten dealers from which UACC purchased the most contracts accounted for approximately 7.0% of its aggregate portfolio.

     Underwriting Standards and Purchase of Contracts

     Underwriting Standards and Purchase Criteria. Dealers submit credit applications directly to UACC's branches. UACC uses credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information. Only credit bureau reports that have been obtained directly by UACC from the credit bureaus are acceptable.

     UACC's credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager will have credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager's approval limit must be approved by one of UACC's Regional Managers, Division Managers, the Vice President of Operations or the President.

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

     Post-Funding Quality Reviews. UACC's Regional Manager and Operations Manager complete quality control reviews of the newly originated auto contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of auto contract documentation. Additionally, UACC's Regional Managers complete regular branch audits that focus on compliance with UACC's policies and procedures and the overall quality of branch operations and credit decisions.

     Servicing and Collection

     UACC services at the branch level all of the auto contracts it purchases.

     Billing Process. UACC sends each borrower a coupon book. All payments are directed to the customer's respective UACC branch. UACC also accepts payments delivered to the branch by a customer in person.

     Collection Process. UACC's collection policy calls for the following sequence of actions to be taken with regard to all problem loans: call the borrower at one day past due; immediate follow-up on all broken promises to pay; branch management review of all accounts at ten days past due; and Regional Manager or Division Manager review of all accounts at 45 days past due.

     UACC will consider extensions or modifications in working a collection problem. All extensions and modifications require the approval of branch management and are monitored by the Regional Manager and Division Manager.

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

     Loss allowances based on expected losses over the life of the contract are established when each contract is purchased from the dealer. The allowance is provided from the dealer discount that is taken on each transaction. Loss allowance analyses are performed regularly to determine the adequacy of current allowance levels. At December 31, 2001, we allocated 10.5% of the net contract purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represent an estimate of expected losses for these loans. If actual experience exceeds estimates, an additional provision for losses is established as a charge against earnings. Management periodically reviews the percentage of net contracts allocated to the allowance for loan losses.

     The following table reflects UACC's cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased from October 1996 through March 2001. Contract pools subsequent to March 2001 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of               Oct. 1996    Apr. 1997   Oct. 1997   Apr. 1998    Oct. 1998    Apr. 1999   Oct. 1999   Apr. 2000   Oct. 2000
Months                      -           -            -           -            -            -           -           -           -
Outstanding             Mar. 1997   Sept. 1997   Mar. 1998   Sept. 1998   Mar. 1999   Sept. 1999   Mar. 2000   Sept.2000   Mar.2001
                        ---------   ----------   ---------   ----------   ---------   ----------   ---------   ---------   ---------
1                           0.0%         0.0%        0.0%         0.0%        0.0%         0.0%        0.0%        0.0%        0.0%
4                           0.0%         0.1%        0.0%         0.0%        0.0%         0.1%        0.1%        0.1%        0.0%
7                           0.4%         0.5%        0.5%         0.5%        0.3%         0.5%        0.4%        0.5%        0.4%
10                          1.4%         1.7%        1.6%         1.5%        0.9%         1.4%        1.3%        1.5%        1.4%
13                          3.1%         3.3%        2.9%         2.7%        1.8%         2.3%        2.4%        2.4%        2.9%
16                          4.4%         4.5%        4.0%         3.6%        2.9%         3.4%        3.3%        3.5%
19                          5.4%         5.3%        4.7%         4.4%        3.8%         4.1%        4.2%        4.8%
22                          6.0%         6.0%        5.4%         5.0%        4.5%         4.9%        5.0%
25                          6.6%         6.8%        5.9%         5.6%        5.2%         5.7%        6.0%
28                          7.5%         7.2%        6.4%         5.9%        5.8%         6.2%
31                          7.9%         7.6%        6.7%         6.4%        6.3%         6.7%
34                          8.2%         7.9%        6.9%         6.7%        6.6%
37                          8.3%         8.0%        7.0%         6.9%        6.9%
40                          8.6%         8.1%        7.2%         7.0%
43                          8.8%         8.3%        7.2%         7.2%
46                          8.8%         8.3%        7.3%
49                          8.8%         8.4%        7.3%
52                          8.8%         8.4%
55                          8.8%         8.4%
58                          8.8%
61                          8.8%

Original Pool ($000)     $9,297      $15,575     $22,488      $30,271     $36,773      $42,115     $47,979     $57,528     $67,873
                        =========   ==========   =========   ==========   =========   ==========   =========   =========   =========
Remaining Pool ($000)    $   20      $    78     $   508      $ 1,669     $ 3,401      $ 9,513     $17,276     $29,270     $46,850
                        =========   ==========   =========   ==========   =========   ==========   =========   =========   =========
Remaining Pool (%)           0%            1%          2%           6%          9%          23%         36%         51%         69%
                        =========   ==========   =========   ==========   =========   ==========   =========   =========   =========

Insurance Premium Finance

     Business Overview

     In May 1995, we entered into an agreement with BPN relating to an insurance premium finance business under the name "ClassicPlan" (such business is referred to herein as "IPF"). Under this ongoing agreement, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business ("commercial") insurance premiums in California. BPN markets this financing primarily to independent insurance agents and, thereafter, services such loans for the Bank.

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

     IPF markets its commercial insurance financing to small businesses for property/casualty and specialty classes of insurance on an excess or surplus lines basis, including commercial multi-peril, other liability, commercial automobile liability/comprehensive, fire and product liability.

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

     IPF seeks to minimize its credit risks in the financing of commercial insurance policies by perfecting a security interest in the unearned premium, obtaining premium verifications on policies over $5,000, avoiding concentrations of policies with insurance companies that are below certain ratings and limiting the amount of surplus lines business which is not covered by California's guaranty fund. At December 31, 2001, IPF had approximately 11% of its commercial loan balances with surplus line insurance companies doing business on a non-admitted basis in California.

     In addition to insurance premiums, IPF will also finance broker fees (i.e., fees paid by the insured to the agent). If a policy cancels, the agent repays any unearned broker fee financed by IPF. Broker fee financing represents approximately 3.4% of total loans outstanding. At December 31, 2001, approximately 20% of all broker fee financing was to a single insurance agency. When IPF agrees to finance an agent's broker fees, a credit limit is established for the agent. Agents are required to maintain deposits with the Bank to mitigate IPF's possible losses on broker fees financed. To date, the Bank has not charged-off a broker fee balance.

     At December 31, 2001, the aggregate gross amount of insurance premium finance contracts was $39.6 million with 57,651 contracts outstanding. Commercial loan balances represented 27.56% of these loan balances at December 31, 2001. During 2001, IPF originated 98,792 insurance premium finance contracts of which 12,937 or 13.0% were commercial loan contracts

     Relationship with BPN

     BPN is headquartered in Chino, California, and markets our insurance premium finance program under the trade name "ClassicPlan." At December 31, 2001, BPN had 26 employees.

     BPN solicits insurance agents and brokers to submit their clients' financing requests to IPF. BPN is responsible for monitoring the agents' performance and assisting with IPF's compliance with applicable consumer protection, disclosure and insurance laws, and providing customer service, data processing and collection services to IPF. IPF pays fees to BPN for these services. The amount of these fees is based on fixed charges, which include a loan service fee per contract and cancellation fees charged by IPF, and the earnings of the loan portfolio, which include 50% of the interest earned on portfolio loans after IPF subtracts a specified floating portfolio interest rate and 50% of late fees and returned check fees charged by IPF. Additionally, BPN and IPF share equally certain collection and legal expenses which may occur from time-to-time, all net loan losses experienced on the insurance premium loan portfolio and all net losses up to $375,000 experienced on the broker fees loan portfolio. BPN bears losses over $375,000 experienced on the broker fees loan portfolio.

     The shareholders of BPN have entered into certain guaranty agreements in favor of IPF whereby they agree to pay any sums owed to IPF and not paid by BPN. The total potential liability of the guarantors to IPF is limited to $2,000,000 plus any amounts by which BPN is obligated to indemnify IPF. Under these guaranties, all debts of BPN to the guarantors are subordinated to the full payment of all obligations of BPN to IPF.

     UPFC has entered into an option agreement with BPN and its shareholders whereby we may purchase all of the issued and outstanding shares of BPN (the "Share Option") and all additional shares of any BPN affiliate which may be organized outside of California (the "Affiliate Share Option"). The option period expires March 31, 2005 and to exercise this option, the Bank must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN plus the greater of $3,250,000 or four times BPN's pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the noncompete payment of $750,000. The Affiliate Share Option may not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option will equal the sum of four times BPN Affiliate's pre-tax earnings for the twelve-month period prior to exercise.

     In connection with the purchase of the rights to solicit new and renewal business from a competitor, the Bank made loans to two shareholders of BPN in the aggregate amount of $1.2 million. The loans were fully paid during 2001.

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

     In California, as in most states, insurance companies fall into two categories, admitted or non-admitted. All insurance companies licensed to do business in California are required to be members of the California Insurance Guarantee Association ("CIGA"), and are classified as "admitted" companies. CIGA was established to protect insurance policyholders in the event the company that issued a policy fails financially, and to establish confidence in the insurance industry. Should an insurance company fail, CIGA is empowered to raise money by levying member companies. CIGA pays claims against insurance companies, which protects both the customer and the premium financiers should an admitted insurance company fail. In such event, CIGA will refund any unearned premiums. This provides protection to companies, such as IPF, that provide insurance premium financing. As a result, IPF's policy is to establish limits to the amount of financing of insurance policies issued by non-admitted carriers.

     Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program ("CAARP"), to which all admitted companies writing private passenger automobile insurance policies must belong. This 45-year-old program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers. CAARP policies are distributed to the admitted companies in proportion to their share of California's private passenger automobile insurance market. The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program. The customers are arbitrarily assigned to them by CAARP. Although CAARP offers financing of its policy premiums, its terms are not as competitive as those offered by the insurance premium finance companies and, therefore, many CAARP policies are financed by others. At December 31, 2001, approximately 6.6% of the insurance policies financed by IPF were issued under CAARP.

Operating Summary

     The following table presents a summary of IPF's key operating and statistical results for the years ended December 31, 2001 and 2000.

                                                                           At or For the
                                                                            Years Ended
                                                                            December 31,
                                                         (Dollars in thousands, except portfolio averages)
                                                         -------------------------------------------------
                                                           2001                                     2000
                                                         --------                                 --------

Operating Data
Loan originations                                        $104,771                                 $100,085
Loans outstanding at period end                            39,631                                   34,185
Average gross yield (1)                                     19.96%                                   24.05%
Average net yield (2)                                       14.72%                                   15.36%
Allowance for loan losses                                $    495                                 $    346

Loan Quality Data
Allowance for loan losses (% of loans outstanding)           1.25%                                    1.01%
Net charge-offs (% of average loans outstanding) (3)         0.81%                                    0.89%
Delinquencies (% of loans outstanding) (4)                   1.11%                                    1.44%

Portfolio Data
Average monthly loan originations (number of loans)         8,233                                    8,353
Average loan size at origination                         $    824                                 $    998
Commercial insurance policies (% of loans outstanding)      27.56%                                   24.40%
CAARP policies (% of loans outstanding)                      6.58%                                    5.46%
Cancellation rate (% of premiums financed)                   41.5%                                    37.6%

----------
(1)  Gross yield represents total rates and fees paid by the borrower.
(2) Net yield represents the yield to IPF after interest and servicing fees made to BPN.
(3)  Includes only the Bank's 50% share of charge-offs.
(4) This statistic measures delinquencies on canceled policy balances. Since IPF seeks recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

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

     Sales and Marketing

     IPF currently markets its insurance premium finance program through a network of over 1300 agents, located throughout California. Relationships with agents are established by BPN's marketing representatives. IPF focuses on providing each agent with up-to-date information on its customers' accounts, which allows the agent to service customers' needs and minimize the number of policies that are canceled. Many of IPF's largest agents have computer terminals provided by BPN in their offices, which allow on-line access to customer information. Agents for IPF receive an average producer fee ($20, equal to 50% of the aforementioned $40 processing fee per contract), as collateral against early cancellations. IPF does not require return of this $20 producer fee for early policy cancellation unless the policy pays off in the first 30 days.

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

     Credit applications are taken at the insurance agent's office. Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, IPF does not carry out a credit investigation of a borrower.

     Servicing and Collection

     Billing Process. A customer's monthly payments are recorded in BPN's computer system on the date of receipt. BPN's computer system is designed to provide protection against principal loss by automatically canceling a defaulted policy no later than 18 days after the customer's latest payment due date. If a payment is not received within 6 days following its due date, BPN's computer system automatically prints a notice of intent to cancel and assesses a late fee which is mailed to the insured and his or her insurance agent stating that payment must be received within 18 days after the due date or IPF will cancel the insurance policy. If payment is received within the 18 day period, BPN's computer system returns the account to normal status.

     Collections Process. If IPF does not receive payment within the statutory period set forth in the notice of intent to cancel, BPN's computer system will automatically generate a cancellation notice on the next business day, instructing the insurance company to cancel the insured's insurance policy and refund any unearned premium directly to IPF for processing.

     Although California law requires the insurance company to refund unearned premiums within 30 days of the cancellation date, most insurance companies pay on more extended terms. After cancellation, IPF charges certain allowable fees. Although the gross return premium may not fully cover the fees and interest owed to IPF by the insured, principal generally is fully covered. Policies, which are canceled in the first two months, generally have a greater risk of loss of fees.

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

Pan American Bank, FSB

     Business Overview

     The Bank is a federally-chartered stock savings bank which was formed in 1994. It is the largest Hispanic-controlled savings association in California with four retail branch offices in the state and $357.4 million in deposits at December 31, 2001. The Bank has been the principal funding source to date for our insurance premium and automobile finance businesses primarily through its retail and wholesale deposits and FHLB advances. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities. In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of UPFC. The business of the Bank is subject to substantial government supervision and regulatory requirement. See "Regulation - Regulation of the Bank."

     In December 2001 the Bank withdrew its application with the California Department of Financial Institutions (the "DFI") to convert to a California state-chartered commercial bank. The Bank had been seeking conversion so it would not be required to meet the tests of a "qualified thrift lender" (see Regulation - Regulation of the Bank - Qualified Thrift Lender Test") as well as certain lending limits under the Home Owners Loan Act ("HOLA"). The Bank has determined that it will be able to meet these requirements and maintain safety, adequate capital ratios and profitability. Therefore, it withdrew its application.

Discontinued Operations - Mortgage Finance

     From 1996 to the end of 1999, one of our primary lending businesses was mortgage finance. We originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single-family residences through United PanAm Mortgage, a division of the Bank (such business is referred to as "UPAM").

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

     Loan Origination

     UPAM originated $76.0 million of mortgage loans in January and February 2000 when this operation was discontinued. No such loans were originated in 2001.

     Loan Sales and Securitizations

     Whole Loan Sales. In connection with the disposition of UPAM's remaining subprime loan portfolio, in 2001 UPAM sold, for cash paid in full at closing, $21.9 million of mortgage loans through whole loan sales at a weighted average sales price equal to 95% of the original principal balance of the loans sold.

     Whole loan sales were made on a non-recourse basis pursuant to purchase agreements containing customary representations and warranties by UPAM. In the event of a breach of such representations and warranties, UPAM may be required to repurchase certain loans. During 2001, UPAM repurchased from investors $284,000 of such loans compared with $4.3 million in 2000. The Bank believes it has minimal exposure to loss from obligations to repurchase loans in the future.

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

Competition

     Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than UPFC. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. We compete in the nonprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by UPFC. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

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

     From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of UPFC and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. UPFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of UPFC or any of its subsidiaries. See "Business - Regulation."

Employees

     At December 31, 2001, UPFC had 335 full-time equivalent employees. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

Regulation

     General

     The Bank is a federally-chartered savings association insured under the Savings Association Insurance Fund ("SAIF") and subject to extensive regulation by the Office of Thrift Supervision ("OTS") and the Federal Deposit Insurance Corporation ("FDIC").

     Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the SAIF and not for the benefit of shareholders of UPFC. The following information describes certain aspects of that regulation applicable to UPFC and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

     Regulation of the Company

     General. UPFC, as well as its subsidiary PAFI, is a unitary savings and loan holding company subject to regulatory oversight by the Office of Thrift Supervision. As such, UPFC is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over UPFC and its subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     Activities Restriction Test. As a unitary savings and loan holding company, UPFC generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender ("QTL") test or meets the definition of a domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the "Code"). UPFC presently intends to continue to operate as a unitary savings and loan holding company. Recent legislation terminated the "unitary thrift holding company exemption" for all companies that apply to acquire savings associations after May 4, 1999. Since UPFC is grandfathered, its unitary holding company powers and authorities were not affected. See "Financial Services Modernization Legislation." However, if UPFC acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of UPFC and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition. Furthermore, if UPFC were in the future to sell control of the Bank to any other company, such company would not succeed to UPFC grandfathered status under and would be subject to the same business activity restrictions. See "Regulation of the Bank - Qualified Thrift Lender Test."

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

     Federal law generally provides that no "person," acting directly or indirectly or through or in concert with one or more other persons, may acquire "control," as that term is defined in OTS regulations, of a federally-insured savings association without giving at least 60 days prior written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS. For additional restrictions on the acquisition of a unitary thrift holding company, see "Financial Services Modernization Legislation."

     USA Patriot Act of 2001 On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

     . due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;
     .    standards for verifying customer identification at account opening;
     . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;
     . reports by nonfinancial trades and businesses filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000; and
     . filing of suspicious activities reports of securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

The Company is not able to predict the impact of the Patriot Act on its financial condition or results of operations at this time.

     Financial Services Modernization Legislation

     General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLB"). The GLB repeals the two affiliation provisions of the Glass-Steagall Act:

..    Section 20, which restricted the affiliation of Federal Reserve Member
     Banks with firms "engaged principally" in specified securities activities; and

..    Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities.

     In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company organization to engage in a full range of financial activities through a new entity known as a "Financial Holding Company." "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

     The GLB provides that no company may acquire control of an insured savings association unless that company engages, and continues to engage, only in the financial activities permissible for a Financial Holding Company, unless grandfathered as a unitary savings and loan holding company. The GLB grandfathers any company that was a unitary savings and loan holding company on May 4, 1999 or became a unitary savings and loan holding company pursuant to an application pending on that date. Such a company may continue to operate under present law as long as the company continues to meet two tests: it controls only one savings institution, excluding supervisory acquisitions, and each such institution meets the QTL test. Such a grandfathered unitary savings and loan holding company also must continue to control at least one savings association, or a successor institution, that it controlled on May 4, 1999.

     The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a Financial Holding Company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or permitted by regulation.

     UPFC and the Bank do not believe that the GLB will have a material adverse effect on the operations of UPFC and the Bank in the near-term. However, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that UPFC and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than UPFC and the Bank. In addition, because UPFC may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirors or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the GLB.

     Privacy. Under the GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, effective July 1, 2001, financial institutions must provide:

     . initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
     .    annual notices of their privacy policies to current customers; and
     . a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

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

Regulation of the Bank

     General. As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC. Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements. The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

     The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank's Board of Directors on any deficiencies found in the operations of the Bank. The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of documents utilized by the Bank.

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

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2001, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution's risk classification. This risk classification is based on an institution's capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2001 at approximately $0.0184 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation ("FICO"), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Proposed Legislation. From time to time, new laws are proposed that could have an effect on the financial institutions industry. For example, deposit insurance reform legislation has recently been introduced in the U.S. Senate and House of Representatives that would:

     .    Merge the BIF and the SAIF.

     . Increase the current deposit insurance coverage limit for insured deposits to $130,000 and index future coverage limits to inflation.

     .    Increase deposit insurance coverage limits for municipal deposits.

     . Double deposit insurance coverage limits for individual retirement accounts.

     . Replace the current fixed 1.25 designated reserve ratio with a reserve ratio of 1-1.5%, giving the FDIC discretion in determining a level adequate within this range.

While we cannot predict whether such proposals will eventually become law, they could have an effect on our operations and the way we conduct business.

     Regulatory Capital Requirements. OTS capital regulations require savings associations to meet three capital standards:

     .    tangible capital equal to 1.5% of total adjusted assets;

     .    leverage capital (core capital) equal to 3% of total adjusted assets;
          and

     .    risk-based capital equal to 8.0% of total risk-based assets.

The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

     A savings association with a greater than "normal" level of interest rate exposure must deduct an interest rate risk ("IRR") component in calculating its total capital for purposes of determining whether it meets its risk-based capital requirement. Interest rate exposure is measured, generally, as the decline in an institution's net portfolio value that would result from a 200 basis point increase or decrease in market interest rates (whichever would result in lower net portfolio value), divided by the estimated economic value of the savings association's assets. The interest rate risk component to be deducted from total capital is equal to one-half of the difference between an institution's measured exposure and "normal" IRR exposure (which is defined as 2%), multiplied by the estimated economic value of the institution's assets. In August 1995, the OTS indefinitely delayed implementation of its IRR regulation. Based on information voluntarily supplied to the OTS, at December 31, 2001, the Bank would not have been required to deduct an IRR component in calculating total risk-based capital had the IRR component of the capital regulations been in effect.

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

As shown below, the Bank's regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2001.

                                                                   Percent of
                                                        Amount   Adjusted Assets
                                                       -------   ---------------
                                                        (Dollars in Thousands)

GAAP Capital .......................................   $51,565        7.48%

Tangible Capital: (1)
Regulatory requirement .............................   $10,301        1.50%
Actual capital .....................................    49,707        7.24
                                                       -------        ----
   Excess ..........................................   $39,406        5.74%

Leverage (Core) Capital: (1)
Regulatory requirement .............................   $20,602        3.00%
Actual capital .....................................    49,707        7.24
                                                       -------        ----
   Excess ..........................................   $29,105        4.24%

Risk-Based Capital: (2)
Regulatory requirement .............................   $27,076        8.00%
Actual capital .....................................    53,181       15.71
                                                       -------       -----
   Excess ..........................................   $26,105        7.71%

(1) Regulatory capital reflects modifications from GAAP capital due to a portion of deferred tax assets not permitted to be included in regulatory capital.
(2)  Based on risk-weighted assets of $349.9 million.

     The federal regulatory agencies have issued interagency guidelines providing examination guidance for the supervision of subprime lending activities. The term "subprime" refers to the credit characteristics of individual borrowers. Subprime borrowers typically have weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments and bankruptcies. Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination of the loan. Our auto lending activities constitute subprime lending which the interagency guidelines consider to be a high-risk activity unless the risks associated with such subprime lending are properly controlled. The interagency guidelines permit examiners to impose additional regulatory capital requirements of 1 1/2 to 3 times higher than that typically set aside for prime assets in any situation where an institution has subprime assets equal to or greater than 25% or more of its tier 1 capital or has subprime portfolios experiencing rapid growth or adverse performance trends or which are administered by inexperienced management or have inadequate or weak controls. Our subprime auto loan portfolio represented approximately 470% of our tier 1 capital as of December 31, 2001. We customarily seek to maintain regulatory capital ratios of 1 1/2 times that which is normally required with respect to our subprime portfolio. However, any requirement to maintain additional regulatory capital as a result of our subprime lending activities could have an adverse effect on our future prospects and operations and may restrict our ability to grow. Although management believes that it maintains appropriate controls and sufficient regulatory capital for its subprime lending activities, it cannot predict or determine whether or to what extent additional capital requirements will be imposed based upon regulatory supervision and examination.

     The HOLA permits savings associations not in compliance with the OTS capital standards to seek an exemption from certain penalties or sanctions for noncompliance. Such an exemption will be granted only if certain strict requirements are met, and must be denied under certain circumstances. If an exemption is granted by the OTS, the savings association still may be subject to enforcement actions for other violations of law or unsafe or unsound practices or conditions.

     Predatory Lending. The term "predatory lending," much like the terms "safety and soundness" and "unfair and deceptive practices," is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

     . making unaffordable loans based on the assets of the borrower rather than on the borrower's ability to repay an obligation ("asset-based lending");

     . inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced ("loan flipping"); or
     . engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

     On December 14, 2001, Federal Reserve Board amended its regulations aimed at curbing such lending. Compliance is not mandatory until October 1, 2002. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following circumstances trigger coverage under the act:

     . interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,
     . subordinate-lien loans of 10 percentage points above Treasury securities;. or
     . fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law -- which says loans shouldn't be made to people unable to repay them -- unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

     The Bank is believes these rule changes and potential state action in this area will not have a substantial effect on its financial condition or results of operation.

     Prompt Corrective Action. The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation. The regulation establishes five categories of capital classification:

     .    "well capitalized;"
     .    "adequately capitalized;"
     .    "undercapitalized;"
     .    "significantly undercapitalized;" and
     .    "critically undercapitalized."

Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution's capital classification. At December 31, 2001, the Bank met the capital requirements of a "well capitalized" institution under applicable OTS regulations.

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

     If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized , without the express permission of the institution's primary regulator.

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

     At December 31, 2001, the Bank's loans-to-one-borrower limit was $7.6 million based upon the 150% of unimpaired capital and surplus measurement.

     Qualified Thrift Lender Test. Savings associations must meet the QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the HOLA or by meeting the definition of a "domestic building and loan association" in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. Additionally, HOLA limits indirect consumer loans to 30% of total assets. As of December 31, 2001 PAB indirect consumer loans comprised 29% of total assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. This requirement may adversely affect our ability to grow. For more information see the discussion of factors that may affect future results of operations on page 27. The Bank applied in 2000 for approval to convert from a federal thrift charter to become a California-chartered commercial bank. California-chartered commercial banks do not have to meet the QTL test. In December 2001, the Bank withdrew its application for approval to convert to a state-chartered bank and, consequently, will be required to meet the QTL test in the future. The Bank intends to adjust and manage its sources of funds and control the growth and mix of its assets to ensure that it meets the requirements of the QTL test going forward. As of December 31, 2001, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

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

     The OTS regulations generally exclude all non-bank and non-savings association subsidiaries of savings associations from treatment as affiliates, except to the extent that the OTS or the Federal Reserve decides to treat these subsidiaries as affiliates. The regulation also requires savings associations to make and retain records that reflect affiliate transactions in reasonable detail and provides that specified classes of savings associations may be required to give the OTS prior notice of affiliate transactions.

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

     The OTS regulations require a savings association to file an application if:

     . it is not eligible for expedited treatment of its other applications under OTS regulations;
     . the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year-to-date plus retained net income for the preceding two years;
     . it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or
     . the association's proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

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

     Community Reinvestment Act and the Fair Lending Laws. Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution's failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions. Based on an examination conducted November 5, 2001, the Bank received a satisfactory rating under both the Community Reinvestment Act and Fair Lending Laws.

     Effective January 1, 2002, the OTS raised the dollar amount limit in the definition of small business loans from $500,000 to $2.0 million, if used for commercial, corporate, business or agricultural purposes. Furthermore, the rule raises the aggregate level that a thrift can invest directly in community development funds, community centers and economic development initiatives in its communities from the greater of a quarter of one percent of total capital or $100,000 to one percent of total capital or $250,000.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank ("FHLB") system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

     . 1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year;
     .    0.3% of total assets; or
     .    5% of its FHLB advances or borrowings.

At December 31, 2001, the Bank had $6.5 million in FHLB stock, which was in compliance with this requirement.

     Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2001, the Bank was in compliance with these requirements.

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

Taxation

     Federal

     General. UPFC and the Bank report their income on a consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or UPFC. UPFC has not been audited by the Internal Revenue Service. For its 2001 taxable year, UPFC is subject to a maximum federal income tax rate of 34.0%.

     Bad Debt Reserves. For fiscal years beginning prior to December 31, 1995, thrift institutions, which qualified under certain definitional tests and other conditions of the Code, were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under the Percentage of Taxable Income Method or the Experience Method. The reserve for non-qualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act") requires savings institutions to recapture certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method.

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

     State

     The California franchise tax applicable to the Bank is computed under a formula which results in a rate higher than the rate applicable to non-financial corporations because it reflects an amount "in lieu" of local personal property and business license taxes paid by such corporations (but not generally paid by banks or financial corporations such as the Bank). The marginal tax rate was 10.84% in 2001, 2000 and 1999. UPFC and its wholly owned subsidiaries file a California franchise tax return on a combined reporting basis. UPFC has not been audited by the Franchise Tax Board. UPFC does business in various other states with corporate rates that vary based on numerous factors including asset size, income or business operations.

Subsidiaries

     PAFI, a wholly-owned subsidiary of UPFC, acts as the parent company of the Bank and was the obligor on loans obtained from the RTC in connection with the Minority Interim Capital Assistance Program provided under the Federal Home Loan Bank Act. These loans were paid-off in full during 1999.

     WorldCash is a wholly-owned subsidiary of UPFC. In February 2001, WorldCash terminated its money transfer activities, however, it still maintained an investment in a software technology company. In March 2001 this investment in the software company was determined to be without value and subsequently charged against earnings. WorldCash is presently inactive.

     The Bank a wholly-owned subsidiary of PAFI, is the primary operating subsidiary of UPFC and is a federally-chartered savings bank.

     UACC, a wholly-owned subsidiary of the Bank, holds for investment and services nonprime retail automobile installment sales contracts.

     United PanAm Mortgage Corporation is a wholly-owned subsidiary of the Bank and is presently inactive.

     Pan American Service Corporation, a wholly-owned subsidiary of the Bank, acts as trustee under certain deeds of trust originated through the Bank's mortgage lending activities and is presently inactive.

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

     Our ability to maintain or expand our current level of lending activity will depend on the availability and terms of our sources of financing. We fund our operations principally through deposits, FHLB advances and reverse repurchase agreements. The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions. Federal regulations restrict the Bank's ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank. Accordingly, the growth of our insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing. There can be no assurance that we will be able to develop additional financing sources on acceptable terms or at all. To the extent the Bank is unable to maintain its deposits and we are unable to develop additional sources of financing, we may have to restrict our lending activities, which would materially and adversely affect our financial condition, results of operations and business prospects. For more information, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

     Our California business focus and economic conditions in California could adversely affect our operations.

     UPFC has a concentration of lending in California. The performance of our loans may be affected by changes in California's economic and business conditions. The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on our financial condition, results of operations and business prospects.

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

     Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than UPFC. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. We compete in the nonprime automobile finance industry with commercial banks, the captive finance affiliates of automobile manufacturers, savings associations and companies specializing in nonprime automobile finance, many of which have established relationships with automobile dealerships and may offer dealerships or their customers other forms of financing, including dealer floor plan financing and lending, which are not offered by UPFC. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

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

     Continuing qualification as a qualified thrift lender may adversely affect our growth and performance.

     The Bank filed an application in 2000 for approval to convert from a federally-chartered savings association to a state chartered commercial bank due, in principal part, to lending restrictions which apply to federally-chartered thrifts under the QTL test. As a result of the discontinuation of its subprime mortgage business, management considered it to be more difficult for the Bank to remain in compliance with the QTL test or certain other consumer lending restrictions going forward. HOLA limits indirect consumer loans to 30% of assets. As of December 31, 2001, PAB indirect consumer loans comprised 29% of total assets. In December 2001, the Bank withdrew its application for charter conversion. Although we believe the bank can meet the QTL test in the future by adjusting and managing its sources of funds and controlling the growth and mix of its assets, our current and projected lending activities and our ability to grow may be adversely affected as a result of the requirement that we meet the QTL test in the future.

     Because we engage in a high level of "subprime" lending, we may be forced to meet higher capital requirements.

     The Bank engages in subprime lending, which is considered to be a high risk activity by the OTS unless there are sufficient controls. Although Management believes that its controls are sufficient, and customarily limits its subprime lending activities to ensure that additional regulatory capital exists with respect to such lending activities, the Bank may become subject to requirements that it maintain regulatory capital in an amount that could adversely affect its current lending activities or anticipated growth.

     Impact of inflation and changing prices may adversely affect our performance.

     The financial statements and notes thereto presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of the assets and liabilities of UPFC are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

     We may face other risks.

     From time to time, UPFC details other risks with respect to its business and financial results in its filings with the SEC.

Item 2. Properties

     In March 2001, our principal executive offices were moved from Irvine, California to premises consisting of approximately 13,300 square feet located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. As of December 31, 2001, UPFC maintained four branches for its banking business, 40 branches for its automobile finance business, one location for its insurance premium finance business and one office site for bank operations.

     All of our leased properties are leased for terms expiring on various dates to 2007, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $2.1 million at December 31, 2001 compared to $1.6 million at December 31, 2000.

Item 3. Legal Proceedings

     UPFC is a party from time to time in legal proceedings incidental to the conduct of its businesses. Management of UPFC believes that the outcome of such proceedings will not have a material effect upon its financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

                                     PART II

Item 5. Market For Registrant's Common Equity And Related Shareholder Matters

     The Common Stock has been traded on the Nasdaq National Market under the symbol "UPFC" since UPFC completed its initial public offering on April 23, 1998. As of March 15, 2002, we had approximately 400 shareholders of record and 15,571,400 outstanding shares of common stock. The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

Quarter Ended                    High     Low
-------------                   ------   ------
December 31, 2001               $ 5.35   $ 4.40
September 30, 2001              $ 6.21   $ 3.95
June 30, 2001                   $ 4.06   $ 1.19
March 31, 2001                  $ 1.69   $  .88

December 31, 2000               $ 1.94   $ 0.81
September 30, 2000              $ 1.25   $ 0.75
June 30, 2000                   $ 1.63   $ 0.78
March 31, 2000                  $ 2.31   $ 1.03

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

Item 6. Selected Financial Data

     The following table presents selected consolidated financial data for UPFC and is derived from and should be read in conjunction with the Consolidated Financial Statements of UPFC and the Notes thereto, which are included in this Annual Report on Form 10-K for the years ended December 31, 2001, 2000 and 1999. The selected consolidated financial data for the years ended December 31, 1998 and 1997 has been derived from our audited financial statements, which are not presented in this Annual Report.

(In thousands, except per share amounts)

                                                                                 At or For the
                                                                             Year Ended December 31,
                                                           ---------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           ---------   ---------   ---------   ---------   ---------
Statement of Operations Data
Interest income                                            $  58,152   $  44,375   $  28,803   $  24,540   $  19,809
Interest expense                                              19,522      14,563       6,033       7,839       8,793
                                                           ---------   ---------   ---------   ---------   ---------
     Net interest income                                      38,630      29,812      22,770      16,701      11,016
Provision for loan losses                                        615         201         432         293         507
                                                           ---------   ---------   ---------   ---------   ---------
     Net interest income after provision for loan losses      38,015      29,611      22,338      16,408      10,509
                                                           ---------   ---------   ---------   ---------   ---------
Non-interest income
     Loss on residual interests in securitizations                --     (11,374)         --          --          --
     Gains on sales of loans, net                              1,607          --          --         976          --
     Other non-interest income                                 1,097         462         974         936         702
                                                           ---------   ---------   ---------   ---------   ---------
          Total non-interest income (loss)                     2,704     (10,912)        974       1,912         702
                                                           ---------   ---------   ---------   ---------   ---------
Non-interest expense
     Compensation and benefits                                17,135      12,903      10,843       8,370       5,534
     Other expense                                            10,857      11,258       7,800       6,031       4,570
                                                           ---------   ---------   ---------   ---------   ---------
          Total non-interest expense                          27,992      24,161      18,643      14,401      10,104
                                                           ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations before income        12,727      (5,462)      4,669       3,919       1,107
taxes
Income taxes (benefit)                                         4,964      (2,094)      1,908       1,645         466
                                                           ---------   ---------   ---------   ---------   ---------
Income (loss) from continuing operations                       7,763      (3,368)      2,761       2,274         641
                                                           ---------   ---------   ---------   ---------   ---------
Income (loss) from discontinued operations, net of tax            --          --        (941)      4,489       5,607
Loss on disposal of discontinued operations, net of tax           --      (3,291)     (6,172)         --          --
                                                           ---------   ---------   ---------   ---------   ---------
Net income (loss)                                          $   7,763   $  (6,659)  $  (4,352)  $   6,763   $   6,248
                                                           =========   =========   =========   =========   =========
Earnings (loss) per share-basic: (1)
     Continuing operations                                 $    0.48   $   (0.21)  $    0.16   $    0.15   $    0.06
     Discontinued operations                               $      --   $   (0.20)  $   (0.42)  $    0.29   $    0.52
     Net income (loss)                                     $    0.48   $   (0.41)  $   (0.26)  $    0.44   $    0.58
     Weighted average shares outstanding                      16,017      16,392      16,854      15,263      10,739

Earnings (loss) per share-diluted: (1)
     Continuing operations                                 $    0.46   $   (0.21)  $    0.16   $    0.14   $    0.05
     Discontinued operations                               $      --   $   (0.20)  $   (0.41)  $    0.28   $    0.48
     Net income (loss)                                     $    0.46   $   (0.41)  $   (0.25)  $    0.42   $    0.53
     Weighted average shares outstanding                      16,931      16,392      17,253      16,143      11,875

Balance Sheet Data
Total assets                                               $ 689,573   $ 489,978   $ 438,290   $ 425,559   $ 310,754
Loans                                                        236,448     192,368     158,283     133,718     148,535
Loans held for sale                                              194         712     136,460     214,406     120,002
Allowance for loan losses                                    (17,460)    (15,156)    (14,139)    (10,183)     (6,487)
Deposits                                                     357,350     348,230     291,944     321,668     233,194
Notes payable and repurchase agreements                      114,776          --          --      10,930      12,930
FHLB advances                                                130,000      60,000          --          --      28,000
Warehouse lines of credit                                         --          --      54,415          --       6,237
Shareholders' equity                                          75,666      69,317      75,353      82,913      13,009

(In thousands, except per share amounts)

                                                                                At or For the
                                                                           Year Ended December 31,
                                                           --------------------------------------------------------
                                                             2001        2000        1999        1998        1997
                                                           --------    --------    --------   ----------   --------
Operating Data
Return on average assets from continuing operations            1.61%      (0.95)%      1.25%        1.04%      3.51%
Return on average shareholders' equity from continuing        10.61%      (4.61)%      3.39%        4.04%      7.37%
operations
Net interest margin                                            8.46%       9.39%      12.45%        9.13%      6.76%
Shareholders' equity to assets                                10.98%      14.15%      17.19%       19.48%      4.19%
Tangible capital ratio of Bank                                 7.24%       8.52%      10.60%        6.94%      7.27%
Core capital ratio of Bank                                     7.24%       8.52%      10.60%        6.94%      7.27%
Risk-based capital ratio of Bank                              15.71%      14.52%      10.24%       10.77%     12.34%

Asset Quality Data
Nonaccrual loans, net(2)                                   $  1,041    $  3,067    $ 13,157   $   18,632   $  6,633
Real estate owned                                                --         871       2,590        1,877        562
Total non-performing assets                                   3,681       3,938      15,747       20,509      7,195
Non-performing assets to total assets                          0.53%       0.80%       3.60%        4.82%      2.31%
Allowance for credit losses to loans held for investment       7.38%       7.88%       8.93%        7.62%      4.37%

Automobile Finance Data
Gross contracts purchased                                  $233,368    $174,645    $124,896   $   86,098   $ 44,056
Average discount on contracts purchased                        7.89%       8.08%       8.79%        9.12%      9.79%
Net charge-offs to average contracts                           5.23%       4.17%       4.05%        4.56%      4.94%
Number of branches                                               40          28          20           15         10

Insurance Premium Finance Data
Loans originated                                           $104,771    $100,085    $107,212   $  152,998   $145,167
Loans outstanding at period end                            $ 39,631    $ 34,185    $ 30,334   $   44,709   $ 39,990
Average net yield on loans originated                         14.72%      15.36%      12.73%       13.90%     14.01%
Average loan size at origination                           $    824    $    998    $    990   $    1,110   $  1,160
Net charge-offs to average loans                               0.81%       0.89%       1.41%        0.78%      0.35%

Subprime Mortgage Finance Data(3)
Loan origination activities
     Wholesale originations                                      --    $ 73,652    $789,327   $  807,382   $359,236
     Retail originations                                         --       2,345     173,389      382,359    219,386
                                                           --------    --------    --------   ----------   --------
          Total loan originations                                --    $ 75,997    $962,716   $1,189,741   $578,622
     Percent of loans secured by first mortgages                 --          96%         97%          96%        96%
     Weighted average initial loan-to-value ratio                --          76%         76%          75%        75%
     Originations by product type                                --
          Adjustable-rate mortgages                              --          86%         76%          71%        82%
          Fixed-rate mortgages                                   --          14%         24%          29%        18%
     Average balance per loan                                    --    $    104    $    109   $       99   $    104
Loans sold through whole loan transactions                             $215,133    $552,200   $1,084,701   $360,210
Loan securitizations                                             --          --    $458,011           --   $114,904

----------
(1) Earnings (loss) per share is based on the weighted average shares of Common Stock outstanding during the period adjusted for the 1,875-for-1 stock split effective in November 1997
(2)  Nonaccrual loans are net of specific loss allowances.
(3) The subprime mortgage finance data presented is related to our discontinued mortgage operations.

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

Critical Accounting Policies

     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

     Accounting for the allowance for loan losses involves significant judgments and assumptions by management, which has a material impact on the carrying value of net loans; management considers this accounting policy to be a critical accounting policy. The judgments and assumptions used by management are based on historical data and management's view of the current economic environment as described in "Allowance for Loan Losses".

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

     General

     In 2001 UPFC reported income from continuing operations of $7.8 million, or $0.46 per diluted share, compared with a loss from continuing operations of $3.4 million, or $0.21 per diluted share for the same period a year ago. Including discontinued operations, we reported income of $7.8 million, or $0.46 per diluted share in 2001, compared with a net loss of $6.7 million, or $0.41 per diluted share in 2000.

     Contributing to our 2000 loss from continuing operations were charges as described below.

     We recorded a pre-tax charge of $11.4 million during 2000 to reflect a write-down in the value of residual interests arising from our 1999 subprime mortgage securitizations. The residual interests were sold in January 2001 and were valued at December 31, 2000 according to the sale price and terms of this contract.

     A pre-tax charge of $1.3 million, which was included in other expenses in the statement of operations, was also recorded during 2000, relating to a write-down of our goodwill arising from the 1998 purchase of Norwest Financial Coast's insurance premium finance operations. The write-down reflects impairment in the value of this goodwill as a result of a decline in future benefits expected to be received from this acquisition as a result of a change in market conditions.

     Interest income for the year ended December 31, 2001 increased to $58.2 million compared with $44.4 million in 2000 while net interest income increased to $38.6 million for the year ended December 31, 2001 from $29.8 million in the same period a year ago. Gross automobile receivables increased from $176.3 million at December 31, 2000 to $232.9 million at December 31, 2001 accounting for much of the increase in interest income and net interest income.

Interest Income

     Interest income increased from $44.4 million for the twelve months ended December 31, 2000 to $58.2 million for the twelve months ended December 31, 2001 due primarily to a $139.0 million increase in average interest earning assets, partially offset by a 123 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $50.1 million, and securities, which increased $98.4 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was primarily a result of the reinvestment of proceeds received from the sale of discontinued mortgage assets and the increase in assets required for the Bank to meet the QTL test of the OTS.

     The decline in the average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans, and to a general decline in market interest rates. Securities, with an average yield of 5.11%, comprised 54% of our average interest earning assets at December 31, 2001 compared with 46% of our average interest earning assets at December 31, 2000.

Interest Expense

     Interest expense increased from $14.6 million for the twelve months ended December 31, 2000 to $19.5 million for the twelve months ended December 31, 2001, due to a $134.0 million increase in average interest bearing liabilities, partially offset by a 61 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest component of the increase in interest bearing liabilities was deposits of the Bank, which increased from an average balance of $241.0 million in 2000 to $362.5 million in 2001. The increase in average deposits was due primarily to the reallocation of deposits to continuing operations compared to a year ago. There were no deposits allocated to discontinued operations in 2001.

     The average cost of deposits decreased from 5.42% for 2000 to 5.00% for 2001, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

Average Balance Sheets

     The following tables set forth information relating to our continuing operations for the years ended December 31, 2001, 2000 and 1999. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

                                                                       Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                        2001                                       2000
                                      ---------------------------------------   -------------------------------------------
                                                                      Average                                       Average
                                        Average                        Yield/        Average                         Yield/
                                      Balance /(2)/   Interest/(1)/    Cost     Balance/(1)//(2)/   Interest/(1)/    Cost
                                      -------------   -------------   -------   -----------------   -------------   -------
                                                                      (Dollars in thousands)
Assets
Interest earnings assets
   Securities                           $244,479         $12,504         5.11%       $146,129           $9,561        6.54%
   Mortgage loans, net/(3)/                3,938             429        10.89%         18,546            1,630        8.79%
   IPF loans, net/(4)/                    35,757           5,265        14.72%         30,647            4,791       15.63%
   Automobile installment
   contracts, net/(5)/                   172,424          39,954        23.17%        122,280           28,393       23.22%
                                        --------         -------                     --------           ------
      Total interest earning assets      456,598          58,152        12.74%        317,602           44,375       13.97%
                                                         -------                                        ------
Non-interest earning assets               26,141                                       33,410
                                        --------                                     --------
      Total assets                      $482,739                                     $351,012
                                        ========                                     ========

Liabilities and Equity
Interest bearing liabilities
     Customer deposits                   362,503          18,119         5.00%        240,974           13,057        5.42%
     Notes payable                         4,503             157         3.46%             --               --          --
     FHLB advances                        30,830           1,246         4.04%         22,877            1,506        6.58%
                                        --------         -------                     --------           ------
      Total  interest   bearing
      liabilities                        397,836          19,522         4.91%        263,851           14,563        5.52%
                                                         -------                                        ------
Non-interest bearing liabilities          11,724                                       14,102
                                        --------                                     --------
      Total liabilities                  409,560                                      277,953
Equity                                    73,179                                       73,059
                                        --------

                                                Year Ended December 31,
                                      -------------------------------------------
                                                          1999
                                      -------------------------------------------
                                                                          Average
                                          Average                          Yield/
                                      Balance/(1)//(2)/   Interest/(1)/    Cost
                                      -----------------   -------------   -------
Assets
Interest earnings assets
   Securities                              $ 37,682           $1,800         4.78%
   Mortgage loans, net/(3)/                  25,229            2,316         9.18%
   IPF loans, net/(4)/                       37,681            5,271        13.99%
   Automobile installment
   contracts, net/(5)/                       82,294           19,416        23.59%
                                           --------           ------
      Total interest earning assets         182,886           28,803        15.75%
                                                              ------
Non-interest earning assets                  37,450
                                           --------
      Total assets                         $220,336
                                           ========

Liabilities and Equity
Interest bearing liabilities
     Customer deposits                      119,049            5,787         4.86%
     Notes payable                            4,919              246         5.01%
     FHLB advances                                6               --         5.84%
                                           --------           ------
      Total  interest bearing
      liabilities                           123,974            6,033         4.87%
                                                              ------
Non-interest bearing liabilities             15,029
                                           --------
      Total liabilities                     139,003
Equity                                       81,333
                                           --------

                                                                     Year Ended December 31,
                                      -------------------------------------------------------------------------------------
                                                        2001                                       2000
                                      ---------------------------------------   -------------------------------------------
                                                                      Average                                       Average
                                        Average                        Yield/        Average                         Yield/
                                      Balance /(2)/   Interest/   /    Cost     Balance/(1)//(2)/   Interest/(1)/    Cost
                                      -------------   -------------   -------   -----------------   -------------   -------
        Total   liabilities   and                                                    --------
equity                                   $482,739                                    $351,012
                                         ========                                    ========
Net interest income before
provision for loan losses                                $38,630                                       $29,812
                                                         =======                                       =======
Net interest rate spread/(6)/                                            7.83%                                        8.45%
Net interest margin/(7)/                                                 8.46%                                        9.39%
Ratio of  interest  earning  assets
to interest bearing liabilities                                        114.77%                                      120.37%


                                                Year Ended December 31,
                                      -------------------------------------------
                                                          1999
                                      -------------------------------------------
                                                                          Average
                                          Average                          Yield/
                                      Balance/(1)//(2)/   Interest/(1)/    Cost
                                      -----------------   -------------   -------
      Total liabilities and
equity                                    $220,336
                                          ========
Net interest income before
provision for loan losses                                    $22,770
                                                             =======
Net interest rate spread/(6)/                                               10.88%
Net interest margin/(7)/                                                    12.45%
Ratio of interest earning assets
to interest bearing liabilities                                            147.50%

----------
/(1)/ The table above excludes average assets and liabilities of our mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the consolidated statements of operations. Allocated assets and liabilities for 2000 and 1999 are shown below. There were no such allocations in 2001.

                                                                  Year Ended December 31,
                                                                     2000         1999
                                                                  ---------     ---------
Average assets of continuing operations                            $351,012      $220,336
Average mortgage loans of discontinued operations                    63,264       235,124
                                                                   --------      --------
Total average assets                                               $414,276      $455,460
                                                                   ========      ========

Average liabilities and equity of continuing operations            $351,012      $220,336
Average customer deposits allocated to discontinued operations       61,468       189,720
Average warehouse lines of credit of discontinued operations          1,796        45,404
                                                                   --------      --------
Total average liabilities and equity                               $414,276      $455,460
                                                                   ========      ========

/(2)/ Average balances are measured on a month-end basis.
/(3)/ Net of deferred loan origination fees, unamortized discounts and premiums;
      includes non-performing loans.
/(4)/ Includes non-performing loans.
/(5)/ Net of unearned finance charges; includes non-performing loans.
/(6)/ Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities. /(7)/ Net interest margin represents net interest income divided by average interest earning assets.

Rate and Volume Analysis

     The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense from continuing operations during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rate (changes in rate multiplied by prior volume) and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                                                        Year Ended                       Year Ended
                                                     December 31, 2000                December 31, 1999
                                                         Compared to                     Compared to
                                                         Year Ended                      Year Ended
                                                     December 31, 2001                December 31, 2000
                                               -----------------------------    -----------------------------
(Dollars in thousands)                                Increase (Decrease)              Increase (Decrease)
                                                           Due to                          Due to
                                               -----------------------------    -----------------------------
                                               Volume       Rate       Net      Volume      Rate     Net/(1)/
                                               -------    -------    -------    -------    ------    --------
Interest earning assets
     Securities                                $ 4,356    $(1,413)   $ 2,943    $ 6,878    $  883    $  7,761
     Mortgage loans, net                        (1,728)       527     (1,201)      (591)      (95)       (686)
     IPF loans, net                                727       (253)       474     (1,296)      816        (480)
     Automobile installment contracts, net      11,620        (59)    11,561      9,280      (303)      8,977
                                               -------    -------    -------    -------    ------    --------
       Total interest earning assets            14,975     (1,198)    13,777     14,271     1,301      15,572
                                               -------    -------    -------    -------    ------    --------
Interest bearing liabilities
     Customer deposits                           5,981       (919)     5,062      6,540       730       7,270
     Notes payable                                 157          0        157       (123)     (123)       (246)
     FHLB advances                               2,341     (2,601)      (260)     1,505         1       1,506
                                               -------    -------    -------    -------    ------    --------
       Total interest bearing liabilities        8,479     (3,520)     4,959      7,922       608       8,530
                                               -------    -------    -------    -------    ------    --------
Change in net interest income                  $ 6,496    $ 2,322    $ 8,818    $ 6,349    $  693    $  7,042
                                               =======    =======    =======    =======    ======    ========

----------
/(1)/ The table excludes interest income and interest expense from our mortgage operations as these items are reported as discontinued operations in the consolidated statements of operations.

Provision for Loan Losses

     Total provision for loan losses was $615,000 for the year ended December 31, 2001. Of this, $365,000 was the provision for loan losses reflecting estimated credit losses associated with our insurance premium finance business, compared with $201,000 for the year ended December 31, 2000. This increase resulted from the growth in the insurance premium finance loan portfolio as well as an increase in the allocation percentage from 1% of loans in 2000 to 1.25% in 2001. Also, after review of loss experience, an additional $250,000 provision for loan losses was recognized in connection with the existing auto loan portfolio. No comparable provision for the auto loan portfolio was recognized in 2000.

     In addition to the provision for loan losses, our allowance for loan losses is also increased by an allocation of acquisition discounts related to the purchase of automobile installment contracts. We allocate the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses. At December 31, 2001, we allocated 10.5% of the net contract purchased to provision for loan losses compared to 9.0% at December 31, 2000.

     Our total allowance for losses was $17.5 million at December 31, 2001 compared with $15.2 million at December 31, 2000, representing 7.4% of loans held for investment at December 31, 2001 and 7.9% at December 31, 2000. Net charge-offs to average loans were 4.9% for the year ended December 31, 2001 compared with 5.0% in 2000.

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

Non-interest Income

     Non-interest income increased $13.6 million, from a loss of $10.9 million in 2000 to $2.7 million in 2001. The increase resulted from an $11.4 million pre-tax write-down of the value of residual interests in securitizations in 2000 and a $1.6 million gain on sales of loans in 2001. We sold our residual interests in securitizations in January 2001 and this sale was used to determine the fair value of these assets at December 31, 2000.

     Other components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items increased $635,000 from $462,000 for the twelve months ended December 31, 2000 to $1.1 million for the twelve months ended December 31, 2001. Included in non-interest income is a charge of $500,000 in both 2000 and 2001 in connection with the write-off of UPFC's investment in AirTime Technology, related to the discontinued World Cash subsidiary.

Non-interest Expense

     Non-interest expense increased $3.8 million, from $24.2 million for the twelve months ended December 31, 2000 to $28.0 million for the twelve months ended December 31, 2001. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $4.2 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $602,000, reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area. Overall, other expenses decreased $1.0 million during 2001 compared to 2000. This decrease resulted from a $1.3 million pretax charge in 2000 in connection with the write-down of goodwill arising from the 1998 purchase of Northwest Financial Corp's insurance premium operations and a $700,000 pre-tax provision in 2000 for the relocation of certain offices with no comparable expenses in 2001. These reductions were partially offset by a $1.0 million increase during 2001 compared to 2000 in other operating expense, including professional fees, supplies, data processing, telephone and postage, as a result of growth in our automobile lending operation.

Income Taxes (Benefit)

     Income taxes (benefit) increased $7.1 million, from a benefit of $2.1 million for the twelve months ended December 31, 2000 to $5.0 million for the twelve months ended December 31, 2001. This increase occurred as a result of an $18.2 million increase in income from continuing operations before income taxes between the two periods.

Discontinued Operations - Mortgage Finance

     As announced on February 9, 2000, we discontinued our subprime mortgage origination operations. All related operating activity of the mortgage operations has been reclassified and reported as discontinued operations in our consolidated financial statements. In connection with the wind-down of these operations, sales of subprime mortgage loans in 2001 were $21.9 million, compared with $215.1 million in 2000. We originated no new sub prime mortgage loans during 2001 compared with $76.0 million during the year ended December 31, 2000.

     During the second quarter of 2000, a charge of $3.3 million, net of tax, was recorded related to loss on disposal of our subprime mortgage finance business. Included in our statement of financial condition as of December 31, 2001, is a reserve of $1.0 million consisting primarily of lease and other contractual obligations related to the estimated remaining costs of discontinuing the subprime mortgage operations. If actual costs of disposal are higher than anticipated, additional charges may be required in subsequent periods' results of operations.

     In determining net interest income charged to discontinued operations, we included all interest income from our mortgage finance business less an allocation for interest expense. We allocated average deposits of $61.5 million for the year ended December 31, 2000 and average warehouse lines of credit of $1.8 million for the year ended December 31, 2000. No such allocation was required in 2001.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

     Total assets increased $199.6 million, from $490.0 million at December 31, 2000 to $689.6 million at December 31, 2001. The increase occurred primarily as a result of a $98.1 million increase in cash and cash equivalents, from $42.6 million at December 31,2000 to a $140.7 million at December 31, 2001, a $61.6 million increase in securities available for sale, from $223.3 million at December 31, 2000 to $284.8 million at December 31, 2001, and a $44.0 million increase in loans from $192.4 at December 31, 2000 to $236.4 at December 31, 2001.

     Loans increased as a result of planned increases in our auto loan portfolio and securities available for sale and cash and cash equivalents increased as a result of the reinvestment of proceeds of increased borrowings from FHLB and reverse repurchase agreements. The increase in assets is required in order for UPFC to meet the 30% limitation on our auto loans as required by the QTL.

     Residual interests in securitizations consisted of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization. Our residual interests were $8.9 million at December 31, 2000. UPFC sold all of the residual interests arising from the 1999 securitizations in January 2001. Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the net cash proceeds received at the settlement date in January 2001.

     Premises and equipment increased from $1.6 million at December 31, 2000 to $2.1 million at December 31, 2001 primarily as a result of the continuing growth of our auto finance business.

     Deposit accounts increased $9.1 million, from $348.2 million at December 31, 2000 to $357.3 million at December 31, 2001. This increase was primarily due to an increase in brokered CD's from $28.6 million at

December 31, 2000 to $51.5 million at December 31, 2001. Retail deposits decreased $21.1 million, from $299.1 million at December 31, 2000 to $278.0 million at December 31, 2001.

     Other interest bearing liabilities include FHLB advances and repurchase agreements. FHLB advances were $130.0 million at December 31, 2001 compared with $60.0 million at December 31, 2000. Reverse repurchase agreements were $114.8 as of December 31 2001. There were no outstanding repurchase agreements at December 31, 2000. The increase in FHLB advances and repurchase agreements was primarily due to our use of wholesale borrowings as an alternative to deposits as a funding source for asset growth.

     Net deferred tax assets were $6.9 million at December 31, 2001 due principally to temporary differences in the recognition of reserves for loan losses and discontinued operations for federal and state income tax reporting and financial statement reporting purposes.

     Shareholders' equity increased from $69.3 million at December 31, 2000 to $75.7 million at December 31, 2001, as a result of our 2001 profit of $7.8 million, $247,000 of unrealized gain on securities and a $1.4 million increase as a result of stock options in the second quarter of 2001, partially offset by a $3.1 million repurchase of UPFC stock.

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

     At December 31, 2001, the Bank's sensitivity measure resulting from a 100 basis point decrease in interest rates was 25 basis points and would result in a $2.5 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 126 basis points and would result in a $11.1 million decrease in the NPV of the Bank. At December 31, 2001, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2001 and December 31, 2000 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). The increase in sensitivity for December 31, 2001, as compared to December 31, 2000 is a result of the Bank's purchase of securities, which are more sensitive to movements in market interest rates. The Bank acquired these securities in order to manage its sources of funds and the mix of its assets to ensure it meets the QTL test. The December 31, 2001 table does not include data for -200 bp or -300 bp because these changes in rates would infer negative interest rates and are therefore not relevant.

                          Interest Rate Sensitivity of Net Portfolio Value
                                        December 31, 2001

                                       Net Portfolio Value                      NPV as % of Portfolio Value of Assets
                       ------------------------------------------------------   -------------------------------------
Change in Rates        $ Amount        $ Change              % Change              NPV Ratio              Change
---------------        --------        --------              --------           --------------        ---------------
                                                       (Dollars in thousands)
   +300 bp              $75,034        $(19,212)               -20%                 10.59%                -223 bp
   +200 bp               83,139         (11,107)               -12%                 11.57%                -126 bp
   +100 bp               89,713          (4,533)                -5%                 12.33%                 -50 bp
      0 bp               94,246              --                 --%                 12.83%                  -- bp
   -100 bp               96,738           2,492                  3%                 13.08%                 +25 bp
   -200 bp                   --              --                 --                     --                   --
   -300 bp                   --              --                 --                     --                   --

                                                 December 31, 2001
                                  Net Portfolio Value                           NPV as % of Portfolio Value of Assets
                       ------------------------------------------------------   -------------------------------------
Change in Rates        $ Amount        $ Change              % Change              NPV Ratio              Change
---------------        --------        --------              --------           --------------        ---------------
                                                       (Dollars in thousands)
   +300 bp              $57,293        $ (3,042)                -5%                 11.64%                 -43 bp
   +200 bp               58,616          (1,719)                -3%                 11.84%                 -23 bp
   +100 bp               59,635            (700)                -1%                 11.98%                 -09 bp
      0 bp               60,335              --                 --%                 12.07%                  -- bp
   -100 bp               60,830             495                 +1%                 12.12%                 +05 bp
   -200 bp               62,308           1,973                 +3%                 12.34%                 +27 bp
   -300 bp               64,358           4,023                 +7%                 12.65%                 +58 bp

Liquidity and Capital Resources

     General

     UPFC's primary sources of funds are retail and wholesale deposits, FHLB advances, reverse repurchase agreements, principal and interest payments on loans, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We have continued to maintain the required levels of liquid assets as defined by OTS regulations. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     A major source of funds consists of deposits obtained through the Bank's retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts and fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically, based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At December 31, 2001, such retail deposits were $278.0 million or 77.8% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at December 31, 2001, wholesale deposits were $79.4 million or 22.2% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Brokered deposits are originated through major dealers specializing in such products. Included in wholesale deposits at December 31, 2001 are $51.5 million of broker-originated deposits.

     The following table sets forth the average balances and rates paid on each category of deposits for the dates indicated.

                                  2001                  2000                  1999
                          -------------------   ----------------------   -------------------
                                     Weighted                 Weighted              Weighted
                                      Average                  Average               Average
                           Balance     Rate     Balance         Rate     Balance      Rate
                          --------   --------   --------      --------   --------   --------
                                                (Dollars in thousands)
Passbook accounts         $ 41,690     2.42%    $ 45,811        4.26%    $ 50,672     4.24%
Checking accounts           14,662     1.46%      14,394        2.10%      13,064     1.84%
Certificates of deposit
   Under $100,000          226,368     5.47%     171,975        5.94%     176,983     5.20%
   $100,000 and over        79,783     5.65%      70,262        6.16%      68,050     5.45%
                          --------              --------                 --------
     Total                $362,503     5.00%    $302,442        5.55%    $308,769     4.96%
                          ========              ========                 ========

     The following table sets forth the time remaining until maturity for all CDs at December 31, 2001, 2000 and 1999.

                                 December 31,        December 31,        December 31,
                                     2001               2000                 1999
                                -------------   ----------------------   ------------
                                                (Dollars in thousands)
Maturity within one year          $237,683            $257,710             $199,110
Maturity within two years           46,170              36,440               28,770
Maturity within three years          7,657                 100                  149
Maturity over three years            4,117
                                  --------            --------             --------
Total certificates of deposit     $295,624            $294,250             $228,029
                                  ========            ========             ========

     The following table sets forth the time remaining until maturity for CD's with balances of $100,000 and over at December 31, 2001, 2000 and 1999.

                            December 31,       December 31,         December 31,
                                2001               2000                1999
                           -------------   ----------------------   ------------
                                           (Dollars in thousands)
Maturity in:
Less than 3 months            $31,993            $24,859              $21,342
3-6 months                     19,560             24,872               14,767
6-12 months                    20,663             21,257               19,696
Over 12 months                 10,427             11,835                8,350
                              -------            -------              -------
                              $82,643            $82,823              $64,155
                              =======            =======              =======

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

     At December 31, 2001, the Bank exceeded all of its regulatory capital requirements with tangible capital of $49.7 million, or 7.24% of total adjusted assets, which is above the required level of $10.3 million, or 1.50%; core capital of $49.7 million, or 7.24% of total adjusted assets, which is above the required level of $20.6 million, or 3.00% and risk-based capital of $53.2 million, or 15.71% of risk-weighted assets, which is above the required level of $27.1 million, or 8.00%

     Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at December 31, 2001.

     UPFC has other sources of liquidity, including FHLB advances, repurchase agreements and the liquidity and short-term securities portfolio. Through the Bank, we may obtain advances from the FHLB collateralized by securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB's assessment of an institution's credit-worthiness. As of December 31, 2001, the Bank's borrowing capacity under this credit facility was $137.9 million with $7.9 million unused.

     The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and warehouse lines of credit) at or for the periods ended on the dates indicated.

                                             At or For Years Ended December 31,
                                           -------------------------------------
                                             2001           2000          1999
                                           ---------      -------      ---------
                                                  (Dollars in thousands)
FHLB advances
     Maximum month-end balance              $130,000      $60,000      $  2,300
     Balance at end of period                130,000       60,000            --
     Average balance for period               30,830       22,877             6
     Weighted  average  interest
       rate  on  balance  at end
       of period                                1.97%        6.81%           --%
     Weighted  average  interest
       rate on average  balance
       for period                               4.04%        6.58%         5.84%

Warehouse lines of credit
     Maximum month-end balance                    --      $26,623      $159,342
     Balance at end of period                     --           --        54,415
     Average balance for period                   --        1,796        45,404
     Weighted  average  interest
       rate  on  balance  at end
       of period                                  --           --%         5.78%
     Weighted  average  interest
       rate on average  balance
       for period                                 --         6.27%         5.84%

Repurchase agreements                                          --            --
     Maximum month-end balance              $114,776           --            --
     Balance at end of period                114,776           --            --
     Average balance for period                4,503           --            --
     Weighted  average  interest
       rate  on  balance  at end
       of period                                2.37%          --            --
     Weighted  average  interest
       rate on average  balance
       for period                               3.46%          --            --

     UPFC had no material contractual obligations or commitments for capital expenditures at December 31, 2001.

Lending Activities

     Summary of Loan Portfolio. At December 31, 2001 our loan portfolio constituted $236.6 million, or 34.3% of our total assets.

     The following table sets forth the composition of our loan portfolio at the dates indicated.

                                                                        December 31,
                                                -------------------------------------------------------------
(Dollars in thousands)                            2001          2000         1999         1998        1997
                                                ---------    ---------    ---------    ---------    ---------
Consumer Loans
Automobile installment contracts                $ 232,902    $ 176,255    $ 128,093    $  83,921    $  40,877
Insurance premium finance                          28,710       25,843       23,846       40,440       39,990
Other consumer loans                                   98          577          864        1,209          267
                                                ---------    ---------    ---------    ---------    ---------
     Total consumer loans                         261,710      202,675      152,803      125,570       81,134
                                                ---------    ---------    ---------    ---------    ---------
Mortgage Loans
Mortgage loans (purchased primarily from RTC)          --       16,784       21,835       32,328       81,995
Subprime mortgage loans                               352        1,845      149,876      213,687      125,377
                                                ---------    ---------    ---------    ---------    ---------
     Total mortgage loans                             352       18,629      171,711      246,015      207,372
                                                ---------    ---------    ---------    ---------    ---------
Commercial Loans
Insurance premium finance                          10,921        8,342        6,488        4,269           --
Other commercial loans                                 --           55           15           36           --
                                                ---------    ---------    ---------    ---------    ---------
     Total commercial loans                        10,921        8,397        6,503        4,305           --
                                                ---------    ---------    ---------    ---------    ---------
     Total loans                                  272,983      229,701      331,017      375,890      288,506
Unearned discounts and premiums                        --         (728)        (954)        (212)      (2,901)
Unearned finance charges                          (18,881)     (20,737)     (21,181)     (17,371)     (10,581)
Allowance for loan losses                         (17,460)     (15,156)     (14,139)     (10,183)      (6,487)
                                                ---------    ---------    ---------    ---------    ---------
     Total loans, net                           $ 236,642    $ 193,080    $ 294,743    $ 348,124    $ 268,537
                                                =========    =========    =========    =========    =========

     Loan Maturities. The following table sets forth the dollar amount of loans maturing in our loan portfolio at December 31, 2001 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for losses.

                                                           At December 31, 2001
                    -------------------------------------------------------------------------------------------
                               More Than 1   More Than 3   More Than 5   More Than 10
                    One Year     Year to       Years to     Years to      Years to 20   More Than 20    Total
                    or Less      3 Years       5 Years      10 Years         Years          Years       Loans
                    --------   -----------   -----------   -----------   ------------   ------------   --------
                                                       (Dollars in thousands)
Consumer loans      $ 35,625    $ 95,415      $ 130,395       $ 275          $  --           $--       $261,710
Mortgage loans            --          --             --          --            352            --            352
Commercial loans      10,921          --             --          --             --            --         10,921
                    --------   ---------      ---------       -----         ------           ---       --------
     Total           $46,546    $ 95,415      $ 130,395        $275           $352           $--       $272,983
                    ========   =========      =========       ======        ======           ===       ========

     The following table sets forth, at December 31, 2001, the dollar amount of loans receivable that were contractually due after one year and indicates whether such loans have fixed or adjustable interest rates.

                                                Due After December 31, 2002
                                         ---------------------------------------
                                          Fixed         Adjustable        Total
                                         --------       ----------      --------
                                                      (In thousands)
Consumer loans                           $226,085          $  0         $226,085
Mortgage loans                                 --           352              352
Commercial loans                               --            --               --
                                         --------          ----         --------
Total                                    $226,085          $352         $226,437
                                         ========          ====         ========

Classified Assets and Allowance for Loan Losses

     UPFC monitors levels and trends of loan delinquencies to assure the allowance for loan losses remains adequate. For UACC loans a percentage of each new loan, currently 10.5% of net contract amount, is allocated to the allowance for loan losses. This percentage is established by reviewing historical trends and levels of delinquencies and charge offs. This percentage reflects the level of losses expected over the life of the loans. Periodically thereafter, management reviews the level of allowance for loan losses in light of any major changes in delinquencies and charge offs to assure the balance remains adequate to protect UPFC from unexpected loss. If this review reflects possible weakness, management will allocate an additional provision for loan loss, charged against current earnings, to maintain appropriate levels of allowance for loan losses. For IPF loans, management establishes a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 1.25% of loans, that it feels is adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses.

     The following table sets forth the remaining balances of all loans (before specific reserves for losses) that were more than 30 days delinquent at December 31, 2001, 2000 and 1999.

Loan
-----           December 31,   % of Total   December 31,   % of Total   December 31,   % of Total
Delinquencies      2001          Loans         2000          Loans         1999          Loans
-------------   ------------   ----------   ------------   ----------   ------------   ----------
                                              (Dollars in thousands)
30 to 59 days      $1,368         0.6%        $  953           0.5%        $ 3,071       1.0%
60 to 89 days         776         0.3%           494           0.3%          2,443       0.8%
90+ days              942         0.4%         2,374           1.2%         13,307       4.6%
                   ------         ---         ------           ---         -------       ---
Total              $3,086         1.3%        $3,821           2.0%        $18,821       6.4%
                   ======         ===         ======           ===         =======       ===

     Nonaccrual and Past Due Loans. UPFC's general policy is to discontinue accrual of interest on a mortgage loan when it is two payments or more delinquent and, accordingly, loans are placed on non-accrual status generally when they are 60-89 days delinquent. A non-mortgage loan is charged-off or placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower's ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts which are deemed fully or partially uncollectible by management are generally fully reserved or charged-off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral. We do not generally modify, extend or rewrite loans.

     The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at December 31, 2001, 2000, 1999, 1998 and 1997

                                                                        December 31,
                                               ------------------------------------------------------------
                                                 2001         2000        1999          1998         1997
                                               ---------    ---------   ----------   ----------   ---------
Nonaccrual loans
     Single-family residential                 $     352    $   2,281   $   15,825   $   19,242   $   5,766
     Multi-family residential and commercial          --           --          100          214         605
     Consumer and other loans                        688        1,323        1,060        1,168       1,426
                                               ---------    ---------   ----------   ----------   ---------
          Total                                $   1,040    $   3,604   $   16,985   $   20,624   $   7,797
                                               =========    =========   ==========   ==========   =========
Nonaccrual loans as a percentage of
     Total loans held for investment                0.44%        1.87%       10.73%       15.42%       5.25%
     Total assets                                   0.15%        0.74%        3.88%        4.85%       2.51%
Allowance for loan losses as a percentage of
     Total loans held for investment                7.38%        7.88%        8.93%        7.62%       4.37%
     Nonaccrual loans                            1678.84%      420.53%       83.24%       49.37%      83.20%

     The amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $21,000 for the year December 31, 2001, $176,000 for the year ended December 31, 2000, and $1.4 million for the year ended December 31, 1999. The total amount of interest income recognized on nonaccrual loans was $0, $698,000 and $1.4 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Real Estate Owned. Real estate acquired through foreclosure or by deed in lieu of foreclosure ("REO") is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, an allowance for estimated losses is established when the recorded value exceeds fair value less estimated selling costs. Holding and maintenance costs related to real estate owned are recorded as expenses in the period incurred. Real estate owned was $0 at December 31, 2001, $871,000 at December 31, 2000 and $2.6 million at December 31, 1999 and consisted entirely of one to four family residential properties.

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of UPFC for the periods indicated.

                                                                              At or For the
                                                                                Year Ended
                                                                               December 31,
                                                         ---------------------------------------------------
                                                           2001       2000       1999       1998      1997
                                                         --------   --------   --------   --------   -------
                                                                        (Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year                             $ 15,156   $ 14,139   $ 10,183   $  6,487   $ 5,356
     Provision for loan losses - continuing operations        615        201        432        293       507
     Provision for loan losses - discontinued                  --      2,396      7,376      5,560        --
operations
     Charge-offs
          Mortgage loans                                   (1,713)    (6,402)    (7,525)    (4,536)     (373)
          Consumer loans                                   (9,173)    (6,025)    (4,395)    (3,793)   (2,101)
                                                         --------   --------   --------   --------   -------
               Total charge-offs                          (10,886)   (12,427)   (11,920)    (8,329)   (2,474)
     Recoveries
          Mortgage loans                                      140        327        296        452        77
          Consumer loans                                      266        286        414      1,138     1,068
                                                         --------   --------   --------   --------   -------
               Total recoveries                               406        613        710      1,590     1,145
                                                         --------   --------   --------   --------   -------
     Net charge-offs                                      (10,480)   (11,814)   (11,210)    (6,739)   (1,329)
     Acquisition discounts allocated to loss allowance     12,169     10,234      7,358      4,582     1,953
                                                                               --------   --------   -------
Balance at end of year                                   $ 17,460   $ 15,156   $ 14,139   $ 10,183   $ 6,487
                                                         ========   ========   ========   ========   =======
     Annualized net charge-offs to average loans             4.94%      5.03%      2.95%      1.73%     0.60%
     Ending allowance to period end loans, net               7.38%      7.88%      8.93%      7.62%     4.37%

                                                                       At December 31,
                               ---------------------------------------------------------------------------
                                        2001                     2000                       1999
                               -----------------------   -----------------------   -----------------------
                                          Percent of                Percent of                Percent of
                                         Loans in Each             Loans in Each             Loans in Each
                                Amount     Category to    Amount    Category to     Amount     Category to
                                          Total Loans               Total Loans               Total Loans
                               -------   -------------   -------   -------------   -------   -------------
                                                          (Dollars in thousands)
Distribution of end of
period
  Allowance by  loan type
          Mortgage loans       $   159        0.1%       $ 2,174         8.3%      $ 5,800       19.9%
          Consumer loans        17,165       95.9%        12,982        87.7%        8,339       76.3%
          Commercial loans         136        4.0%            --         4.0%           --        3.8%
                               -------      -----        -------       -----       -------      -----
                               $17,460      100.0%       $15,156       100.0%      $14,139      100.0%
                               =======      =====        =======       =====       =======      =====

                                                        At December 31,
                               --------------------------------------------------------
                                          1998                        1997
                                         Percent of Loans             Percent of Loans
                                         in Each Category             in Each Category
                                Amount   to Total Loans      Amount   to Total Loans
                               -------   ----------------   -------   ----------------
                                            (Dollars in thousands)
Distribution of end of
period
     Allowance by  loan type
          Mortgage loans       $ 5,676         21.8%        $3,653           51.9%
          Consumer loans         4,507         78.2%         2,246           48.1%
          Commercial loans          --           --            588            --
                               -------        -----         ------          -----
                               $10,183        100.0%        $6,487          100.0%
                               =======        =====         ======          =====

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

     The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

                                                            December 31,
                                                 -----------------------------
                                                   2001       2000       1999
                                                 --------   --------   -------
                                                    (Dollars in thousands)
Balance at end of period
     Overnight deposits                          $135,267   $ 36,477   $85,500
     U.S. agency securities                       229,660    166,838     9,918
     U.S. agency mortgage-backed securities        35,016     46,376        --
     Mutual funds (mortgage-backed securities)     20,162     10,051        --
                                                 --------   --------   -------
     Total                                       $420,104   $259,742   $95,418
                                                 ========   ========   =======

The scheduled maturities and yields by security type are presented in the following tables:

                                                                            As of December 31, 2001
                                                  -------------------------------------------------------------------------
                                                  One Year or   After 1 Year to   After 5 Years to    Over 10
                                                     Less         Five Years          10 Years         Years       Total
                                                  -----------   ---------------   ----------------   --------   -----------
Maturity Distribution
     Overnight deposits                             $135,267      $      --         $    --          $     --   $   135,267
     U.S. agency securities                            5,594        110,752          31,461            81,852       229,659
     U.S. agency mortgage backed securities (1)           --             --              --            35,016        35,016
      Mutual funds (mortgage back securities)         20,162             --              --                --        20,162
                                                    --------      ---------         -------          --------   -----------
          Total                                     $161,023      $ 110,752         $31,461          $116,868   $   420,104
                                                    ========      =========         =======          ========   ===========
Weighted Average Yield
     Overnight deposits                                 1.23%            --%             --%              --%          1.23%
     U.S. agency securities                             1.74%          3.72%           3.80%            2.67%          3.35%
     U.S. agency mortgage backed securities (1)           --%            --%             --%            6.60%          6.60%
     Mutual funds (mortgage backed securities             --%            --%             --%              --%          3.59%
                                                    --------      ---------         -------          --------   -----------
          Total                                         1.54%          3.72%           3.80%            3.85%          2.95%
                                                    ========      =========         =======          ========   ===========

     (1)  Securities reflect stated maturities and not anticipated prepayments

                                                                         As of December 31, 2000
                                                  ------------------------------------------------------------------------
                                                  One Year or    After 1 Year    After 5 Years to    Over 10
                                                     Less       to Five Years        10 Years         Years       Total
                                                  -----------   -------------   -----------------   --------   -----------
Maturity Distribution
     Overnight deposits                           $    36,477      $    --           $   --         $     --   $    36,477
     U.S. agency securities                           166,838           --               --               --       166,838
     U.S. agency mortgage backed securities (1)            --           --               --           46,376        46,376
     Mutual funds (mortgage back securities)           10,151           --               --               --        10,051
                                                  -----------      -------           ------         --------   -----------
       Total                                      $   213,366      $    --           $   --         $ 46,376   $   259,742
                                                  ===========      =======           ======         ========   ===========
Weighted Average Yield
     Overnight deposits                                  5.69%          --%              --%              --%         5.69%
     U.S. agency securities                              6.27%          --%              --%              --%         6.27%
     U.S. agency mortgage backed securities (1)            --%          --%              --%            7.35%         7.35%
     Mutual funds (mortgage backed securities            6.59%          --%              --%              --%         6.59%
                                                  -----------      -------           ------         --------   -----------
       Total                                             6.19%          --%              --%            7.35%         3.64%
                                                  ===========      =======           ======         ========   ===========

     (1)  Securities reflect stated maturities and not anticipated prepayments

Impact of Inflation and Changing Prices

     The financial statements and notes presented herein have been prepared in accordance with Generally Accepted Accounting Principles in the United States of America ("GAAP"), which require the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of our operations. Unlike industrial companies, nearly all of the assets and liabilities of UPFC are monetary in nature. As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Recent Accounting Developments

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria which intangible assets acquired in a purchase method business combination must meet in order to be recognized and reported apart from goodwill. The adoption of this statement is not expected to have a material effect on UPFC.

     SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS No.142, UPFC plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of SFAS No.142, UPFC will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the adoption of this statement will have a material effect on UPFC.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, UPFC will recognize a gain or loss on settlement. Two provisions of SFAS No.143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no material impact on UPFC.

     In August 2001, the FASB issued SFAS No.144, " Accounting for the Impairment or Disposal of Long-lived Assets." For long-lived assets to be held and used, SFAS No.144 retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No.144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-assets" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spin off), SFAS No.144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin off if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No.144 retains the requirement of SFAS No.121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No.144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issue of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to `held and used". The provisions of SFAS No.144 are effective for fiscal years beginning after December 15 2001. It is not anticipated that the adoption of this statement will have a material effect on UPFC.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Finance Statements                              F-1
Independent Auditors' Report                                          F-2
Consolidated Statements of Financial Condition
   as of December 31, 2001 and 2000                                   F-3
Consolidated Statements of Operations for the
   years ended December 31, 2001, 2000 and 1999                       F-4
Consolidated Statements of Comprehensive Income for the
   years ended December 31, 2001, 2000 and 1999                       F-5
Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 2001, 2000 and 1999                       F-6

Consolidated Statements of Cash Flows for the                         F-7
   years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements                            F-9

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Item 10 is incorporated by reference to our 2002 definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001. The information required by Item 10 is set forth in the Sections entitled "Information About Directors and Executive Officers - Executive Officers and Key Employees," and "Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2001".

Item 11. Executive Compensation

     Item 11 is incorporated by reference to the Sections entitled "Information About Directors and Executive Officers" contained in the 2002 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     Item 12 is incorporated by reference to the Section entitled "Information About UPFC Stock Ownership" contained in the 2002 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

Item 13. Certain Relationships and Related Transactions

     Item 13 is incorporated by reference to the Section entitled "Information About Directors and Executive Officers - Relationships and Related Transactions" contained in the 2002 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2001.

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

10.21*        Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan
              Bank of San Francisco and Pan American Bank, FSB.

10.35*        Inter-Company Agreement dated May 1, 1994, between Pan American Financial, Inc. and Pan
              American Bank, FSB.

10.40*        Employment Agreement dated October 1, 1997, between Pan American Group, Inc., Pan American
              Bank FSB and Guillermo Bron.

10.40.1*      Amendment No. 1 to Employment Agreement dated November 1, 1997, between the
              Pan American Group, Inc., Pan American Bank FSB and Guillermo Bron.

Exhibit No.   Description
-----------   -----------
10.42*        Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Lawrence J. Grill.

10.43*        Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44*        Form of Indemnification Agreement between UPFC and officers and directors of UPFC.

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

10.49*        Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

10.50*        Income Tax Allocation Agreement dated October 19, 1994, between Pan American Bank,
              FSB, Pan American Financial, Inc. and the Predecessor.

10.102**      On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and
              Pan American Bank, FSB

10.106*       Amended and Restated Loan and Stock Pledge Agreement dated January 1, 2000, between
              Lawrence J. Grill and United PanAm Financial Corp.

10.106.1#     Amended and Restated Promissory Note in the principal amount of $300,000 dated January 1, 2000 by Lawrence J. Grill.

10.108#       First Amendment to the Salary Continuation Agreement dated December 21, 2000, between Pan
              American Bank, FSB and Lawrence J. Grill.

10.109##      Employment Agreement dated December 8, 2000, between Pan American Bank, FSB and
              Ray C. Thousand.

Exhibit No.   Description
-----------   -----------
21.1          Subsidiaries.

23.1          Consent of KPMG LLP.
--------------
* Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998 and Form 10-K for the year ended December 1998.
*** Incorporated herein by reference from the Exhibits to Form 10-Q for the quarter ended March 31, 1999 and Form 10-K for the year ended December 31, 1999.
# Incorporated herein by reference from Exhibits to Form 10K for the year ended December 31, 2000
## Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2001.

          (b)  Reports on Form 8-K
                  None

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

                                      United PanAm Financial Corp.


                                      By:        /s/ Guillermo Bron
                                           -------------------------------------
                                                     Guillermo Bron
                                              Chairman of the Board and
                                                 Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       Signature                        Title                    Date
       ---------                        -----                    ----


    /S/ GUILLERMO BRON         Chairman of the Board and         March 21, 2002
----------------------------    Chief Executive Officer
                                (Principal Executive Officer)


    /S/ RAY C. THOUSAND        President, Chief Operating        March 21, 2002
----------------------------    Officer, Secretary and
                                Director


    /S/ GARLAND W. KOCH        Senior Vice President -           March 21, 2002
----------------------------    Chief Financial Officer and
                                Treasurer (Principal
                                Financial and Accounting
                                Officer)


   /S/ LAWRENCE J. GRILL       Director                          March 21, 2002
----------------------------


     /S/ JOHN T. FRENCH        Director                          March 21, 2002
----------------------------


     /S/ MITCHELL LYNN         Director                          March 21, 2002
----------------------------


       /S/ LUIS MAIZEL         Director                          March 21, 2002
----------------------------


     /S/ RON R. DUNCANSON      Director                          March 21, 2002
----------------------------

                          United PanAm Financial Corp.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Independent Auditors' Report                                                 F-2

Consolidated Statements of Financial Condition
     as of December 31, 2001 and 2000                                        F-3

Consolidated Statements of Operations for the
     years ended December 31, 2001, 2000 and 1999                            F-4

Consolidated Statements of Comprehensive Income for the
     years ended December 31, 2001, 2000 and 1999                            F-5

Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 2001, 2000 and 1999                        F-6

Consolidated Statements of Cash Flows
     for the years ended December 31, 2001, 2000 and 1999                    F-7

Notes to Consolidated Financial Statements                                   F-9

                          Independent Auditors' Report

The Board of Directors
United PanAm Financial Corp.:

     We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.


/s/ KPMG LLP

Los Angeles, California
January 29, 2002

                 United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition

                                                                   December 31,   December 31,
(Dollars in thousands)                                                 2001           2000
                                                                   ------------   ------------
Assets
Cash and due from banks                                              $  5,428       $  6,115
Short term investments                                                135,267         36,477
                                                                     --------       --------
  Cash and cash equivalents                                           140,695         42,592
Securities available for sale, at fair value                          284,837        223,265
Residual interests in securitizations, at fair value                       --          8,861
Loans, net                                                            236,448        192,368
Loans held for sale                                                       194            712
Federal Home Loan Bank stock, at cost                                   6,500          3,000
Premises and equipment, net                                             2,124          1,591
Accrued interest receivable                                             4,029            814
Real estate owned, net                                                     --            871
Deferred tax assets                                                     6,860         10,820
Other assets                                                            7,886          5,084
                                                                     --------       --------
     Total assets                                                    $689,573       $489,978
                                                                     ========       ========

Liabilities and Shareholders' Equity
Deposits                                                             $357,350       $348,230
Federal Home Loan Bank advances                                       130,000         60,000
Repurchase agreements                                                 114,776             --
Accrued expenses and other liabilities                                 11,781         12,431
                                                                     --------       --------
     Total liabilities                                                613,907        420,661
                                                                     --------       --------

Common stock (no par value):
    Authorized, 30,000,000 shares
    Issued and outstanding, 15,571,400 and 16,149,650 shares at
    December 31, 2001 and December 31, 2000, respectively              63,630         65,291
Retained earnings                                                      11,287          3,524
Unrealized gain on securities available for sale, net                     749            502
                                                                     --------       --------
     Total shareholders' equity                                        75,666         69,317
                                                                     --------       --------

     Total liabilities and shareholders' equity                      $689,573       $489,978
                                                                     ========       ========

See accompanying notes to consolidated financial statements.

                 United PanAm Financial Corp. and Subsidiaries
                      Consolidated Statements of Operations

(In thousands, except per share data)                                            Years Ended December 31,
                                                                          --------------------------------------
                                                                            2001           2000           1999
                                                                          --------       --------       --------
Interest Income
   Loans                                                                  $ 45,648       $ 34,814       $ 27,003
   Securities                                                               12,504          9,561          1,800
                                                                          --------       --------       --------
        Total interest income                                               58,152         44,375         28,803
                                                                          --------       --------       --------

Interest Expense
   Deposits                                                                 18,119         13,057          5,787
   Federal Home Loan Bank advances                                           1,246          1,506             --
   Notes payable                                                               157             --            246
                                                                          --------       --------       --------
         Total interest expense                                             19,522         14,563          6,033
                                                                          --------       --------       --------
             Net interest income                                            38,630         29,812         22,770
   Provision for loan losses                                                   615            201            432
                                                                          --------       --------       --------
             Net interest income after provision for loan losses            38,015         29,611         22,338
                                                                          --------       --------       --------

Non-interest Income (loss)
   Loss on residual interests in securitizations                                --        (11,374)            --
   Gains on sales of loans, net                                              1,607             --             --
   Loan related charges and fees                                               680            215            113
   Service charges and fees                                                    280            616            725
   Other income (loss)                                                         137           (369)           136
                                                                          --------       --------       --------
         Total non-interest income (loss)                                    2,704        (10,912)           974
                                                                          --------       --------       --------

Non-interest Expense
   Compensation and benefits                                                17,135         12,903         10,843
   Occupancy                                                                 3,088          2,486          1,890
   Other                                                                     7,769          8,772          5,910
                                                                          --------       --------       --------
        Total non-interest expense                                          27,992         24,161         18,643
                                                                          --------       --------       --------

        Income (loss) from continuing operations before income taxes        12,727         (5,462)         4,669

Income taxes (benefit)                                                       4,964         (2,094)         1,908
                                                                          --------       --------       --------
Income (loss) from continuing operations                                     7,763         (3,368)         2,761
                                                                          --------       --------       --------

Income (loss) from discontinued operations, net of tax                          --             --           (941)

Loss on disposal of discontinued operations, net of tax                         --         (3,291)        (6,172)
                                                                          --------       --------       --------

Net income (loss)                                                         $  7,763       $ (6,659)      $ (4,352)
                                                                          ========       ========       ========

Earnings (loss) per share-basic:

     Continuing operations                                                $   0.48       $  (0.21)      $   0.16
                                                                          ========       ========       ========

     Discontinued operations                                              $     --       $  (0.20)      $  (0.42)
                                                                          ========       ========       ========

     Net income (loss)                                                    $   0.48       $  (0.41)      $  (0.26)
                                                                          ========       ========       ========

     Weighted average shares outstanding                                    16,017         16,392         16,854
                                                                          ========       ========       ========

Earnings (loss) per share-diluted:

     Continuing operations                                                $   0.46       $  (0.21)      $   0.16
                                                                          ========       ========       ========

     Discontinued operations                                              $     --       $  (0.20)      $  (0.41)
                                                                          ========       ========       ========

     Net income (loss)                                                    $   0.46       $  (0.41)      $  (0.25)
                                                                          ========       ========       ========

     Weighted average shares outstanding                                    16,931         16,392         17,253
                                                                          ========       ========       ========

See accompanying notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income

(Dollars in thousands)                                Years Ended December 31,
                                                    ---------------------------
                                                     2001      2000       1999
                                                    ------   -------    -------

Net income (loss)                                   $7,763   $(6,659)   $(4,352)

Other comprehensive income, net of tax:

     Unrealized gain (loss) on securities              247       581        (79)

                                                    ------   -------    -------

Comprehensive income (loss)                         $8,010   $(6,078)   $(4,431)
                                                    ======   =======    =======

See accompanying notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
           Consolidated Statements of Changes in Shareholders' Equity

                                                                                    Unrealized
(Dollars in thousands)                                                              Gain (Loss)         Total
                                                   Number      Common    Retained       On            Shareholders'
                                                 of Shares      Stock    Earnings   Securities, Net      Equity
                                                ----------    -------    --------   ---------------   -------------
Balance, December 31, 1998                      17,375,000    $68,378    $14,535             --         $ 82,913

Net loss                                                --         --     (4,352)            --           (4,352)

Exercise of stock options                          333,750        425         --             --              425

Note receivable from shareholder                        --        (75)        --             --              (75)

Issuance of restricted stock                        35,600        216         --             --              216

Repurchase of stock                             (1,375,000)    (3,695)        --             --           (3,695)

Change in unrealized loss on securities,                --         --         --            (79)             (79)
net
                                                ----------    -------    -------        -------         --------

Balance, December 31, 1999                      16,369,350     65,249     10,183            (79)          75,353

Net loss                                                --         --     (6,659)            --           (6,659)

Exercise of stock options                          267,500        468         --             --              468

Issuance of restricted stock                        13,400         35         --             --               35

Repurchase of stock                               (500,600)      (461)        --             --             (461)

Change in unrealized gain on securities,
net                                                     --         --         --            581              581
                                                ----------    -------    -------        -------         --------

Balance, December 31, 2000                      16,149,650     65,291      3,524            502           69,317

Net income                                              --         --      7,763             --            7,763

Exercise of stock options                           58,750         83         --             --               83

Effect of compensation expense for options              --      1,369         --             --            1,369

Issuance of restricted stock                         9,000         --         --             --               --

Repurchase of stock                               (646,000)    (3,113)        --             --           (3,113)


Change in unrealized gain on securities,
net                                                     --         --         --            247              247
                                                ----------    -------    -------        -------         --------
Balance, December 31, 2001                      15,571,400    $63,630    $11,287        $   749         $ 75,666
                                                ==========    =======    =======        =======         ========

See accompanying notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows

(Dollars in thousands)
                                                                                    Years Ended December 31,
                                                                               ---------------------------------
                                                                                  2001       2000         1999
                                                                               ---------   ---------   ---------
Cash flows from operating activities:
Net income (loss)                                                              $   7,763   $  (6,659)  $  (4,352)

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
   Compensation expense for converting option plan                                 1,369          --          --
   Discontinued operations                                                            --       3,291       7,113
   Gains on sales of loans                                                        (1,607)         --          --
   Origination of loans held for sale                                                 --     (76,368)   (977,244)
   Sales of loans held for sale                                                   16,643     203,586     983,734
   Provision for loan losses                                                         615         201         432
   Accretion of discount on loans                                                    (62)         --        (178)
   Depreciation and amortization                                                     830       1,216       1,139
   FHLB stock dividend                                                              (202)       (168)       (121)
   Decrease in residual interests in securitizations                               8,861      12,366         569
   Decrease (increase) in accrued interest receivable                             (3,215)        687         533
   Decrease (increase) in other assets                                            (2,802)      3,897       7,438
   Deferred income taxes                                                           3,681      (4,285)     (3,109)
   Amortization of premiums (discounts) on securities                              1,565      (4,645)         --
   Decrease in accrued expenses and other liabilities                               (650)     (6,221)     (1,223)
   Other, net                                                                         --          34         373
                                                                               ---------   ---------   ---------
     Net cash provided by (used in) operating activities                          32,789     126,932      15,104
                                                                               ---------   ---------   ---------
Cash flows from investing activities:
   Purchase of securities                                                       (499,547)   (491,769)     (9,918)
   Proceeds from maturities of investment securities                             436,936     284,021          --
   Repayments of mortgage loans                                                      849      13,006      39,128
   Originations, net of repayments, of non-mortgage loans                        (60,036)    (47,673)    (22,244)
   Purchases of premises and equipment                                            (1,363)       (900)       (985)
   Purchase of FHLB stock, net                                                    (3,298)       (327)       (264)
   Proceeds from sale of real estate owned                                           907       7,434       7,120
   Other, net                                                                         --        (367)       (286)
                                                                               ---------   ---------   ---------
     Net cash provided by (used in) investing activities                        (125,552)   (236,575)     12,551
                                                                               ---------   ---------   ---------
Cash flows from financing activities:
   Net increase (decrease) in deposits                                             9,120      56,286     (29,724)
   Proceeds (repayments) from warehouse lines of credit                               --     (54,415)     54,415
   Purchase of treasury stock                                                     (3,113)       (461)     (3,695)
   Proceeds (repayments) from repurchase agreements                              114,776          --     (10,930)
   Proceeds (repayments) from FHLB advances                                       70,000      60,000          --
   Exercise of stock options                                                          83         468         425
                                                                               ---------   ---------   ---------
Net cash provided by financing activities                                        190,866      61,878      10,491
                                                                               ---------   ---------   ---------
Net increase (decrease) in cash and cash equivalents                              98,103     (47,765)     38,146

Cash and cash equivalents at beginning of year                                    42,592      90,357      52,211
                                                                               ---------   ---------   ---------
Cash and cash equivalents at end of year                                       $ 140,695   $  42,592   $  90,357
                                                                               =========   =========   =========

          See accompanying notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows, Continued

(Dollars in thousands)                                                    Years Ended December 31,
                                                                        ----------------------------
                                                                          2001      2000      1999
                                                                        --------   -------   -------
Supplemental disclosures of cash flow information:
     Cash paid for:
       Interest                                                         $ 19,082   $17,924   $17,793
                                                                        ========   =======   =======
       Taxes                                                            $  2,669   $   236   $   253
                                                                        ========   =======   =======
Supplemental schedule of non-cash investing and financing activities:
     Loans transferred to held for sale                                 $ 14,187   $    --   $    --
                                                                        ========   =======   =======
     Real estate acquired through foreclosure                           $     --   $ 5,715   $ 7,833
                                                                        ========   =======   =======

          See accompanying notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

1.   BUSINESS

ORGANIZATION
------------

     United PanAm Financial Corp. ("UPFC" or the "Company") was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc. ("PAFI") and Pan American Bank, FSB (the "Bank") to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the "RTC") on April 29, 1994. UPFC, PAFI and the Bank are minority owned. PAFI is a wholly-owned subsidiary of UPFC and the Bank is a wholly-owned subsidiary of PAFI. WorldCash Technologies, Inc. ("WorldCash") is a wholly-owned subsidiary of UPFC and was incorporated in 1999. United Auto Credit Corp. ("UACC") was incorporated in 1996 as a wholly-owned subsidiary of the Bank.

     These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION
---------------------------

     The consolidated financial statements include the accounts of UPFC, PAFI, WorldCash and the Bank. Substantially all of UPFC's revenues are derived from the operations of the Bank and they represent substantially all of UPFC's consolidated assets and liabilities as of December 31, 2001 and 2000. Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS
-------------------------

     For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, federal funds sold and highly liquid interest-bearing deposits with original maturities of three months or less.

SECURITIES
----------

     Securities are classified in one of three categories; held-to-maturity, trading, or available-for-sale. Investments classified as held to maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as trading are carried at fair value with any gains and losses reflected in earnings. All other investments are classified as available-for- sale and are carried at fair value with any unrealized gains and losses included as a separate component of shareholders' equity, net of applicable taxes.

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

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

LOANS
-----

     UPFC originates and purchases loans for investment. Loans held for investment are reported at cost, net of unamortized discounts or premiums, unearned loan origination fees and allowances for losses. Loans held for sale, which remain from UPFC's discontinued mortgage operations, are reported at the lower of cost or market value applied on an aggregate basis. Market values of loans held for sale are based upon prices available in the secondary market for similar loans or estimated net recoverable value. Transfers of loans from the held-for-investment portfolio to the held-for-sale portfolio are recorded at the book value on the transfer date.

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

RESIDUAL INTERESTS IN SECURITIZATIONS
-------------------------------------

     Residual interests in securitizations consisted of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitization.

     UPFC classified its residual interests in securitizations as trading securities and recorded them at fair value with any unrealized gains or losses recorded in the results of operations.

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

ALLOWANCE FOR LOAN LOSSES
-------------------------

     UPFC charges current earnings with a provision for estimated losses on loans. The provision consists of losses identified specifically with certain problem loans and a general provision for losses not specifically identified in the loan portfolio. In addition, the allowance for loan losses includes a portion, generally 8.5% to 10.5% of the net loan amount, of acquisition discounts from our purchase of automobile installment contracts. This allocation represents Management's estimate of the losses expected over the life of the loan. Management's determination of the adequacy of the allowance for loan losses takes into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

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

     In January and November 1998, the Company purchased from Providian National Bank and Norwest Financial Corp, respectively, the rights to solicit new and renewal personal and commercial insurance premium finance business from brokers who previously provided contracts to Providian National Bank and Norwest Financial Corp. The excess of the cash consideration paid over the fair value of the assets acquired of $2.1 million was considered goodwill. The unamortized goodwill remaining from these acquisitions was $1.5 million at December 31, 1999. In 2000, the remaining goodwill was written-off as the Company determined that its fair value was zero.

REAL ESTATE OWNED
-----------------

     Real estate owned consists of properties acquired through foreclosure and is recorded at the lower of cost or fair value at the time of foreclosure. Subsequently, allowance for estimated losses are established when the recorded value exceeds fair value less estimated costs to sell. As of December 31, 2001 and 2000, there were no such allowances. Real estate owned at December 31, 2000 consisted of one to four unit residential real estate.

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

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

SEGMENT INFORMATION AND DISCLOSURE
----------------------------------

     Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. UPFC has concluded it has three operating segments consistent with the ones evaluated internally for operating decisions and assessing performance.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

     In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The adoption of this statement is not expected to have a material effect on UPFC.

     SFAS No.142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As permitted by SFAS No.142, UPFC plans to adopt the new standard in the first quarter of the fiscal year 2002. Upon adoption of SFAS No.142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments and/or impairment adjustments. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period. Beginning on January 1, 2002, amortization of goodwill and intangibles with indefinite lives will cease. It is not anticipated that the adoption of this statement will have a material effect on UPFC.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, UPFC will recognize a gain or loss on settlement. The provisions of SFAS No.143 are effective for fiscal years beginning after June 15, 2002. The adoption of this statement will have no impact on UPFC.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     In August 2001, the FASB issued SFAS No.144, " Accounting for the Impairment or Disposal of Long-lived Assets." For long-lived assets to be held and used, SFAS No.144 retains the requirements of SFAS No.121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value. Further, SFAS No.144 eliminates the requirement to allocate goodwill to long-lived assets to be tested for impairment, describes a probability-weighted cash flow estimation approach to deal with situations in which alternative courses of action to recover the carrying amount of long-lived asset are under consideration or a range is estimated for the amount of possible future cash flows, and establishes a "primary-assets" approach to determine the cash flow estimation period. For long-lived assets to be disposed of other than by sale (e.g., assets abandoned, exchanged or distributed to owners in a spin off), SFAS No.144 requires that such assets be considered held and used until disposed of. Further, an impairment loss should be recognized at the date an asset is exchanged for a similar productive asset or distributed to owners in a spin off if the carrying amount exceeds its fair value. For long-lived assets to be disposed of by sale, SFAS No.144 retains the requirement of SFAS No.121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations would no longer be measured on a net realizable value basis, and future operating losses would no longer be recognized before they occur. SFAS No.144 broadens the presentation of discontinued operations to include a component of an entity, establishes criteria to determine when a long-lived asset is held for sale, prohibits retroactive reclassification of the asset as held for sale at the balance sheet date if the criteria are met after the balance sheet date but before issue of the financial statements, and provides accounting guidance for the reclassification of an asset from "held for sale" to `held and used". The provisions of SFAS No.144 are effective for fiscal years beginning after December 15 2001. It is not anticipated that the adoption of this statement will have a material effect on UPFC.

3.   DISCONTINUED OPERATIONS

     In February 2000, UPFC announced that it had ceased originating loans in its mortgage finance business as part of an overall corporate strategy to focus on more profitable areas of lending. This business originated and sold or securitized subprime mortgage loans secured primarily by first mortgages on single family residences. In connection with the discontinuance of the mortgage finance business, all related operating activity is reclassified and reported as discontinued operations in the 2000 and the preceding years' consolidated financial statements. Also included in our consolidated statements of financial condition are the assets of the mortgage finance business of $55 million at December 31, 2000, consisting of loans and other assets. In addition, the liabilities of the mortgage business were $3.3 million at December 31, 2000, consisting of other liabilities in 2000. In determining net interest income charged to discontinued operations, the Company included all interest income from its mortgage finance business less an allocation of interest expense. The Company allocated average deposits of $61.5 million and $189.7 million in 2000 and 1999, respectively, and average warehouse lines of credit of $1.8 million and $45.4 million in 2000 and 1999, respectively, to the discontinued mortgage operations in computing interest expense. No such allocations were made in 2001.

                 United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     The results of discontinued operations are as follows:

(Dollars in thousands)

                                                                  2000      1999
                                                                -------   --------
Net interest income after provision for loan losses             $    --   $  1,970
Non-interest income                                                  --     31,964
Non-interest expense                                                 --     35,580
                                                                -------   --------
Operating  income  (loss)  before  income  taxes  and loss on        --     (1,646)
disposal
Loss on disposal                                                 (5,288)   (10,511)
                                                                -------   --------
Income (loss) before income taxes (benefit)                      (5,288)   (12,157)
Income taxes (benefit)                                           (1,997)    (5,044)
                                                                -------   --------
Income (loss) from discontinued operations                      $(3,291)  $ (7,113)
                                                                =======   ========

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

4.   SECURITIES AVAILABLE FOR SALE

     Securities available for sale are as follows:

                                                          Gross        Gross       Gross      Estimated
(Dollars in thousands)                                  Amortized   Unrealized   Unrealized     Fair
                                                           Cost        Gains       Losses       Value
                                                        ---------   ----------   ----------   ---------
2001

    U.S. government agency securities                   $ 229,081     $  674        $  96     $ 229,659
    U.S. government agency mortgage-backed securities      34,436        587            7        35,016
    Mutual funds                                           20,000        162           --        20,162
                                                        ---------     -------       -----     ---------

          Total securities                              $ 283,517     $1,423        $ 103     $ 284,837
                                                        =========     =======       =====     =========
2000

    U.S. government agency securities                   $ 166,899     $    1        $  62     $ 166,838
    U.S. government agency mortgage-backed securities      45,571        805           --        46,376
    Mutual funds                                           10,000         51           --        10,051
                                                        ---------     -------       -----     ---------
          Total securities                              $ 222,470     $  857        $  62     $ 223,265
                                                        =========     =======       =====     =========

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     The carrying and estimated fair values of securities at December 31, 2001 by contractual maturity are shown on the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2001 there were $250 million of securities pledged for FHLB borrowings and repurchase agreements.


(Dollars in thousands)                                       Estimated
                                                 Amortized    Fair
                                                   Cost       Value
                                                 ---------   ---------

One year or less                                 $  20,000   $ 20,162
One to five years                                  116,017    116,345
Over five years                                    113,064    113,314
Mortgage-backed securities                          34,436     35,016
                                                 ---------   ---------
     Total                                       $ 283,517   $284,837
                                                 =========   =========

5.   LOANS

     Loans are summarized as follows:

                                                     December 31,
                                                 -------------------
(Dollars in thousands)                             2001       2000
                                                 --------   --------
Consumer loans:
   Automobile installment contracts              $232,902   $176,255
   Insurance premium finance                       28,710     25,843
   Other consumer                                      98        577
                                                 --------   --------
                                                  261,710    202,675
                                                 --------   --------

Commercial loans:
   Insurance premium finance                       10,921      8,342
   Other commercial                                    --         55
                                                 --------   --------
                                                   10,921      8,397
                                                 --------   --------

Mortgage loans:
   Fixed rate                                         157     14,428
   Adjustable rate                                    195      3,489
                                                 --------   --------
                                                      352     17,917
                                                 --------   --------
          Total loans                             272,983    228,989

Less:
   Unearned discounts and premiums                     --       (728)
   Unearned finance charges                       (18,881)   (20,737)
   Allowance for loan losses                      (17,460)   (15,156)
                                                 --------   --------
          Total loans, net                       $236,642   $192,368
                                                 ========   ========

Contractual weighted average interest rate          21.54%     19.62%
                                                 --------   --------

     At December 31, 2001 and 2000 approximately 100% of the Company's mortgage loans were collateralized by first deeds of trust on one-to-four family residences. At December 31, 2001 and 2000, approximately 50% and 59%, respectively, of the Company's loan portfolio is related to collateral or borrowers located in California.

     The amount of interest income related to IPF loans included in the Consolidated Statements of Operations was $2,229,000, $2,572,000 and $2,454,000 for 2001, 2000 and 1999 respectively. These amounts represented the interest received by IPF after netting the servicing fees paid to BPN of $3,078,000 $2,264,000 and $2,589,000 respectively.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     In connection with the purchase of the rights to solicit new and renewal personal and commercial insurance premium finance business, the Company made loans in the original amount of $1.2 million to two stockholders of BPN, the company that provides insurance premium finance marketing and sales support for UPFC. The loans earn interest at a rate of 9.25% per annum, are secured by BPN's common stock and provide for principal and interest payments over a three-year period. The amounts outstanding under these loan agreements are $0 and $364,000, at December 31, 2001 and 2000, respectively. The loans were fully paid in 2001.

     The activity in the allowance for loan losses consists of the following:

                                                                           Years Ended December 31,
                                                                         ----------------------------
(Dollars in thousands)                                                     2001       2000      1999
                                                                         -------   --------   -------
Balance at beginning of year                                             $15,156    $14,139   $10,183
Provision for loan losses - continuing operations                            615        201       432
Provision for loan losses - discontinued operations                           --      2,396     7,376
Purchase discounts on automobile  installment  contracts  allocated to    12,169     10,234     7,358
the allowance for loan losses
Charge-offs                                                              (10,886)   (12,427)  (11,920)
Recoveries                                                                   406        613       710
                                                                         -------   --------   -------
    Net charge-offs                                                      (10,480)   (11,814)  (11,210)
                                                                         -------   --------   -------
Balance at end of year                                                   $17,460    $15,156   $14,139
                                                                         =======   ========   =======

     The discounts allocated to the allowance for loan losses are comprised of acquisition discounts on the Company's purchase of automobile installment contracts. UPFC allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses based on an analysis of loss history. Allocation amounts were 10.5%, 9.0% and 9.0% of net loan amount as of December 31, 2001, 2000 and 1999, respectively.

     The following table sets forth information with respect to the Company's non-performing assets: (nonaccrual loans are shown net of specific allowances for loan losses)

                                                          December 31,
                                                       -------------------
(Dollars in thousands)                                   2001       2000
                                                       -------    --------
Nonaccrual loans                                       $ 1,041    $ 3,067
Real estate owned, net                                      --        871
                                                       -------    --------
          Totals                                        $1,041    $ 3,938
                                                       =======    ========
Percentage of non-performing assets to total assets       0.15%      0.80%
                                                       =======    ========

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

     At December 31, 2001, the aggregate investment in loans considered to be impaired was $353,000 compared to $2.8 million at December 31, 2000. Allowance for loan losses was provided for all impaired loans at December 31, 2001 and 2000; the related allowances were $159,000 and $364,000 respectively. For the years ended December 31, 2001 and 2000, UPFC recognized interest income on impaired loans of zero and $698,000, respectively, all of which was recorded using the cash received method. The average recorded investment in impaired loans during the years ended December 31, 2001 and 2000 was approximately $1.3 million and $13.0 million, respectively.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

6.   FEDERAL HOME LOAN BANK STOCK

     The Bank is a member of the Federal Home Loan Bank System ("FHLB") and as such is required to maintain an investment in capital stock of the FHLB of San Francisco. The Bank owned 65,000 shares at December 31, 2001 and 30,000 shares at December 31, 2000 of the FHLB's $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank's outstanding residential loans and advances from the FHLB.

7.   INTEREST RECEIVABLE

     Interest receivable is as follows:

                                               December 31,
                                             ---------------
(Dollars in thousands)                         2001     2000
                                             -------   -----

Loans                                        $    53   $ 170
Securities                                     3,976     644
                                             -------   -----
      Total                                  $ 4,029   $ 814
                                             =======   =====

8.   PREMISES AND EQUIPMENT

     Premises and equipment are as follows:

(Dollars in thousands)                               December 31,
                                                   ---------------
                                                    2001     2000
                                                   ------   ------

Furniture and equipment                            $4,701   $3,361
Leasehold improvements                                237      392
                                                   ------   ------
                                                    4,938    3,753
Less : Accumulated depreciation and amortization   (2,814)  (2,162)
                                                   ------   ------
          Total                                    $2,124   $1,591
                                                   ======   ======

     Depreciation and amortization expense was $830,000 for the year ended December 31, 2001, $739,000 for the year ended December 31, 2000 and $641,000 for the year ended December 31, 1999. Depreciation expense of the subprime mortgage operations is included in discontinued operations.

9.   DEPOSITS

     Deposits are summarized as follows:

                                                              December 31,
                                         ---------------------------------------------------
                                                  2001                      2000
                                         -------------------------   -----------------------
(Dollars in thousands)                                 Weighted                 Weighted
                                            Amount    Average Rate    Amount    Average Rate
                                         ----------   ------------   --------   ------------
Deposits with no stated maturity:
     Regular and money market passbook     $ 47,931       2.31%      $ 38,730      4.32%
     NOW accounts                            12,902       1.04%        14,828      2.24%
     Money market checking                      893       1.42%           422      2.47%
                                           --------       ----       --------      ----
                                             61,726       2.03%        53,980      3.73%
                                           --------       ----       --------      ----
 Time deposits less than $100,000           212,981       4.43%       211,427      6.40%
 Time deposits $100,000 and over             82,643       4.33%        82,823      6.57%
                                           --------       ----       --------      ----
                                            295,624       4.40%       294,250      6.45%
                                           --------       ----       --------      ----
     Total deposits                        $357,350       3.99%      $348,230      6.03%
                                           ========       ====       ========      ====

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

         A summary of time deposits by remaining maturity is as follows:

                                                           December 31,
                                                       -------------------
                                                         2001       2000
(Dollars in thousands)                                 --------   --------
Maturity within one year                               $237,683   $257,710
Maturity within two years                                46,170     36,440
Maturity within three years                               7,657        100
Maturity over three years                                 4,114         --
                                                       --------   --------
          Total                                        $295,624   $294,250
                                                       ========   ========

10. Borrowings

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and warehouse lines of credit) at or for the years ended on the dates indicated. All borrowings had original maturities of less than 1 year.

                                                                 At or For Years Ended
                                                                      December 31,
                                                                   2001         2000
                                                                 --------      -------
                                                                 (Dollars in thousands)
FHLB advances
     Maximum month-end balance                                   $130,000      $60,000
     Balance at end of period                                     130,000       60,000
     Average balance for period                                    30,830       22,877
     Weighted  average  interest  rate  on  balance  at end of
period                                                               1.97%        6.81%
     Weighted  average  interest  rate on average  balance for
period                                                               4.04%        6.58%

Warehouse lines of credit
     Maximum month-end balance                                         --      $26,623
     Balance at end of period                                          --           --
     Average balance for period                                        --        1,796
     Weighted  average  interest  rate  on  balance  at end of
period                                                                 --           --%
     Weighted  average  interest  rate on average  balance for
period                                                                 --         6.27%

Repurchase Agreements                                                               --
     Maximum month-end balance                                   $114,776           --
     Balance at end of period                                     114,776           --
     Average balance for period                                     4,503           --
     Weighted  average  interest  rate  on  balance  at end of
period                                                               2.37%          --
     Weighted  average  interest  rate on average  balance for
period                                                               3.46%          --

11.  INCOME TAXES

     Total income tax expense (benefit) was allocated as follows:

(Dollers in thousands)                               Years Ended December 31,
                                                  -----------------------------
                                                   2001       2000        1999
                                                  ------    -------     -------
Income (loss) from continuing operations          $4,964    $(2,094)    $ 1,908
Discontinued operations                               --     (1,997)     (5,044)
                                                  ------    -------     -------
Total tax expense (benefit)                       $4,964    $(4,091)    $(3,136)
                                                  ======    =======     =======

                 United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     The provision for income taxes including discontinued operations is comprised of the following:

(Dollars in thousands)                      Years Ended December 31,
                                         ------------------------------
                                          2001       2000        1999
                                         ------    -------     -------
Federal taxes:
          Current                        $1,186    $   156     $   (20)
          Deferred                        2,651     (3,477)     (2,514)
                                         ------    -------     -------
                                          3,837     (3,321)     (2,534)
                                         ------    -------     -------
State taxes:
          Current                            97         38          (7)
          Deferred                        1,030       (808)       (595)
                                         ------    -------     -------
                                          1,127       (770)       (602)
                                         ------    -------     -------
                       Total             $4,964    $(4,091)    $(3,136)
                                         ======    =======     =======

         The tax effects of significant items comprising the Company's net deferred taxes as of December 31 are as follows:

                                                                      December 31,
                                                                  -------------------
(Dollars in thousands)                                              2001       2000
                                                                  -------    --------
Deferred tax assets:
          Residual interests in securitizations                   $    --    $  4,478
          Net operating loss carryforwards                          5,460       3,892
          Loan loss allowances                                         73          --
          Discontinued operations and accrued lease obligations       411       1,631
          Intangible assets                                           847         915
          Compensation related reserve                                661         427
          State taxes                                                  11           2
          Depreciation and amortization                               140         141
          Accrued liabilities                                         152         131
          Other                                                        20          15
                                                                  -------    --------
                   Total gross deferred tax assets                  7,775      11,632
                                                                  -------    --------
Deferred tax liabilities:
          FHLB stock dividends                                       (344)       (259)
          Loan loss allowances                                         --        (188)
          Unrealized gain on securities available for sale           (571)       (292)
          Loans marked to market for tax purposes                      --         (73)
                                                                  -------    --------
                   Total gross deferred tax liabilities              (915)       (812)
                                                                  -------    --------
Net deferred tax assets                                           $ 6,860    $ 10,820
                                                                  =======    ========

     UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

     At December 31, 2001 and 2000, the Company had net current income tax receivable (payable) of $1.2 million and ($1.2 million), respectively.

     UPFC has $15.9 million in federal tax net operating loss carry-forwards expiring under current tax laws in 2019-2021. The Company's state tax net operating loss carry-forwards are $1.0 million and expire in 2004-2011.

                 United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     UPFC's effective income tax rate differs from the federal statutory rate due to the following:

                                                 Years Ended December 31,
                                              ----------------------------
                                              2001       2000        1999
                                              ----       ----        ----
Expected statutory rate                       34.0%      34.0%       34.0%
State taxes, net of federal benefits           5.8        4.9         5.0
Other, net                                    (0.8)      (0.8)        2.9
                                              ----       ----        ----
Effective tax rate                            39.0%      38.1%       41.9%
                                              ====       ====        ====

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

     At December 31, 2001 the Bank had the following regulatory capital requirements and capital position:

                                             December 31, 2001                        December 31, 2000
                                  --------------------------------------    --------------------------------------
(Dollars in thousands)              Actual       Required       Excess        Actual       Required       Excess
                                  ----------    ----------    ----------    ----------    ----------    ----------
Tangible capital                  $   49,707    $   10,301    $   39,406    $   40,840    $    7,189    $   33,651
Tangible capital ratio                  7.24%         1.50%         5.74%         8.52%         1.50%         7.02%

Core capital                      $   49,707    $   20,602    $   29,105    $   40,840    $   14,378    $   26,462
Core capital (leverage) ratio           7.24%         3.00%         4.24%         8.52%         3.00%         5.52%

Risk-based capital                $   53,181    $   27,076    $   26,105    $   35,134    $   19,354    $   15,780
Percent of risk-weighted assets        15.71%         8.00%         7.71%        14.52%         8.00%         6.52%

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

     As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be "well capitalized" as of December 31, 2001. Since that date, there are no conditions or events that management believes would have changed its "well-capitalized" designation.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     The Bank had the following regulatory capital calculated in accordance with FDICIA's capital standards for a "well capitalized" institution:

                                 December 31, 2001               December 31, 2000
                          ------------------------------   ------------------------------
(Dollars in thousands)     Actual    Required    Excess     Actual    Required    Excess
                          --------   --------   --------   --------   --------   --------
Leverage                  $ 49,707   $ 34,336   $ 15,371   $ 40,840   $ 23,964   $ 16,876
Leverage ratio                7.24%      5.00%      2.24%      8.52%      5.00%      3.52%

Tier 1 risk-based         $ 48,807   $ 20,316   $ 28,491   $ 31,979   $ 14,515   $ 17,464
Tier 1 risk-based ratio      14.41%      6.00%      8.41%     13.22%      6.00%      7.22%

Total risk-based          $ 53,181   $ 33,860   $ 19,321   $ 35,134   $ 24,192   $ 10,942
Total risk-based ratio       15.71%     10.00%      5.71%     14.52%     10.00%      4.52%

     At periodic intervals, both the OTS and Federal Deposit Insurance Corporation ("FDIC") routinely examine the Bank's financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank's financial statements be adjusted in accordance with their findings.

13.  COMMITMENTS AND CONTINGENCIES

     Certain branch and office locations are leased by UPFC under operating leases expiring at various dates through the year 2007. Rent expense was $1.9 million; $1.5 million and $1.1 million for the years ended December 31, 2001, 2000 and 1999, respectively.

     Future minimum rental payments as of December 31, 2001 under existing leases, including approximately $1.6 million to be recovered from sublease rental arrangements through 2003, are set forth as follows:

     (Dollars in thousands)

Years ending December 31:

2002                     $2,607
2003                      2,229
2004                      2,035
2005                      1,659
2006                        895
Thereafter                  118
                         ------
         Total           $9,543
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

     UPFC is involved in various claims or legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the financial position or operating results of UPFC.

14.  STOCK OPTIONS

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     In 1994, UPFC adopted a stock option plan and, in November 1997 and June 2001, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the "Plan"). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 5,000,000. Options issued pursuant to the Plan have been granted at an exercise price of not less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

     Stock option activity is as follows:

                                                                             Years Ended December 31,
                                                    --------------------------------------------------------------------
(Dollars in  thousands, except per share amounts)               Weighted                Weighted                Weighted
                                                                Average                 Average                 Average
                                                     Shares     Exercise     Shares     Exercise     Shares     Exercise
                                                      2001       Price        2000       Price        1999       Price
                                                    ---------   --------   ----------   --------   ----------   --------
Balance at beginning of year                        1,161,250    $5.48      1,783,250    $ 5.82     1,820,000    $ 5.74
Granted                                             2,899,195     3.15             --        --       445,000      3.66
Canceled or expired                                  (372,704)    6.96       (354,500)    10.42      (148,000)     9.68
Exercised                                             (58,750)    1.41       (267,500)     1.02      (333,750)     0.80
                                                    ---------   --------   ----------              ----------
Balance at end of year                              3,628,991    $3.53      1,161,250    $ 5.48     1,783,250    $ 5.82
                                                    =========              ==========              ==========
Weighted average fair value per share
   of options granted during the year                $ 1.13                $       --              $     1.21
                                                    =========              ==========              ==========

     Certain shares exercised in 1997 and 1999 were exercised by a shareholder and officer of UPFC. In connection with this transaction, UPFC loaned this individual $300,000 to finance the exercise of these options, which loan is secured by the shares purchased. The loan bears interest at an annual rate of 5.81% and is due and payable on December 31, 2002.

     During 2001, stock options representing 1,884,029 shares were granted as part of the conversion of UACC's Stock Option Plan to the Plan. These shares were included in the total number granted in 2001.

     During 1998, 147,500 shares of restricted stock were granted to certain key employees. The weighted average market value per share of the restricted stock at the grant date was $5.00. During 2001, 2000 and 1999, 9,000,13,400 and 35,600
shares, respectively, of restricted stock vested and 7,500, 59,000 and 23,000 shares, respectively, were canceled.

     UPFC applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was $1,369,000, $35,000 and $216,000 in 2001, 2000 and 1999, respectively. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings
(loss) per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

                                                  Years Ended December 31,
                                                 --------------------------
                                                  2001     2000      1999
                                                 ------   -------   -------
Net income (loss) to common shareholders:
     As reported                                 $7,763   $(6,659)  $(4,352)
     Pro-forma                                   $7,025   $(7,032)  $(4,956)

Earnings (loss)  per share:
     As reported - basic                         $ 0.48   $ (0.41)  $ (0.26)
     As reported - diluted                       $ 0.46   $ (0.41)  $ (0.25)
     Pro-forma - basic                           $ 0.44   $ (0.43)  $ (0.29)
     Pro-forma - diluted                         $ 0.41   $ (0.43)  $ (0.29)

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

     The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used: no dividend yield, 76% and 72% volatility in 2001 and 1999, respectively, risk-free interest rate of 5.5% in 2001 and 7.0% in 1999 and expected lives of 5 years.

At December 31, 2001, options exercisable to purchase 2,554,075 shares of UPFC's common stock under the Plan were outstanding as follows:

                                                Options Outstanding           Options Exercisable
                                         ---------------------------------    --------------------
                                                                  Weighted                Weighted
                                                                  Average                 Average
                                                     Expiration   Exercise                Exercise
Range of Exercise Prices                  Shares        Date       Price       Shares      Price
------------------------------           ---------   ----------   --------    ---------   --------
$11.00 - $12.10                            120,000      2002       $11.55       120,000    $11.55
$3.00                                       20,000      2005         3.00        20,000      3.00
$0.80                                      150,000      2006         0.80       150,000      0.80
$10.50 - $11.00                             80,000      2007        10.63        80,000     10.63
$0.24 - $4.75                            1,644,431      2008         0.96     1,619,721      0.93
$1.31 - $5.00                              451,675      2009         3.45       439,001      3.47
$1.78 - $3.35                              105,922      2010         2.57        42,820      1.98
$1.78 - $10.00                           1,056,963      2011         6.61        82,533      4.00
                                         ---------                 ------     ---------    ------
                                         3,628,991                 $ 3.53     2,554,075    $ 1.89
                                         =========                 ======     =========    ======

     During 2001, options granted by UACC were converted to options of UPFC. Compensation expense of $1.4 million was recognized in connection with these options.

15.  401(k) PLAN

     UPFC maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the "401(k) Plan") for the benefit of all eligible employees of UPFC. Under the 401(k) Plan, employees may contribute up to 15% of their pre-tax salary or the annual dollar limit of $10,500 for 2001. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee's salary. The contributions made by UPFC in 2001, 2000 and 1999 were $173,000, $72,000 and $419,000, respectively. The Company used account forfeitures in 2001 to fund a portion of its contribution.

16.  OTHER EXPENSES

     Other expenses are comprised of the following:

                                                      Years Ended December 31,
                                                      ------------------------
(Dollars in thousands)                                 2001     2000     1999
                                                      ------   ------   ------
Amortization/write-off of intangible assets           $  561   $1,735   $  600
Professional fees                                        903    1,174      792
Loan and collection expenses                           1,351      927      655
Travel and entertainment                               1,057      792      478
Marketing                                                505      780      256
Data processing                                          759      708      682
Corporate relocation                                      --      700       --
Forms, supplies, postage and delivery                    819      546      477
Telephone                                                801      533      417
Insurance premiums                                       489      409      461
Loan servicing expense                                    13       54      559
Other                                                    511      414      533
                                                      ------   ------   ------
          Total                                       $7,769   $8,772   $5,910
                                                      ======   ======   ======

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

17.  EARNINGS FROM CONTINUING OPERATIONS PER SHARE

     UPFC calculates earnings per share as shown below:

                                                                 Years Ended December 31,
                                                               ----------------------------
(In thousands, except per share amounts)                        2001       2000      1999
                                                               -------   --------   -------
Earnings per share from continuing operations - basic:
     Income from continuing operations                         $ 7,763   $ (3,368)  $ 2,761
                                                               =======   ========   =======
     Average common shares outstanding                          16,017     16,392    16,854
                                                               =======   ========   =======
     Per share                                                 $  0.48   $  (0.21)  $  0.16
                                                               =======   ========   =======

Earnings per share from continuing operations - diluted:
     Income from continuing operations                         $ 7,763   $ (3,368)  $ 2,761
                                                               =======   ========   =======
     Average common shares outstanding                          16,017     16,392    16,854
     Add: Stock options                                            914         --       399
                                                               -------   --------   -------
     Average common shares outstanding - diluted                16,931     16,392    17,253
                                                               =======   ========   =======
     Per share                                                 $  0.46   $  (0.21)  $  0.16
                                                               =======   ========   =======

     Options to purchase 273,750 shares of common stock at a weighted average price of $0.80 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the Company reported a loss from continuing operations in 2000.

18.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The estimated fair value of UPFC's financial instruments is as follows at the dates indicated:

                                                      December 31,            December 31,
                                                         2001                    2000
                                                  ---------------------   ---------------------
(Dollars in thousands)                            Carrying   Fair Value   Carrying   Fair Value
                                                   Value      Estimate     Value      Estimate
                                                  --------   ----------   --------   ----------
Assets:
     Cash and cash equivalents                    $140,695    $140,695    $ 42,592    $ 42,592
     Securities                                    284,837     284,837     223,265     223,265
     Loans, net                                    236,448     236,448     192,368     192,368
     Loans held for sale                               194         194         712         712
     Residual interests in securitizations              --          --       8,861       8,861
     Federal Home Loan Bank Stock                    6,500       6,500       3,000       3,000
Liabilities:
     Deposits                                      357,350     361,181     348,230     349,221
     Federal Home Loan Bank advances               130,000     130,000      60,000      60,000
     Other borrowings                              114,776     114,776          --          --

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

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

     Federal Home Loan Bank advances: The fair value of FHLB advances are valued at their carrying amounts included in the consolidated statements of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the advances and note rates consistent with present market rates.

     Other Borrowings: The fair value of the other borrowings is considered to approximate carrying value due to the short period to maturity and note rates consistent with present market rates.

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

                                       At or For Year Ended December 31, 2001
                                     ------------------------------------------
                                                Insurance
                                        Auto     Premium
                                      Finance    Finance     Banking     Total
                                     --------    -------    --------   --------

Net interest income                  $ 30,378    $ 2,299    $  5,953   $ 38,630
Provision for loan losses                 250        365          --        615
Non-interest income                       321        459       1,924      2,704
Non-interest expense                   18,846        255       8,891     27,992
                                     --------    -------    --------   --------
Segment profit (loss) (pre-tax)      $ 11,603    $ 2,138    $ (1,014)  $ 12,727
                                     ========    =======    ========   ========
Total assets                         $200,665    $39,632    $449,276   $689,573
                                     ========    =======    ========   ========

                                      At or For Year End ed December 31, 2000
                                     ------------------------------------------
                                                Insurance
                                        Auto     Premium
                                      Finance    Finance     Banking     Total
                                     --------   ---------   --------   --------

Net interest income                  $ 21,637    $ 2,572    $  5,603   $ 29,812
Provision for loan losses                  --        147          54        201
Non-interest income                       245        369     (11,526)   (10,912)
Non-interest expense                   13,609      2,429       8,123     24,161
                                     --------    -------    --------   --------
Segment profit (pre-tax)             $  8,273    $   365    $(14,100)  $ (5,462)
                                     ========    =======    ========   ========
Total assets                         $145,018    $33,894    $311,011   $489,923
                                     ========    =======    ========   ========

                                      At or For Year Ended December 31, 1999
                                     ------------------------------------------
                                                Insurance
                                        Auto     Premium
                                      Finance    Finance     Banking    Total
                                     --------   ---------   --------   --------

Net interest income                  $ 14,780    $ 2,454    $ 10,114   $ 27,348
Provision for loan losses                  --        432          --        432
Non-interest income                       190        439       1,625      2,254
Non-interest expense                    9,961        957       7,725     18,643
                                     --------    -------    --------   --------
Segment profit (pre-tax)             $  5,009    $ 1,504    $  4,014   $ 10,527
                                     ========    =======    ========   ========
Total assets                         $100,955    $31,598    $160,767   $293,320
                                     ========    =======    ========   ========

     Substantially all expenses are recorded directly to each industry segment. Segment total assets, interest income, non-interest income and segment profit
(loss) differ from the consolidated results due to the allocation of assets, income and expense to discontinued operations. No allocations were required in 2001.

                                                                              Years Ended December 31
                                                                              -----------------------
                                                                                 2000         1999
                                                                               --------    --------
Net interest income for reportable segments                                    $ 29,812    $ 27,348
Net interest income allocated to discontinued operations                             --      (4,578)
                                                                               --------    --------
Consolidated net interest income                                               $ 29,812    $ 22,770
                                                                               ========    ========

Non-interest income for reportable segments                                    $(10,912)   $  2,254
Non-interest income allocated to discontinued operations                             --      (1,280)
                                                                               --------    --------
Consolidated non-interest income                                               $(10,912)   $    974
                                                                               ========    ========

Segment profit (loss) for reportable segments                                  $ (5,462)   $ 10,527
Loss allocated to discontinued operations                                            --      (5,858)
                                                                               --------    --------
Consolidated  income  (loss) from  continuing  operations  before income
taxes                                                                          $ (5,462)   $  4,669
                                                                               ========    ========

Total assets for reportable segments                                           $489,923    $293,320
Total assets allocated to discontinued operations                                    55     144,970
                                                                               --------    --------

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

Consolidated total assets                                                      $489,978    $438,290
                                                                               ========    ========

20.  HOLDING COMPANY FINANCIAL INFORMATION

     Following are the financial statements of United PanAm Financial Corp. (holding company only):

(Dollars in thousands)                                  Years Ended December 31,
                                                        ------------------------
                                                           2001          2000
                                                          -------      -------
Statements of Financial Condition
     Cash                                                 $ 1,195      $   151
     Note receivable from affiliate                        21,203       14,022
     Loans                                                    232        7,619
     Other assets                                           1,566        2,637
     Investment in subsidiaries                            51,536       45,539
                                                          -------      -------
          Total assets                                    $75,732      $69,968
                                                          =======      =======
     Other liabilities                                         66          651
                                                          -------      -------
          Total liabilities                                                651
     Shareholders' equity                                  75,666       69,317
                                                          -------      -------
          Total liabilities and shareholders' equity      $75,732      $69,968
                                                          =======      =======

                                                                    Years Ended December 31,
                                                                 ------------------------------
                                                                  2001        2000       1999
                                                                 -------    --------    -------
Statements of Operations
     Equity in undistributed income (loss) of subsidiaries       $ 8,362    $ (7,261)   $(5,060)
     Interest income                                               1,446       1,936      2,364
                                                                 -------    --------    -------
          Total income                                             9,808      (5,325)    (2,696)
                                                                 -------    --------    -------
     Interest expense                                                 --          --         --
     Other expense                                                 2,433         858      1,137
                                                                 -------    --------    -------
          Total expense                                            2,433         858      1,137
                                                                 -------    --------    -------

     Income (loss) before income taxes                             7,375      (6,183)    (3,833)
     Income taxes                                                   (388)        476        519
                                                                 -------    --------    -------
          Net income (loss)                                      $ 7,763    $ (6,659)   $(4,352)
                                                                 =======    ========    =======

Statements of Cash Flows

     Cash flows from operating activities:

       Net income (loss)                                         $ 7,763    $ (6,659)   $(4,352)
       Equity in earnings of subsidiaries                         (8,362)      7,261      5,060
       (Increase) decrease in accrued interest receivable          2,226     (2,310)      1,492
       (Increase) decrease in other assets                        (1,155)         66         80
       Increase in other liabilities                                (585)        106        127
        Compensation expense for converting option plan            1,369
       Other, net                                                     --          95        219
                                                                 -------    --------    -------
          Net cash provided by (used in) operating activities      1,256      (1,441)     2,626
                                                                 -------    --------    -------

     Cash flows from investing activities:
       Purchase of loans held for investment                          --      (7,619)        --
       Repayment of notes receivable                                 206      12,284     31,832
       Other, net                                                     --         (60)       (77)
                                                                 -------    --------    -------
          Net cash provided by investing activities                  206       4,605     31,755
                                                                 -------    --------    -------

     Cash flows from financing activities:
       Purchase of treasury stock                                 (3,113)       (461)    (3,695)
       Capital contributed to subsidiary                           2,612      (3,129)   (31,180)
       Exercise of stock options                                      83         468        425
                                                                 -------    --------    -------
          Net cash (used in) financing activities                   (418)     (3,122)   (34,450)
                                                                 -------    --------    -------
       Net increase (decrease) in cash and cash equivalents        1,044          42        (69)
       Cash and cash equivalents at beginning of year                151         109        178
                                                                 -------    --------    -------
       Cash and cash equivalents at end of year                  $ 1,195    $    151    $   109
                                                                 =======    ========    =======

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements

21.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

(Dollars in thousands, except per share data)                               Three months ended
                                                            ---------------------------------------------------
                                                            March 31,   June 30,   September 30,   December 31,
                                                              2001        2001         2001            2001
                                                            ---------   --------   -------------   ------------
2001:
Net interest income                                           $8,395     $9,289       $10,109        $10,835
Provision for loan losses                                         44        124           108            339
Non-interest income                                              630      1,518           267            289
Non-interest expense                                           6,452      7,631         6,761          7,146
                                                              ------     ------       -------        -------
     Income (loss) from continuing operations before
        income taxes                                           2,529      3,052         3,507          3,639
     Income taxes (benefit)                                      985      1,190         1,369          1,420
                                                              ------     ------       -------        -------
     Income (loss) from continuing operations                 $1,544     $1,862       $ 2,138        $ 2,219
                                                              ======     ======       =======        =======
Earnings (loss) from  continuing  operations per share -
   basic                                                      $ 0.10     $ 0.12       $  0.13        $  0.14
                                                              ======     ======       =======        =======
Earnings  (loss)  from  continuing  operations  share
   diluted                                                    $ 0.10     $ 0.11       $  0.12        $  0.13
                                                              ======     ======       =======        =======

                                                                            Three months ended
                                                            ---------------------------------------------------
                                                            March 31,   June 30,   September 30,   December 31,
                                                              2000        2000         2000            2000
                                                            ---------   --------   -------------   ------------
2000:
Net interest income                                           $6,683    $ 7,266       $ 7,655        $ 8,208
Provision for loan losses                                         72          5            30             94
Non-interest income                                              239     (4,764)       (5,087)        (1,300)
Non-interest expense                                           5,156      5,480         7,819          5,706
                                                               -----      -----         -----          -----
     Income from  continuing  operations  before  income
        taxes                                                  1,694     (2,983)       (5,281)         1,108
Income taxes                                                     692     (1,158)       (1,970)           342
                                                              ------    -------       -------        -------
     Income from continuing operations                        $1,002    $(1,825)      $(3,311)       $   766
                                                              ======    =======       =======        =======
Earnings from continuing operations per share - basic         $ 0.06    $ (0.11)      $ (0.20)       $  0.05
                                                              ======    =======       =======        =======
Earnings from continuing operations share - diluted           $ 0.06    $ (0.11)      $ (0.20)       $  0.05
                                                              ======    =======       =======        =======