Form 10-Q
period 2002-03-31
UNITED PANAM FINANCIAL CORP
filed 2002-05-10
CIK 1049231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark one)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the quarterly period ended March 31, 2002

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

The number of shares outstanding of the Registrant's Common Stock as of May 1, 2002 was 15,571,400 shares.

                          UNITED PANAM FINANCIAL CORP.
                                    FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX


PART I.     FINANCIAL INFORMATION                                          Page
                                                                           ----
Item 1.     Financial Statements (unaudited)

            Consolidated Statements of Financial Condition as of
               March 31, 2002 and December 31, 2001                          1

            Consolidated Statements of Operations
               for the three months ended March 31, 2002
               and March 31, 2001                                            2

            Consolidated Statements of Comprehensive Income
               for the three months ended March 31, 2002
               and March 31, 2001                                            3

            Consolidated Statements of Cash Flows
               for the three months ended March 31, 2002
               and March 31, 2001                                            4

            Notes to Consolidated Financial Statements                       6

Item 2.     Management's Discussion and Analysis of

               Financial Condition and Results of Operations                 8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk      18

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                               19

Item 2.     Changes in Securities and Use of Proceeds                       19

Item 3.     Defaults Upon Senior Securities                                 19

Item 4.     Submission of Matters to a Vote of Security Holders             19

Item 5.     Other Information                                               19

Item 6.     Exhibits and Reports on Form 8-K                                19

PART I.                             FINANCIAL INFORMATION

Item 1.     Financial Statements.
            --------------------

                 United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Financial Condition
                                   (Unaudited)

                                                                             March 31,           December 31,
(Dollars in thousands)                                                          2002                 2001
                                                                          -----------------    -----------------
Assets

Cash and due from banks                                                           $ 8,236              $ 5,428
Short term investments                                                             44,655              135,267
                                                                          -----------------    -----------------
 Cash and cash equivalents                                                         52,891              140,695
Securities available for sale, at fair value                                      402,060              284,837
Loans, net                                                                        255,503              236,448
Loans held for sale                                                                   119                  194
Premises and equipment, net                                                         2,300                2,124
Federal Home Loan Bank stock, at cost                                               6,581                6,500
Accrued interest receivable                                                         4,491                4,029
Other assets                                                                       14,287               14,746
                                                                          -----------------    -----------------
   Total assets                                                                 $ 738,232             $689,573
                                                                          =================    =================

Liabilities and Shareholders' Equity

Deposits                                                                        $ 372,732             $357,350
Federal Home Loan Bank advances                                                   104,000              130,000
Repurchase agreements                                                             171,466              114,776
Accrued expenses and other liabilities                                             12,264               11,781
                                                                          -----------------    -----------------
   Total liabilities                                                            $ 660,462             $613,907
                                                                          -----------------    -----------------

Common stock (no par value):
   Authorized, 30,000,000 shares
   Issued and outstanding, 15,571,400 shares at March 31, 2002
   and December 31, 2001                                                        $  63,630             $ 63,630
Retained earnings                                                                  13,954               11,287
Unrealized gain on securities available for sale, net                                 186                  749
                                                                          -----------------    -----------------
   Total shareholders' equity                                                      77,770               75,666
                                                                          -----------------    -----------------

   Total liabilities and shareholders' equity                                   $ 738,232            $ 689,573
                                                                          =================    =================

See notes to consolidated financial statements

                  United PanAm Financial Corp. and Subsidiaries
                      Consolidated Statements of Operations
                                   (Unaudited)

                                                                          Three Months
(In thousands, except per share data)                                   Ended March 31,
                                                                  -----------------------------
                                                                     2002             2001
                                                                  ------------     ------------
Interest Income
   Loans                                                            $ 13,037         $ 10,290
   Short term investments                                              2,659            3,640
                                                                  ------------     ------------
        Total interest income                                         15,696           13,930
                                                                  ------------     ------------

Interest Expense
   Deposits                                                            3,232            5,020
   Repurchase agreements                                                 193               --
   Federal Home Loan Bank advances                                       571              515
                                                                  ------------     ------------
         Total interest expense                                        3,996            5,535
                                                                  ------------     ------------
             Net interest income                                      11,700            8,395
   Provision for loan losses                                              85               44
                                                                  ------------     ------------
             Net interest income after provision for loan losses      11,615            8,351
                                                                  ------------     ------------

Non-interest Income
   Services charges and fees                                             191              165
   Loan related charges and fees                                          85               75
   Gain on sale of securities                                             61               --
   Gain on sale of loans                                                  --              357
   Other income                                                           29               33
                                                                  ------------     ------------
         Total non-interest income                                       366              630
                                                                  ------------     ------------

Non-interest Expense
   Compensation and benefits                                           4,810            3,709
   Occupancy                                                             874              764
   Other                                                               2,195            1,979
                                                                  ------------     ------------
        Total non-interest expense                                     7,879            6,452
                                                                  ------------     ------------

Income before income taxes and cumulative effect of change in
accounting principle                                                   4,102            2,529

Income taxes                                                           1,541              985
                                                                  ------------     ------------

Income before cumulative effect of change in accounting
principle                                                              2,561            1,544

Cumulative effect of change in accounting principle, net of tax          106               --

   Net Income                                                       $  2,667         $  1,544
                                                                  ------------     ------------

Earnings per share-basic:

Net income before cumulative effect of change in accounting
principle                                                           $   0.16         $   0.10

Cumulative effect of change in accounting principle                     0.01               --
                                                                  ------------     ------------

    Net Income                                                      $   0.17         $   0.10
                                                                  ============     ============

    Weighted average shares outstanding                               15,571           16,153
                                                                  ============     ============

Earnings per share-diluted:

Net income before cumulative effect of change in accounting
principle                                                           $   0.15         $   0.10

Cumulative effect of change in accounting principle                       --               --
                                                                  ------------     ------------

    Net Income                                                      $   0.15         $   0.10
                                                                  ============     ============

    Weighted average shares outstanding                               17,338           16,227
                                                                  ============     ============

See notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                 Consolidated Statements of Comprehensive Income
                                   (Unaudited)

                                                        Three Months
(In thousands)                                         Ended March 31,
                                            ------------------------------------
                                                 2002                2001
                                            ----------------    ----------------

Net income                                         $ 2,667             $ 1,544
Other comprehensive income, net of tax
     Unrealized gain (loss) on securities            (563)                 145
                                            ----------------    ----------------
Comprehensive income                               $ 2,104             $ 1,689
                                            ================    ================


See notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

(Dollars in thousands)                                                                           Three Months
                                                                                                Ended March 31,
                                                                                         ------------------------------
                                                                                             2002            2001
                                                                                         --------------  --------------
Cash Flows from Operating Activities
Net income                                                                                   $ 2,667        $  1,544

Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
   Gain of sale of investment securities                                                         (61)             --
   Sales of mortgage loans (net of gain)                                                          --          14,381
   Provision for loan losses                                                                      85              44
   Depreciation and amortization                                                                 215             248
   FHLB stock dividend                                                                           (82)            (48)
   Increase in accrued interest receivable                                                      (462)         (1,438)
   Decrease in residual interests in securitizations                                              --           8,861
   Writedown of investment in common stock                                                        --             500
   Decrease (increase) in other assets                                                           778            (339)
   Increase (decrease) in accrued expenses and other liabilities                                 483          (1,460)
   Amortization of premiums (discounts) on investment securities                               1,905            (506)
   Other, net                                                                                     --             (24)
                                                                                         --------------  --------------
     Net cash provided by operating activities                                                 5,528          21,763
                                                                                         --------------  --------------

Cash Flows from Investing Activities
   Purchase of investment securities                                                        (202,287)       (107,166)
   Proceeds from maturities of investment securities                                          52,331         140,091
   Proceeds from sale of investment securities                                                30,007              --
   Repayments of mortgage loans                                                                   74             899
   Originations, net of repayments, of non-mortgage loans                                    (19,138)        (15,345)
   Purchase of premises and equipment                                                           (391)           (384)
   Proceeds from sales of real estate owned                                                       --             504
   Other, net                                                                                     --            (124)
                                                                                         --------------  --------------
     Net cash provided by (used in) investing activities                                    (139,404)          18,475
                                                                                         --------------  --------------

Cash Flows from Financing Activities
   Net increase in deposits                                                                   15,382           7,325
   Proceeds of repurchase agreements                                                          56,690              --
   Repayments of FHLB advances                                                               (26,000)             --
                                                                                         --------------  --------------
      Net cash provided by financing activities                                               46,072           7,325
                                                                                         --------------  --------------

Net increase (decrease) in cash and cash equivalents                                         (87,804)         47,563

Cash and cash equivalents at beginning of period                                             140,695          52,643
                                                                                         --------------  --------------

Cash and cash equivalents at end of period                                                   $52,891        $100,206
                                                                                         ==============  ==============

See notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                Consolidated Statements of Cash Flows, Continued
                                   (Unaudited)

(Dollars in thousands)
                                                        Three Months Ended
                                                            March 31,
                                                   -----------------------------
                                                       2002            2001
                                                   -------------   -------------
Supplemental Disclosures of Cash Flow Information

     Cash paid for:

       Interest
                                                       $ 10,474         $ 5,087
                                                   =============   =============
       Income taxes
                                                       $    393         $ 1,199
                                                   =============   =============
Supplemental Schedule of Non-cash Investing and
       Financing Activities

       Loans transferred to held for sale                    --         $13,669
                                                   =============   =============


See notes to consolidated financial statements.

                  United PanAm Financial Corp. and Subsidiaries
                   Notes to Consolidated Financial Statements
                   Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)

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

2.       Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company's revenues are derived from the operations of the Bank and they represent substantially all of the Company's consolidated assets and liabilities as of March 31, 2002 and December 31, 2001. Significant inter-company accounts and transactions have been eliminated in consolidation.

         These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company's financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.       Earnings Per Share

         Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2002 and March 31, 2001:



                                                                                                       Three Months

(In thousands, except per share amounts)                                                              Ended March 31,
                                                                                                ----------------------------
                                                                                                   2002            2001
                                                                                                ------------    ------------
Earnings per share - basic:
     Income before cumulative effect of change in accounting principle                              $ 2,561         $ 1,544
     Net income                                                                                     $ 2,667         $ 1,544
                                                                                                ============    ============
     Average common shares outstanding                                                               15,571          16,153
                                                                                                ============    ============
     Per share before the cumulative effect of change in accounting principle                       $  0.16         $  0.10
                                                                                                ============    ============
     Per share                                                                                      $  0.17         $  0.10
                                                                                                ============    ============
Earnings per share - diluted:

     Income before cumulative effect of change in accounting principle                              $ 2,561         $ 1,544
     Net income                                                                                     $ 2,667         $ 1,544
                                                                                                ============    ============
     Average common shares outstanding                                                               15,571          16,153
     Add: Stock options                                                                               1,767              74
                                                                                                ------------    ------------
     Average common shares outstanding - diluted                                                     17,338          16,227
     Per share before cumulative effect of change in accounting principle                           $  0.15         $  0.10
                                                                                                ============    ============
     Per share                                                                                      $  0.15         $  0.10
                                                                                                ============    ============

4.       Accounting Pronouncements

         In July 2001, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No.141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No.141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. The Company adopted the statement on January 1, 2002. The adoption of this statement did not have a material effect on UPFC.

         SFAS No.142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No.142. SFAS No.142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment. As required by SFAS No.142, UPFC adopted the new standard in the first quarter of the fiscal year 2002. Beginning on January 1, 2002, amortization of negative goodwill and intangibles with indefinite lives ceased. The adoption resulted in an increase in income of $169,000 before tax and $106,000 after tax.

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


                                                              At or For Three Months Ended March 31, 2002
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                        $ 8,930          $ 544        $ 2,226        $11,700
Provision for loan losses                                       --             85             --             85
Non-interest income                                             95            128            143            366
Non-interest expense                                         5,934             51          1,894          7,879
                                                       -------------   ------------    -----------    -----------
Segment profit (loss), pre-tax                             $ 3,091          $ 536         $  475        $ 4,102
                                                       =============   ============    ===========    ===========
Total assets                                              $209,692        $40,639       $487,901       $738,232
                                                       =============   ============    ===========    ===========

                                                              At or For Three Months Ended March 31, 2001
                                                       ----------------------------------------------------------
                                                                        Insurance
                                                           Auto          Premium
                                                         Finance         Finance        Banking         Total
                                                       -------------   ------------    -----------    -----------
Net interest income                                        $ 6,542          $ 716        $ 1,137        $ 8,395
Provision for loan losses                                       --             44             --             44
Non-interest income                                             80            105            445            630
Non-interest expense                                         4,121            175          2,156          6,452
                                                       -------------   ------------    -----------    -----------
Segment profit, pre-tax                                    $ 2,501          $ 602        $ (574)        $ 2,529
                                                       =============   ============    ===========    ===========
Total assets                                              $160,519        $34,183       $302,616       $497,318
                                                       =============   ============    ===========    ===========


         For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment

         Item 2.           Management's Discussion and Analysis of Financial
                           -------------------------------------------------
                           Condition and Results of Operations.
                           -----------------------------------

         Certain statements in this Annual Report on Form 10-Q, including statements regarding United PanAm Financial Corp.'s ("UPFC") strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our limited operating history; loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our business in California; estimates involving our discontinued operations; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the "SEC"). See "Item 1. Business - Factors That May Affect Future Results of Operations."

General

  The Company

     The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. The Company funds its operations principally through retail deposits, brokered deposits, repurchase agreements and Federal Home Loan Bank ("FHLB") advances.

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

The Bank

     The Company currently funds its operations through the Bank's deposits, repurchase agreements and FHLB advances. As of March 31, 2002, the Bank was a four-branch federal savings bank with $372.7 million in deposits. The Bank generates spread income not only from loans originated or purchased by each of the Company's principal businesses, but also from its securities portfolio and consumer loans originated by its retail deposit branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees), and is used to cover operating costs and other expenses.

Average Balance Sheets

     The following table sets forth information relating to the Company for the three months ended March 31, 2002 and 2001. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.


                                                                  Three Months Ended March 31,
                                       ---------------------------------------------------------------------
                                                       2002                                2001
                                       --------------------------------     --------------------------------
                                                                Average                              Average
(Dollars in thousands)                   Average                 Yield/      Average                  Yield/
                                       Balance (1)   Interest    Cost       Balance(1)   Interest      Cost
                                       -----------   --------   -------     ----------   --------    -------
Assets
Interest earning assets
   Securities and short term
     investments                          $323,983    $ 2,659     3.33%       $242,219     $3,640      6.01%
   Mortgage loans, net(2)                      163          3     6.47%         13,175        378     11.47%
   IPF loans, net(3)                        39,316      1,332    13.74%         33,998      1,322     15.56%
   Automobile installment
     contracts, net(4)                     205,445     11,702    23.10%        151,984      8,590     22.61%
                                       -----------   --------               ----------   --------
       Total interest earning
         assets                            568,907    $15,696    11.19%        441,376    $13,930     12.62%
                                                     --------                            --------
Non-interest earnings assets                34,678                              23,694
                                       -----------                          ----------
       Total assets                       $603,585                            $465,070
                                       ===========                          ==========
Liabilities and Equity
Interest bearing liabilities
   Customer deposits                      $365,727    $ 3,232     3.58%       $350,201     $5,020      5.81%
   Repurchase agreements                    39,652        193     1.97%             --         --         --
   FHLB advances                           108,701        571     2.13%         33,035        515      6.32%
                                       -----------   --------               ----------   --------
       Total interest bearing
         liabilities                       514,080    $ 3,996     3.15%        383,236     $5,535      5.86%
                                                     --------                            --------
Non-interest bearing liabilities            12,647                              11,735
                                       -----------                          ----------
       Total liabilities                   526,727                             394,971
Equity                                      76,858                              70,099
                                       -----------                          ----------
       Total liabilities and equity       $603,585                            $465,070
                                       ===========                          ==========
Net interest income before
  provision for loan losses                           $11,700                              $8,395
                                                     ========                            ========
Net interest rate spread(5)                                       8.03%                                6.76%
Net interest margin(6)                                            8.34%                                7.71%
Ratio of interest  earning assets to
   interest bearing liabilities                                    111%                                 115%

------------------------
(1) Average balances computed on a monthly basis.
(2) Net of allowance for loan losses; includes non-performing loans.
(3) Net of allowance for losses; includes non-performing loans.
(4) Net of unearned finance charges and allowance for losses; includes non-performing loans.
(5) Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6) Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001

  General

     Net income increased $1.13 million from $1.54 million for the three months ended March 31, 2001 to $2.67 million for the three months ended March 31, 2002.

     The increase in net income was due primarily to a $3.3 million increase in net interest income from $8.4 million in the first quarter of 2001 to $11.7 million during the same quarter of 2002 partially offset by a $1.4 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of the Company's automobile finance business.

     Auto contracts purchased, including unearned finance charges, increased $14.2 million from $57.7 million for the three months ended March 31, 2001 to $71.9 million for the three months ended March 31, 2002, as a result of our planned growth in the auto finance business, while insurance premium finance originations increased $3.9 million from $24.3 million for the three months ended March 31, 2001 to $28.2 million for the three months ended March 31, 2002.

  Interest Income

     Interest income increased from $13.9 million for the three months ended March 31, 2001 to $15.7 million for the three months ended March 31, 2002 due primarily to a $127.5 million increase in average interest earning assets partially offset by a 1.43% decrease in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were securities, which increased $101.8 million and automobile installment contracts, which increased $53.5 million. The increase in securities was a result of an increase in commercial borrowings, reflecting the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision ("OTS"). The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.

     The decline in the average yield on interest earning assets was due to a general decline in market interest rates and an increased concentration of lower yielding securities in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Average short term investments and investment securities, with an average yield of 3.33%, comprised 60.5% of average interest earning assets in the three months ended March 31, 2002 compared with 54.9% of average interest earning assets in the three months ended March 31, 2001.

  Interest Expense

     Interest expense decreased from $5.5 million for the three months ended March 31, 2001 to $4.0 million for the three months ended March 31, 2002 due to a general decline in market interest rates, partially offset by a $130.8 million increase in average interest bearing liabilities. The largest component of average interest bearing liabilities was deposits of the Bank, which increased from an average balance of $350.2 million during the quarter ended March 31, 2001 to $365.7 million during the quarter ended March 31, 2002 and FHLB advances which increased from $33.0 million for the quarter ended March 31, 2001 to $108.7 million during the quarter ended March 31, 2002. The average cost of liabilities decreased from 5.86% for the three months ended March 31, 2001 to 3.15% for the comparable period in 2002 generally as a result of a decrease in market interest rates.

  Provision for Loan Losses

     Provision for loan losses was $85,000 for the three months ended March 31, 2002 compared to $44,000 for the three months ending March 31, 2001. The provision for loan losses reflects estimated losses associated with the Company's insurance premium finance business. The total allowance for loan losses was $18.6 million at March 31, 2002 compared with $16.4 million at March 31, 2001, representing 7.26% of loans held for investment at March 31, 2002 and 7.38% at March 31, 2001. Annualized net charge-offs to average loans were 6.63% for the three months ended March 31, 2002 compared with 4.11% for the three months ended March 31, 2001 and 6.77% for the three months ended December 31, 2001.

     In addition to its provision for losses, the Company's allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. At March 31, 2002, the Company was allocating 10.5% of the net loan amount of all new loans to allowance for loan losses.

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

  Non-interest Income

     Non-interest income decreased $264,000, from $630,000 for the three months ended March 31, 2001 to $366,000 for the three months ended March 31, 2002 as a result of a $357,000 gain on the sale of loans in 2001 which was not repeated in 2002, partially offset by a $61,000 gain on the sale of securities and an increase in service charges and fee income.

  Non-interest Expense

     Non-interest expense increased $1.4 million from $6.5 million for the three months ended March 31, 2001 to $7.9 million for the three months ended March 31, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 213 employees in 31 offices, as of March 31, 2001, to 294 employees in 42 offices, as of March 31, 2002.

Income Taxes

     Income taxes increased $619,000 from $985,000 for the three months ended March 31, 2001 to $1,604,000 for the three months ended March 31, 2002. This increase occurred as a result of a $1.7 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

     Total assets increased $48.7 million, from $689.6 million at December 31, 2001 to $738.3 million at March 31, 2002. The increase resulted primarily from a $29.5 million increase in cash and cash equivalents and investment securities from $425.5 million at December 31, 2001 to $455.0 million at March 31, 2002 and a $19.1 million increase in auto loans from $236.4 at December 31, 2001 to 255.5 at March 31, 2002.

     Deposits increased $15.3 million from $357.4 million at December 31, 2001 to $372.7 million at March 31, 2002. Retail deposits decreased $5.2 million from $278.0 million at December 31, 2201 to $272.8 million at March 31, 2002. Wholesale deposits increased $20.6 million from $79.4 million at December 31, 2001 to $100.0 million at March 31, 2002.

     Shareholders' equity increased from $75.7 million at December 31, 2001 to $77.8 million at March 31, 2002, primarily as a result of net income of $2.7 million during the three months ended March 31, 2002, partially offset by a $563,000 decrease in unrealized gains on securities.

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

     At December 31, 2001, the most recent date for which the relevant OTS NPV model is available, the Bank's sensitivity measure resulting from a 100 basis point decrease in interest rates was 25 basis points and would result in a $2.5 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was 126 basis points and would result in a $11.1 million decrease in the NPV of the Bank. At December 31, 2001, the Bank's sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

     The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points ("bp"). This table is prepared by the OTS. The table does not include data for -200 and -300 basis points because these changes in rates would infer negative interest rates and are therefore not relevant.

                Interest Rate Sensitivity of Net Portfolio Value


                                                                                NPV as % of Portfolio
                                              Net Portfolio Value                  Value of Assets
                                     ------------------------------------     --------------------------
         Change in Rates             $ Amount    $ Change      % Change       NPV Ratio         % Change
         ---------------             --------    --------     -----------     ---------         --------
                                                          (Dollars in thousands)
+300 bp                              $ 75,034    $(19,212)            -20%        10.59%         -223 bp
+200 bp                                83,139     (11,107)            -12%        11.57%         -126 bp
+100 bp                                89,713      (4,533)             -5%        12.33%          -50 bp
0 bp                                   94,246          --              --%        12.83%            --bp
-100 bp                                96,738       2,492               3%        13.08%          +25 bp
-200 bp                                    --          --              --%           --%            --bp
-300 bp                                    --          --              --%           --%            --bp

Liquidity and Capital Resources

  General

     The Company's primary sources of funds are deposits at the Bank, FHLB advances, commercial repurchase agreements and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation and sale of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain adequate levels of liquid assets to fund its operations. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

     The major source of funds is deposits obtained through the Bank's four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 2002, such retail deposits were $272.8 million or 73.2% of total deposits.

     The Bank uses wholesale and broker-originated deposits to supplement its retail deposits and, at March 31, 2002, these deposits totaled $99.9 million or 26.8% of total deposits. The Bank solicits wholesale deposits by posting its interest rates on a national on-line service, which advertises the Bank's wholesale products to investors. Generally, most of the wholesale deposit account holders are institutional investors, commercial businesses or public sector entities. Broker deposits are originated through major dealers specializing in such products. Brokered deposits at March 31, 2002 totaled $51.5 million.

     The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.



                                                                         Years Ended
                                   Three Months Ended                    December 31,
                                        March 31,        ------------------------------------------
                                          2002                    2001                  2000
                                  --------------------   --------------------   -------------------
                                              Weighted               Weighted              Weighted
                                               Average               Average                Average
                                   Balance      Rate     Balance       Rate     Balance      Rate
                                  --------    --------   --------    --------   -------    --------
                                                        (Dollars in thousands)
  Passbook accounts               $ 54,007      2.35%    $ 47,931       2.31%   $ 38,730     4.32%
  Checking accounts                 17,950      1.02%      13,795       1.06%     15,250     2.25%
  Certificates of deposit
     Under $100,000                214,477      3.87%     212,981       4.43%    211,427     6.40%
     $100,000 and over              86,298      3.51%      82,643       4.33%     82,823     6.57%
                                  --------               --------               --------
       Total                      $372,732      3.43%    $357,350       3.99%   $348,230     6.03%


     The following table sets forth the time remaining until maturity for all CDs for the dates indicated.

                                  March 31,      December 31,     December 31,
                                    2002            2001             2000
                                  --------       -----------      -----------
                                            (Dollars in thousands)
Maturity within one year          $207,707          $237,683         $257,710
Maturity within two years           63,780            46,170           36,440
Maturity within three years         18,973             7,657              100
Maturity over three years           10,315             4,117               --
                                  --------       -----------      -----------
Total certificates of deposit     $300,775          $295,624         $294,250
                                  ========       ===========      ===========

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

     At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $68.6 million, or 9.29% of total adjusted assets, which is above the required level of $11.1 million, or 1.5%; core capital of $68.6 million, or 9.29% of total adjusted assets, which is above the required level of $22.2 million, or 3.0%; and risk-based capital of $73.2 million, or 20.34% of risk-weighted assets, which is above the required level of $28.8 million, or 8.0%.

     As used herein, leverage or core ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 ("FDICIA"), the Bank is deemed to be "well capitalized" at March 31, 2002.

         The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has it's own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB's assessment of an institution's credit-worthiness. As of March 31, 2002, the Bank's total borrowing capacity under this credit facility was $147.6 million, of which $43.6 million was available.

         The following table sets forth certain information regarding the Company's short-term borrowed funds (consisting of FHLB advances, repurchase agreements and warehouse lines of credit) at or for the periods ended on the dates indicated.

                                                                                                  December 31,
                                                                      March 31,     -----------------------------------
                                                                       2002               2001                2000
                                                                  --------------    ----------------    ---------------
                                                                                   (Dollars in thousands)
FHLB advances
  Maximum month-end balance                                          $130,000           $ 130,000           $ 60,000
  Balance at end of period                                            104,000             130,000             60,000
  Average balance for period                                          108,701              38,830             22,877
  Weighted average interest rate on balance at end of period             2.03%               1.97%              6.81%
  Weighted average interest rate on average balance for period           2.13%               4.04%              6.58%
Repurchase Agreements
  Maximum month-end balance                                           171,466             114,776                 --
  Balance at end of period                                            171,466             114,776                 --
  Average balance for period                                           39,652               4,503                 --
  Weighted average interest rate on balance at end of period             1.86%              2.37%                 --%
  Weighted average interest rate on average balance for period           1.97%              3.46%                 --%
Warehouse lines of credit
  Maximum month-end balance                                                --                  --           $ 26,623
  Balance at end of period                                                 --                  --                 --
  Average balance for period                                               --                  --              1,796
  Weighted average interest rate on balance at end of period               --%                 --%                --%
  Weighted average interest rate on average balance for period             --%                 --%              6.27%

         The Company had no material contractual obligations or commitments for capital expenditures at March 31, 2002.

         Summary of Loan Portfolio. At March 31, 2002, the Company's loan portfolio constituted $255.6 million, or 34.6% of the Company's total assets.

         The following table sets forth the composition of the Company's loan portfolio at the dates indicated.

                                                               March 31,            December 31,          December 31,
                                                                 2002                   2001                  2000
                                                           ------------------    -------------------    ------------------
Consumer Loans
Automobile installment contracts                                   $250,560               $232,902              $176,255
Insurance premium finance                                            29,862                 28,710                25,843
Other consumer loans                                                     64                     98                   577
                                                           ------------------    -------------------    ------------------
      Total consumer loans                                          280,486                261,710               202,675
                                                           ------------------    -------------------    ------------------

Mortgage Loans
Mortgage loans (purchased primarily from RTC)                            --                     --                16,784
Subprime mortgage loans                                                 278                    352                 1,845
                                                           ------------------    -------------------    ------------------
      Total mortgage loans                                              278                    352                18,629
                                                           ------------------    -------------------    ------------------

Commercial Loans
Insurance premium finance                                            10,777                 10,921                 8,342
Other commercial loans                                                   --                     --                    55
                                                           ------------------    -------------------    ------------------
      Total commercial loans                                         10,777                 10,921                 8,397
                                                           ------------------    -------------------    ------------------

      Total loans                                                   291,541                272,983               229,701
Unearned discounts and premium                                           --                     --                  (728)
Unearned finance charges                                            (17,364)               (18,881)              (20,737)
Allowance for loan losses                                           (18,555)               (17,460)              (15,156)
                                                           ------------------    -------------------    ------------------
      Total loans, net                                             $255,622               $236,642              $193,080
                                                           ==================    ===================    ==================

         Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company's loan portfolio at March 31, 2002 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.


                                                                March 31, 2002
                       --------------------------------------------------------------------------------------------------
                                       More Than 1   More Than 3    More Than 5     More Than
                        One Year or      Year to       Years to       Years to      10 Years      More Than       Total
                           Less          3 Years       5 Years        10 Years     to 20 Years     20 Years       Loans
                       -------------  ------------- -------------  -------------  ------------  -------------  ----------
                                                            (Dollars in thousands)
Consumer Loans              $37,170       $101,550      $141,462           $304         $  --            $ -    $280,486
Mortgage loans                   --             --            --             --           278             --         278
Commercial loans             10,777             --            --             --            --             --      10,777
                       -------------  ------------- -------------  -------------  ------------  -------------  ----------
      Total                 $47,947       $101,550      $141,462           $304          $278            $ -    $291,541
                       =============  ============= =============  =============  ============  =============  ==========


      Classified Assets and Allowance for Loan Losses

         The Company's policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on its loan portfolio. These allowances include specific allowances for identifiable impairments of individual loans and general valuation allowances for estimates for probable losses not specifically identified. In addition, the Company's allowance for loan losses is increased by a percentage of each new auto loan, currently 10.5% of the net contract amount. For IPF loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 1.25% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses.

         Periodically, management reviews the level of allowance for loan losses to determine adequacy. The determination of the adequacy of the allowance for loan losses is based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors.

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

         The following table sets forth the remaining balances of all loans (before specific allowances for losses) that were more than 30 days delinquent at March 31, 2002, December 31, 2001 and 2000.


Loan
-----                  March 31,     % of Total       December 31,       % of Total      December 31,      % of Total
Delinquencies           2002            Loans             2001              Loans            2000            Loans
-------------     ---------------- --------------- ------------------ ---------------- ---------------- ---------------
                                                                (Dollars in thousands)
30 to 59 days             $1,320            0.5%            $ 1,368             0.6%            $ 953            0.5%
60 to 89 days                519            0.2%                776             0.3%              494            0.3%
90+ days                     905            0.4%                942             0.4%            2,374            1.2%
                  ---------------- --------------- ------------------ ---------------- ---------------- ---------------
Total                     $2,744            1.1%            $ 3,086             1.3%          $ 3,821            2.0%
                  ================ =============== ================== ================ ================ ===============

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

     The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges.) at March 31, 2002, December 31, 2001 and 2000.

                                                                                                   December 31,
                                                                     March 31,      -------------------------------------
                                                                       2002               2001                2000
                                                                 -----------------  ------------------  -----------------
                                                                                 (Dollars in thousands)
Nonaccrual loans
  Single-family residential                                              $ 278             $   352            $ 2,281
  Consumer and other loans                                                 599                 688              1,323
                                                                 -----------------  ------------------ ------------------
     Total                                                               $ 877             $ 1,040            $ 3,604
                                                                 =================  ==================  =================

Nonaccrual loans as a percentage of
  Total loans held for investment                                         0.34%               0.44%              1.87%
  Total assets                                                            0.12%               0.15%              0.74%

Allowance for loan losses as a percentage of
  Total loans held for investment                                         7.26%               7.38%              7.88%
  Nonaccrual loans                                                     2115.74%            1678.84%            420.53%

     Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.


                                                                                          At or For the
                                                            At or For the                  Year Ended
                                                            Three Months                  December 31,
                                                           Ended March 31,    -------------------------------------
                                                                2002                2001               2000
                                                          ------------------  -----------------  ------------------
                                                                           (Dollars in thousands)
Allowance for Loan Losses

Balance at beginning of period                                  $ 17,460           $ 15,156            $ 14,139
     Provision for loan losses - continuing operations                85                615                 201
     Provision for loan losses - discontinued operations              --                 --               2,396
     Charge-offs
          Mortgage loans                                             (10)            (1,713)             (6,402)
          Consumer loans                                          (4,390)            (9,173)             (6,025)
                                                          ------------------  -----------------  ------------------
                                                                  (4,400)           (10,886)            (12,427)
     Recoveries
          Mortgage loans                                              --                140                 327
          Consumer loans                                             233                266                 286
                                                          ------------------  -----------------  ------------------
                                                                     233                406                 613
                                                          ------------------  -----------------  ------------------
     Net charge-offs                                              (4,167)           (10,480)            (11,814)
     Acquisition discounts allocated to loss allowance             5,177             12,169              10,234
                                                          ------------------  -----------------  ------------------
Balance at end of period                                        $ 18,555           $ 17,460            $ 15,156
                                                          ==================  =================  ==================
     Annualized net charge-offs to average loans                    6.63%              4.94%               5.03%
     Ending allowance to period end loans, net                      7.26%              7.38%               7.88%

Cash Equivalents and Securities Portfolio

         The Company's short term investments and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity.

     The following is a summary of the Company's cash equivalents and securities portfolios as of the dates indicated.


                                                                                                 December 31,
                                                                March 31,         ------------------     -------------------
                                                                 2002                   2001                    2000
                                                           ------------------     ------------------     -------------------
                                                                                (Dollars in thousands)
Balance at end of period
     Short term investments                                         $ 44,655              $ 135,267                $ 36,477
     U.S. agency securities                                          310,847                229,660                 166,838
     U.S. agency mortgage backed securities                           71,051                 35,016                  46,376
     Mutual funds                                                     20,162                 20,162                  10,051
                                                           ------------------     ------------------     -------------------
     Total                                                         $ 446,715              $ 420,104               $ 259,742
                                                           ==================     ==================     ===================
Weighted average yield at end of period
     Overnight deposits                                                0.91%                  1.23%                   5.69%
     U.S. agency securities                                            2.75%                  3.35%                   6.27%
     U.S. agency mortgage backed securities                            4.06%                  6.60%                   7.35%
     Mutual funds (mortgage-backed securities)                         3.23%                  3.59%                   6.59%
Weighted average maturity at end of period
     Overnight deposits                                                1 day                  1 day                   1 day
     U.S. agency securities                                        81 months              85 months                5 months
     U.S. agency mortgage-backed securities                       308 months             254 months              267 months
     Mutual funds (mortgage backed securities)                         1 day                  1 day                   1 day

Item 3.           Quantitative and Qualitative Disclosures About Market Risk.
                  -----------------------------------------------------------

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

         Not applicable

Item 4.           Submission of Matters to a Vote of Security Holders.
                  ---------------------------------------------------

         Not applicable

Item 5.           Other Information.
                  -----------------

         Not applicable

Item 6.           Exhibits and Reports on Form 8-K.
                  --------------------------------
         (a)      List of Exhibits
                  10.110 Employment agreement dated March 15, 2002 between Pan American Bank, FSB and Guillermo Bron.

         (b)      Reports on Form 8-K

                  Not applicable

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      United PanAm Financial Corp.


Date:      May 9, 2002                By:    /s/    Guillermo Bron
                                             -----------------------------------

                                      Guillermo Bron
                                      Chairman
                                      and Chief Executive Officer
                                      (Principal Executive Officer)

           May 9, 2002                By:    /s/    Garland W. Koch
                                             -----------------------------------

                                      Garland W. Koch
                                      Senior Vice President
                                      and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer)