Form 10-Q
period 2002-06-30
UNITED PANAM FINANCIAL CORP
filed 2002-08-12
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐
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

(949) 224-1917
(Registrant’s telephone number, including area code)

Not applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

The number of shares outstanding of the Registrant’s Common Stock as of August 2, 2002 was 15,571,400.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

June 30, 2002

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Unaudited)

ASSETS	June 30, 2002	December 31, 2001
	(In thousands, except share and per share data)
Cash and due from banks	$14,928	$5,428
Short term investments	29,449	135,267

Cash and cash equivalents	44,377	140,695
Securities available for sale, at fair value	456,996	284,837
Loans	296,285	252,858
Less allowance for loan losses	(20,473)	(16,410)

Loans, net	275,812	236,448
Loans held for sale	119	194
Premises and equipment, net	2,349	2,124
Federal Home Loan Bank stock, at cost	5,980	6,500
Accrued interest receivable	1,525	4,029
Other assets	9,949	14,746

Total assets	$797,107	$689,573

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$351,235	$357,350
Federal Home Loan Bank advances	30,000	130,000
Repurchase agreements	326,889	114,776
Accrued expenses and other liabilities	7,935	11,781

Total liabilities	716,059	613,907

Common stock (no par value):
Authorized, 30,000,000 shares
Issued and outstanding, 15,571,400 shares at
June 30, 2002 and December 31, 2001	63,630	63,630
Retained earnings	16,977	11,287
Unrealized gain on securities available for sale, net	441	749

Total shareholders’ equity	81,048	75,666

Total liabilities and shareholders’ equity	$797,107	$689,573

See accompanying notes to consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share data)
Interest Income
Loans	$14,081	$11,057	$27,115	$21,346
Securities	3,124	3,468	5,782	7,108

Total interest income	17,205	14,525	32,897	28,454

Interest Expense
Deposits	3,115	4,811	6,348	9,831
Federal Home Loan Bank advances	215	393	784	907
Repurchase agreements	1,107	32	1,300	32

Total interest expense	4,437	5,236	8,432	10,770

Net interest income	12,768	9,289	24,465	17,684
Provision for loan losses	99	124	183	168

Net interest income after provision for loan losses	12,669	9,165	24,282	17,516

Non-interest Income
Net gain on sale of securities	—	—	61	—
Net gain on sale of loans	—	1250	—	1,607
Service charges and fees	197	168	388	333
Loan related charges and fees	71	66	156	141
Other income	32	34	61	67

Total non-interest income	300	1,518	666	2,148

Non-interest Expense
Compensation and benefits	4,971	5,152	9,780	8,861
Occupancy	895	753	1,770	1,517
Other	2,126	1,726	4,322	3,705

Total non-interest expense	7,992	7,631	15,872	14,083

Income before income taxes and cumulative effect of change in accounting principle	4,977	3,052	9,076	5,581
Income taxes	1,953	1,190	3,492	2,175

Income before cumulative effect of change in accounting principle	3,024	1,862	5,584	3,406

Cumulative effect of change in accounting principle net of tax	—	—	106	—

Net income	$3,024	$1,862	5,690	$3,406

Earnings per share—basic:
Income before cumulative effect of change in accounting principle	$0.19	$0.12	$0.36	$0.21

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net income	$0.19	$0.12	$0.37	$0.21

Weighted average shares outstanding	15,571	16,169	15,571	16,161

Earnings per share-diluted:
Income before cumulative effect of change in accounting principle	$0.17	$0.11	$0.32	$0.21

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net income	$0.17	$0.11	$0.33	$0.21

Weighted average shares outstanding	17,626	17,380	17,500	16,613

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net income	$3,024	$1,862	$5,690	$3,406
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	254	141	(308)	286

Comprehensive income	$3,278	$2,003	$5,382	$3,692

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$5,690	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for converting option plan	—	1,369
Sale of loans held for sale	—	16,194
Gain on sale of securities	(61)	—
Provision for loan losses	183	168
Gain on sale of mortgage loans	—	(1,609)
Depreciation and amortization	425	443
FHLB stock dividend	(81)	(100)
Decrease in residual interest in securitizations	—	8,861
Decrease (increase) in accrued interest receivable and other assets	2,504	(2,285)
Decrease in deferred taxes	4,994	1,486
Decrease in accrued expenses and other liabilities	(3,846)	(3,115)
Amortization of premiums (discounts) on securities	2,598	(270)
Other net	—	(41)

Net cash provided by operating activities	12,406	24,507

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	188,844	220,398
Purchase of investment securities	(394,052)	(206,141)
Proceeds from sales of securities	30,007	—
Repayments of mortgage loans	74	849
Originations and purchases, net of repayments, of non-mortgage loans	(39,546)	(30,852)
Purchase of premises and equipment	(650)	(675)
Proceeds from sale (purchase) of FHLB stock, net	601	(500)
Proceeds from sales of real estate owned	—	860
Other, net	—	(233)

Net cash used in investing activities	(214,722)	(16,294)

Cash Flows from Financing Activities
Issuance of capital stock	—	24
Net (decrease) increase in deposits	(6,115)	34,879
Repayment, net of proceeds, from FHLB advances	(100,000)	(3,000)
Proceeds, net of repayments, from repurchase agreements	212,113	74,183

Net cash provided by financing activities	105,998	106,086

Net (decrease) increase in cash and cash equivalents	(96,318)	114,299
Cash and cash equivalents at beginning of period	140,695	42,592

Cash and cash equivalents at end of period	$44,377	$156,891

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, CONTINUED

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$8,682	$10,642

Taxes	$798	$1,046

Supplemental Schedule of Non-cash Investing and Financing Activities
Acquisition of real estate owned through foreclosure of related mortgage loans	$—	$36

Loans transferred to be held for sale	$—	$14,187

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three and Six Months Ended June 30, 2002 and 2001
(Unaudited)

1. Organization

United PanAm Financial Corp. (the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation (the “Predecessor”), into the Company. Unless the context indicates otherwise, all references herein to the “Company” include the Predecessor. The Company was originally organized as a holding company for Pan American Financial, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the “RTC”) on April 29, 1994. The Company, PAFI and the Bank are considered to be Hispanic owned. PAFI is a wholly owned subsidiary of the Company, and the Bank is a wholly owned subsidiary of PAFI.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2002 and December 31, 2001. Significant inter-company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Earnings Per Share From Continuing Operations

Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(In thousands, except per share amounts)
Earnings per share—basic:
Income before cumulative effect of change in accounting principle	$3,024	$1,862	$5,584	$3,406
Net Income	$3,024	$1,862	$5,690	$3,406

Average common shares outstanding	15,571	16,169	15,571	16,161

Per share before cumulative effect of change in accounting principle	$0.19	$0.12	$0.36	$0.21

Earnings per share	$0.19	$0.12	$0.37	$0.21

Earnings per share—diluted:
Income before cumulative effect of change in accounting principle	$3,024	$1,862	$5,584	$3,406
Net Income	$3,024	$1,862	$5.690	$3,406

Average common shares outstanding	15.571	16,169	15,157	16,161
Add: Stock options	2,055	1,211	1,929	452

Average common shares outstanding—diluted	17,626	17,380	17,500	16,613
Per share before cumulative effect of change in accounting principle	$0.17	$0.11	$0.32	$0.21

Earnings per share	$0.17	$0.11	$0.33	$0.21

4. Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS No. 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No 143 to have any material impact on the Company’s financial statements.

In August 2001, FASB issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144), which supersedes both FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS No. 121) and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (Opinion 30), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

The Company adopted SFAS No. 144 on January 1, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have any material impact on the Company’s financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS No. 145). SFAS No. 145 will rescind SFAS No. 4 which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result of SFAS No. 145, the criteria in APB Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions will now be used to classify those gains and losses. SFAS No. 64 amended SFAS No. 4, and is no longer necessary because SFAS No. 4 has been rescinded. The adoption of FASB 145 did not have any effect on the Company’s financial statements.

Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires the Company to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

5. Operating Segments

The Company has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment, through a contractual agreement, underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a four-branch federal savings bank and is the principal funding source for the Company’s auto and insurance premium finance segments.

The accounting policies of the segments are the same as those of the Company’s except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

	At or For Three Months Ended June 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
	(In thousands)
Net interest income	$9,579	$603	$2,586	$12,768
Provision for loan losses	—	99	—	99
Non-interest income	88	139	73	300
Non-interest expense	6,381	55	1,556	7,992

Segment profit, pre-tax	$3,286	$588	$1,103	$4,977

Total assets	$239,521	$41,906	$515,680	$797,107

	At or For Three Months Ended June 30, 2001
	Auto Finance	Insurance Premium Finance	Banking	Total
	(In thousands)
Net interest income	$7,361	$568	$1,360	$9,289
Provision for loan losses	—	124	—	124
Non-interest income	76	149	1,293	1,518
Non-interest expense	4,558	54	3,019	7,631

Segment profit (loss), pre-tax	$2,879	$539	$(366)	$3,052

Total assets	$175,891	$35,152	$386,752	$597,795

	At or For Six Months Ended June 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
	(In thousands)
Net interest income	$18,510	$1,143	$4,812	$24,465
Provision for loan losses	—	183	—	183
Non-interest income	183	271	212	666
Non-interest expense	12,316	105	3,451	15,872

Segment profit, pre-tax	$6,377	$1,126	$1,573	$9,076

Total assets	$239,521	$41,906	$515,680	$797,107

	At or For Six Months Ended June 30, 2001
	Auto Finance	Insurance Premium Finance	Banking	Total
	(In thousands)
Net interest income	$13,903	$1,284	$2,497	$17,684
Provision for loan losses	—	168	—	168
Non-interest income	156	254	1,738	2,148
Non-interest expense	8,679	229	5,175	14,083

Segment profit (loss), pre-tax	$5,380	$1,141	$(940)	$5,581

Total assets	$175,891	$35,152	$386,752	$597,795

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Annual Report on Form 10-Q, including statements regarding United PanAm Financial Corp.’s (the”Company”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our limited operating history; loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

General

    The Company

The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by retail bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail deposits, brokered deposits, Federal Home Loan Bank (“FHLB”) advances, and commercial repurchase agreements. The Company is a holding company for Pan American Bank, FSB, a federally chartered savings association (the”Bank”).

The Company commenced operations in 1994 by purchasing from the Resolution Trust Corporation (RTC) certain assets and assuming certain liabilities of the Bank’s predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In

1995, the Company commenced its insurance premium finance business through an agreement with BPN Corporation (“BPN”) and in 1996, the Company commenced its automobile finance business.

    Automobile Finance

In 1996, the Bank commenced its automobile finance business through its subsidiary, United Auto Credit Corporation (“UACC”). UACC acquires, holds for investment and services nonprime retail automobile installment sales contracts (“auto contracts”) generated by franchised and independent dealers of used automobiles. UACC’s customers are considered “nonprime” because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. As UACC provides all marketing, origination, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

    Insurance Premium Finance

In May 1995, the Bank entered into an agreement with BPN under the name “ClassicPlan” (such business, “IPF”). Under this agreement, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business insurance premiums in California and BPN markets the financing program and services the loans for the Bank. The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank’s collateral is the unearned insurance premium held by the insurance company. The unearned portion of the insurance premium is refundable to IPF in the event the underlying insurance policy is canceled. The Company does not sell or have the risk of underwriting the underlying insurance policy.

As a result of BPN performing substantially all marketing and servicing activities, the Company’s role is primarily that of an underwriter and funder of loans. Therefore, IPF’s income is generated primarily on a spread basis, supplemented by non-interest income generated from late payment and returned check fees. The Bank uses this income to cover the costs of underwriting and loan administration, including compensation, occupancy and data processing expenses.

    The Bank

The Company currently funds its operations primarily through the Bank’s deposits; FHLB advances and repurchase agreements. As of June 30, 2002, the Bank was a four-branch federal savings bank with $351.2 million in deposits. The Bank generates spread income not only from loans originated or purchased by each of the Company’s principal businesses, but also from its securities portfolio and consumer loans originated by its retail branches. This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees) and is used to cover operating costs and other expenses.

Average Balance Sheets

The following table sets forth information relating to the Company for the three and six-month periods ended June 30, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended June 30,
	2002			2001
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
		(Dollars in thousands)
Assets
Interest earning assets
Securities	$427,289	$3,123	2.93%	$254,309	$3,468	5.51%
Mortgage loans, net(2)	132	—	—	2,079	46	8.85%
IPF loans, net(3)	41,170	1,433	13.97%	33,986	1,333	15.69%
Automobile installment contracts, net(4)	224,656	12,649	22.58%	165,793	9,678	23.27%

Total interest earning assets	693,247	17,205	9.96%	456,167	14,525	12.74%

Non-interest earning assets	37,168			28,419

Total assets	$730,415			$484,586

Liabilities and Equity
Interest bearing liabilities
Deposits	$363,164	$3,114	3.44%	$366,189	$4,811	5.26%
FHLB advances	40,198	215	2.14%	31,970	393	4.92%
Repurchase Agreements	235,279	1,108	1.89%	2,317	32	5.35%

Total interest bearing liabilities	638,641	4,437	2.79%	400,476	5,236	5.23%

Non-interest bearing liabilities	12,488			11,906

Total liabilities	651,129			412,382
Equity	79,286			72,204

Total liabilities and equity	$730,415			$484,586

Net interest income before provision for loan losses		$12,768			$9,289

Net interest rate spread(5)			7.17%			7.51%
Net interest margin(6)			7.39%			8.15%
Ratio of interest earning assets to interest bearing liabilities			109%			114%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2002			2001
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost

Assets
Interest earning assets
Securities	$375,636	$5,782	3.10%	$248,264	$7,108	5.75%
Mortgage loans, net(2)	147	3	3.55%	7,627	423	11.10%
IPF loans, net(3)	40,243	2,762	13.86%	33,992	2,655	15.62%
Automobile installment contracts, net(4)	215,051	24,350	22.83%	158,888	18,268	22.95%

Total interest earning assets	631,077	32,897	10.51%	448,771	28,454	12.68%

Non-interest earning assets	35,923			26,057
Total assets	$667,000			$474,828

Liabilities and Equity
Interest bearing liabilities
Deposits	$364,445	$6,348	3.51%	$358,195	$9,831	5.49%
FHLB advances	74,450	784	2.13%	32,503	907	5.58%
Repurchase agreements	137,465	1,300	1.91%	1,158	32	5.35%

Total interest bearing liabilities	576,360	8,432	2.95%	391,856	10,770	5.50%

Non-interest bearing liabilities	12,568			11,820

Total liabilities	588,928			403,676
Equity	78,072			71,152
Total liabilities and equity	$667,000			$474,828

Net interest income before provision for loan losses		$24,465			$17,684

Net interest rate spread(5)			7.56%			7.18%
Net interest margin(6)			7.82%			7.88%
Ratio of interest earning assets to interest bearing liabilities			109%			115%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2002 and June 30, 2001

    General

For the three months ended June 30, 2002, the Company reported income of $3.0 million or $.17 per diluted share; an increase of $1.1 million from $1.9 million or $.11 per diluted share for the comparable period a year ago.

The increase in net income was due primarily to a $3.5 million increase in net interest income to $12.8 million from $9.3 million in the second quarter of 2001, partially offset by a $1.2 million decrease in non-interest income. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $17.7 million to $77.2 million from $59.5 million for the three months ended June 30, 2001, as a result of our planned growth in the auto finance business. Insurance premium finance originations increased $5.4 million to $30.1 million from $24.7 million for the three months ended June 30, 2001.

    Interest Income

Interest income increased to $17.2 million from $14.5 million for the three months ended June 30, 2001, due primarily to a $237 million increase in average interest earning assets, partially offset by a .76% decrease in net interest margin. The largest growth components in average interest earning assets were in investment securities, which increased by $173 million and automobile installment contracts, which increased by $59.5 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision (“OTS”) while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The yield on the average balance of short term investments and investment securities decreased from 5.5% to 2.9% for the 3 month periods ending June 30, 2001 and 2002, respectively.

    Interest Expense

Interest expense decreased from $5.2 million for the three months ended June 30, 2001 to $4.4 million for the three months ended June 30, 2002, due to a general decline in market interest rates, partially offset by a $238 million increase in average interest bearing liabilities. The largest components of average interest bearing liabilities were deposits of $363 million, repurchase agreements of $235 million and FHLB advances of $40 million. Repurchase agreements increased to $235 million from $2 million as of June 30, 2001 as a result of a corresponding increase in investment securities. The average cost of liabilities decreased from 5.23% for the three months ended June 30, 2001 to 2.79% for the comparable period in 2002, generally as a result of a decrease in market interest rates.

    Provision for Loan Losses

Provision for loan losses was $99,000 for the three months ended June 30, 2002 compared to $124,000 for the three months ended June 30, 2001. The provision for loan losses reflects estimated losses associated with the Company’s insurance premium finance business.

In addition to its provision for losses, the Company’s allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. At June 30, 2002, the Company was allocating 10.5% of acquisition discounts to allowance for loan losses.

The total allowance for loan losses was $20.5 million at June 30, 2002 compared with $16.4 million at June 30, 2001, representing 6.91% of loans at June 30, 2002 and 7.28% at June 30, 2001. Annualized net charge-offs to average loans were 5.5% for the three months ended June 30, 2002 compared with 3.9% for the three months ended June 30, 2001.

A provision for loan losses is charged to operations based on the Company’s regular evaluation of its loans held for investment and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic conditions or other circumstances will not result in increased losses in the loan portfolio.

    Non-interest Income

Non-interest income decreased to $300,000 from $1.5 million for the three months ended June 30, 2001 primarily as a result of a $1.3 million gain on the sale of substantially all of the remaining mortgage loan portfolio during 2001, partially offset by an increase in service charges and fee income.

Non-interest expense increased $400,000 to $8.0 million from $7.6 million for the three months ended June 30, 2001. During 2001, the Company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting the option plan in UACC to options in the Company. Without considering this item, non-interest expense increased by $1.7 million. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 225 employees in 32 offices, as of June 30, 2001, to 310 employees in 46 offices, as of June 30, 2002.

    Income Taxes

Income taxes increased $800,000 from $1.2 million for the three months ended June 30, 2001 to $2.0 million for the three months ended June 30, 2002. This increase occurred as a result of a $1.9 million increase in income before income taxes between the two periods.

    Comparison of Operating Results for the Six Months Ended June 30, 2002 and June 30, 2001

    General

For the six months ended June 30, 2002, the Company reported income of $5.7 million or $0.33 per diluted share. This compares with income of $3.4 million or $0.21 per diluted share, for the comparable period a year ago.

In 2002, net interest income increased $6.8 million as a result of the planned increase in the auto finance unit receivables. In 2001, the Company recognized a gain of $1.3 million as a result of the sale of substantially all of the remaining mortgage loan portfolio, and incurred a $1.4 million one-time non-cash charge in compensation expense as a result of the conversion of an option plan in UACC, its auto lending unit, to options in the Company. These items were not repeated in 2002.

Purchased auto contracts increased to $149.1 million from $117.3 million for the six months ended June 30, 2001, while insurance premium finance originations increased to $58.3 million from $49.0 million for the six months ended June 30, 2001.

    Interest Income

Interest income increased to $32.9 million from $28.5 million for the six months ended June 30, 2001, due primarily to a $182 million increase in average interest earning assets, partially offset by a .06% decrease in net interest margin. The largest growth components in average interest earning assets were in investment securities, which increased by $127 million and automobile installment contracts, which increased by $56 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the OTS, while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the six months ended June 30, 2002 compared to the six months end June 30, 2001. The yield on the average balance of short term investments and investment securities decreased from 5.8% to 3.1% for the six month periods ending June 30, 2001 and 2002, respectively.

    Interest Expense

Interest expense decreased to $8.4 million from $10.8 million for the six months ended June 30, 2001 due to a general decline in market interest rates, partially offset by a $184.5 million increase in average interest bearing liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $364.4 million from an average balance of $358.2 million during the six months ended June 30, 2001, repurchase agreements, which increased to $137.5 million from $1.2 million for the six months ended June 30, 2001 and FHLB advances which increased to $74.4 million from $32.5 million for the six months ended June 30, 2001. The average cost of liabilities decreased from 5.50% for the six months ended June 30, 2001 to 2.95% for the comparable period in 2002 generally as a result of a decrease in market interest rates.

Provision for Loan Losses

Provision for loan losses was $183,000 for the six months ended June 30, 2002 compared to $168,000 for the six months ending June 30, 2001. The provision for loan losses reflects estimated losses associated with the Company’s insurance premium finance business.

In addition to its provision for losses, the Company’s allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company allocates the estimated amount of its acquisition discounts attributable to credit risk to the allowance for loan losses. At June 30, 2002, the Company was allocating 10.5% of the net loan amount of all new loans to allowance for loan losses.

The total allowance for loan losses was $20.5 million at June 30, 2002 compared with $16.4 million at June 30, 2001, representing 6.91% of loans at June 30, 2002 and 7.28% at June 30, 2001. Annualized net charge-offs to average loans were 6.15% for the six months ended June 30, 2002 compared with 4.17% for the six months ended June 30, 2001 and 6.77% for the three months ended December 31, 2001.

A provision for loan losses is charged to operations based on the Company’s regular evaluation of its loans and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or real estate market conditions or other circumstances will not result in increased losses in the loan portfolio.

Non-interest Income

Non-interest income decreased to $666,000 from $2.1 million for the six months ended June 30, 2001 as a result of a $1.3 million gain on the sale of substantially all of the remaining mortgage loan portfolio in 2001, partially offset by a $61,000 gain on the sale of securities and an increase in service charges and fee income.

Non-interest Expense

Non-interest expense increased $1.8 million to $15.9 million from $14.1 million for the six months ended June 30, 2001. During 2001, the Company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting the option plan in UACC, its auto lending unit, to options in the Company. Without considering this item, non-interest expense increased $3.2 million. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase from 225 employees in 32 offices, as of June 30, 2001, to 310 employees in 46 offices, as of June 30, 2002.

    Income Taxes

Income taxes increased $1.3 million; from $2.2 million for the six months ended June 30, 2001 to $3.5 million for the six month period ended June 30, 2002. This increase occurred as a result of a $3.5 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at June 30, 2002 and December 31, 2001

Total assets increased $107.5 million to $797.1 million, from $689.6 million at December 31, 2001. This increase occurred primarily as a result of a $39.4 million increase in loans to $275.8 million from $236.4 million at December 31, 2001 and a $75.8 million increase in the combined balance of cash and cash equivalents and securities available for sale to $501.4 million, from $425.5 million at December 31, 2001.

Cash and cash equivalents decreased to $44.4 million from $140.7 million at December 31, 2001. Securities available for sale increased to $457.0 million from $284.8 million at December 31, 2001. These net increases reflected the reinvestment of the proceeds received from expanded usage of repurchase agreements in investment securities to meet the 30% qualified thrift lender requirement of the OTS.

Deposits decreased $6.1 million to $351.2 million from $357.3 million at December 31, 2001 while retail deposits increased $44 million to $322.3 million from $278.0 million at December 31, 2001 as a result of the expanded use of the Internet in originating deposits. Brokered deposits decreased $50.5 million to $28.9 million from $79.4 million at December 31, 2001.

Other interest bearing liabilities include commercial repurchase agreements and Federal Home Loan Bank advances. Outstanding Federal Home Loan Bank advances were $30.0 million compared to $130.0 million at December 31, 2001. Commercial repurchase agreements were $326.9 million compared with 114.8 million at December 31, 2001. The increase in repurchase agreements resulted from a decline in borrowings from FHLB and the purchase of investment securities to increase assets to comply with the 30% QTL test of the OTS.

Shareholders’ equity increased to $81.0 million from $75.7 million at December 31, 2001, primarily as a result of net income of $5.7 million during the six months ended June 30, 2002.

Management of Interest Rate Risk

The principal objective of the Company’s interest rate risk management program is to evaluate the interest rate risk inherent in the Company’s business activities, determine the level of appropriate risk given the Company’s operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors. Through such management, the Company seeks to reduce the exposure of its operations to changes in interest rates. The Board of Directors reviews on a quarterly basis the asset/liability position of the Company, including simulation of the effect on capital of various interest rate scenarios.

The Company’s profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates.

The Bank’s interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company reviews a market value model (the “OTS NPV model”) prepared quarterly by the Office of Thrift Supervision (the “OTS”), based on the Bank’s quarterly Thrift Financial Reports filed with the OTS. The OTS NPV model measures the Bank’s interest rate risk by approximating the Bank’s NPV under various scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates. The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts. Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

At March 31, 2002, the most recent date for which the relevant OTS NPV model is available, the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was -21 basis points and would result in a $1.4 million decrease in the NPV of the Bank, and from a 200 basis point increase in interest rates was -30 basis points and would result in a $4.1 million decrease in the NPV of the Bank. At March 31, 2002, the Bank’s sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

Although the NPV measurement provides an indication of the Bank’s interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on the Bank’s net interest income and will differ from actual results. Management monitors the results of this modeling, which are presented to the Board of Directors on a quarterly basis.

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2002 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”). This table is based on data prepared by the OTS. The table does not include data for –200 and –300 basis points because these changes would infer negative interest rates and are therefore irrelevant.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
		(Dollars in thousands)
+300 bp	$120,057	$(9,636)	-7%	15.39%	-82 bp
+200 bp	125.550	(4,143)	-3%	15.91%	-30 bp
+100 bp	128,847	(846)	-1%	16.19%	-2 bp
0 bp	129,693	—	—	16.21%	—
-100 bp	128,321	(1,372)	-1%	16.00%	-21 bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

Liquidity and Capital Resources

    General

The Company’s primary sources of funds are deposits at the Bank, FHLB advances, commercial repurchase agreements, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. However, the Company has continued to maintain adequate levels of liquid assets to fund its operations. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

The major source of funds consists of deposits obtained through the Bank’s four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. The Bank also solicits deposits by posting its interest rates on a national on-line service which advertises the bank’s products to investors. At June 30, 2002, retail deposits were $322.3 million or 91.8% of total deposits.

The Bank also uses broker-originated deposits to supplement its retail deposits and, at June 30, 2002, brokered deposits totaled $28.9 million or 8.2% of total deposits. Brokered deposits are originated through major dealers specializing in such products.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	June 30,		December 31,
	2002		2001		2000
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
			(Dollars in thousands)
Passbook accounts	$58,887	2.21%	$47,931	2.31%	$38,730	4.32%
Checking accounts	16,441	1.08%	13,795	1.06%	15,250	2.25%
Certificates of deposit
Under $100,000	191,772	3.65%	212,981	4.43%	211,427	6.40%
$100,000 and over	84,135	3.38%	82,643	4.33%	82,823	6.57%

Total	$351,235	3.22%	$357,350	3.99%	$348,230	6.03%

The following table sets forth the time remaining until maturity for all CDs at June 30, 2002, December 31, 2001 and 2000.

	June 30, 2002	December 31, 2001	December 31, 2000
	(Dollars in thousands)
Maturity within one year	$201,718	$237,683	$257,710
Maturity within two years	39,873	46,170	36,440
Maturity within three years	19,748	7,657	100
Maturity over three years	14,568	4,114	—

Total certificates of deposit	$275,907	$295,624	$294,250

Although the Bank has a significant amount of deposits maturing in less than one year, the Company believes the Bank’s current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $71.6 million, or 8.99% of total adjusted assets, which is above the required level of $11.9 million, or 1.5%; core capital of $71.6 million, or 8.99% of total adjusted assets, which is above the required level of $23.9 million, or 3.0%; and risk-based capital of $76.3 million, or 21.19% of risk-weighted assets, which is above the required level of $28.8 million, or 8.0%.

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” as of June 30, 2002.

The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into repurchase agreements utilizing its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of June 30, 2002, the Bank’s total borrowing capacity under this credit facility was $199.3 million of which $169.3 million was unused and available for borrowing.

The following table sets forth certain information regarding the Company’s short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

	Six Months ended June 30, 2002	December 31,
		2001	2000
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$130,000	$130,000	$60,000
Balance at end of period	30,000	130,000	60,000
Average balance for period	74,450	38,830	22,877
Weighted average interest rate on balance at end of period	2.07%	1.97%	6.81%
Weighted average interest rate on average balance for period	2.13%	4.04%	6.58%
Warehouse lines of credit
Maximum month-end balance	$—	$—	$26,623
Balance at end of period	—	—	—
Average balance for period	—	—	1,796
Weighted average interest rate on balance at end of period	—%	—%	—%
Weighted average interest rate on average balance for period	—%	—%	6.27%
Repurchase agreements
Maximum month end balance	$326,889	$114,776	$—
Balance at end of period	326,889	114,776	—
Average balance for period	137,466	4,503	—
Weighted average interest rate on balance at end of period	1.84%	2.37%	—%
Weighted average interest rate on average balance for period	1.91%	3.46%	—%

The Company had no material contractual obligations or commitments for capital expenditures at June 30, 2002.

Lending Activities

Summary of Loan Portfolio. At June 30, 2002, the Company’s net loan portfolio constituted of $275.9 million, or 34.6% of the Company’s total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	June 31, 2002	December 31, 2001	December 31, 2000
	(Dollars in thousands)
Consumer Loans
Automobile installment contracts	$266,794	$232,902	$176,255
Insurance premium finance	28,380	28,710	25,843
Other consumer loans	47	98	577

Total consumer loans	295,221	261,710	202,675

Mortgage Loans
Mortgage loans	—	—	16,784
Subprime mortgage loans	278	352	1,845
Total mortgage loans	278	352	18,629

Commercial Loans
Insurance premium finance	13,526	10,921	8,342
Other commercial loans	—	—	55

Total commercial loans	13,526	10,921	8,397

Total loans	309,025	272,983	229,701
Unearned discounts and premium	—	—	(728)
Unearned finance charges	(12,621)	(18,881)	(20,737)
Allowance for loan losses	(20,473)	(17,460)	(15,156)
Total loans, net	$275,931	$236,642	$193,080

Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company’s loan portfolio at June 30, 2002 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

	June 30, 2002
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years to 20 Years	More Than 20 Years	Total Loans
	(Dollars in thousands)
Mortgage loans	$—	$—	$—	$—	$278	—	$278
Commercial loans	13,526	—	—	—	—	—	13,526
Consumer loans	35,972	105,760	153,129	360	—	—	295,221
Total	$49,498	$105,760	$153,129	$360	$278	—	$309,025

Classified Assets and Allowance for Loan Losses

The Company’s policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on its loan portfolio. The allowance includes a specific allowance for identifiable impairments of individual loans and a general valuation allowance for estimates for probable losses not specifically identified. In addition, the Company’s allowance for loan losses is increased by a percentage of each new auto loan, currently 10.5% of the net contract amount. For IPF loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 1.25% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses.

Periodically, management reviews the level of allowance for loan losses to determine adequacy. The determination of the adequacy of the allowance for loan losses is based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors.

The Company’s management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank’s most recent examination by its regulatory agencies was completed in May 2002 and no adjustment to the Bank’s allowance for loan losses was required.

The following table sets forth the remaining balances of all loans (before specific allowances for losses) that were more than 30 days delinquent at June 30, 2002, December 31, 2001 and 2000.

Loan Delinquencies	June 30, 2002	% of Total Loans	December 31, 2001	% of Total Loans	December 31, 2000	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$1,324.4%		$ 953	0.5%	$ 3,071	1.0%
60 to 89 days	591.2%		494	0.3%	2,443	0.8%
90+ days	743.3%		2,374	1.2%	13,307	4.6%

Total	$2,658.9%		$3,821	2.0%	$18,821	6.4%

Nonaccrual and Past Due Loans. A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at June 30, 2002, December 31, 2001 and 2000.

	June 30, 2002	December 31,
		2001	2000
	(Dollars in thousands)
Nonaccrual loans
Single-family residential	$278	$2,281	$15,825
Multi-family residential and commercial	—	—	100
Consumer and other loans	471	1,323	1,060

Total	$749	$3,604	$16,985

Nonaccrual loans as a percentage of
Total loans held for investment	0.27%	1.87%	10.73%
Total assets	0.09%	0.74%	3.88%
Allowance for loan losses as a percentage of total loans	6.91%	7.28%	4.58%

Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated.

	At or For the Six Months Ended June 30, 2002	At or For the Year Ended December 31,
		2001	2000
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$17,460	$15,156	$14,139
Provision for loan losses	183	615	201
Provision for loan losses – discontinued operations	—	—	2,396
Charge-offs
Mortgage loans	(10)	(1,713)	(6,402)
Consumer loans	(8,386)	(9,173)	(6,025)

	(8,396)	(10,886)	(12,427)
Recoveries
Mortgage loans	—	140	327
Consumer loans	539	266	286

	539	406	613

Net charge-offs	(7,857)	(10,480)	(11,814)
Acquisition discounts allocated to loss allowance	10,686	12,169	10,234
Balance at end of period	$20,473	$17,460	$15,156

Annualized net charge-offs to average loans	6.15%	4.94%	5.03%
Ending allowance to period end loans	6.91%	7.28%	4.58%

The Company’s policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio. The Company’s allowance for loan losses is also increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. The Company currently allocates 10.5% from acquisition discounts to allowance for loan losses.

The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

Cash Equivalents and Securities Portfolio

The Company’s cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of the Company’s short term investments and securities portfolios as of the dates indicated.

	June 30, 2002	December 31,
		2001	2000
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$ 29,449	$135,267	$ 36,477
U.S. agency securities	250,525	229,660	166,838
U. S. mortgage backed securities	186,309	35,015	46,376
Mutual funds	20,162	20,162	10,051

Total	$486,445	$420,104	$259,742

Weighted average yield at end of period
Overnight deposits	1.31%	1.23%	5.69%
U.S. agency securities	2.62%	3.35%	6.27%
U.S. mortgage backed securities	3.03%	6.60%	7.35%
Mutual funds (mortgage backed securities)	3.23%	3.59%	6.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	60 months	85 months	5 months
U.S. mortgage backed securities	306 months	254 months	267 months
Mutual funds (mortgage backed securities)	1 day	1 day	1 day

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.”

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Changes in Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company’s shareholders held on June 25, 2002 the shareholders considered the following proposals:

Proposal I. The election of three directors to serve terms of two years

Proposal II. The approval of an amendment to the Company’s Stock Incentive Plan to increase the number of shares of common stock reserved for issuance.

Proposal III. The ratification of the selection of KPMG LLP as the Company’s independent auditors for 2002
Proposal I Messrs. Lawrence Grill, Ron Duncanson and Mitchell Lynn were elected as directors of the Company with terms expiring in 2004. These directors were elected with the following share voting: Lawrence Grill 15,309,718 authority given; 23,500 authority waived, Ron Duncanson 15,327,968 authority given, 5,250 authority waived; Mitchell Lynn 15,327,968 authority given, 5,250 authority waived.

Proposal II. The amendment to the stock option plan was approved by shareholders with voting of 12,039,538 for, 722,326 against and 1,750 abstained.

Proposal III. Ratification of KPMG LLP as the Company’s independent auditors was approved by shareholders with voting at 15,330,218 for, 2,500 against and 0 abstained.

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits
Exhibit 99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b) Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PANAM FINANCIAL CORP.

By:	/S/ GUILLERMO BRON
Guillermo Bron Chairman and Chief Executive Officer (Principal Executive Officer)
Date: August 9, 2002

By:	/S/ GARLAND W. KOCH
Garlanld W. Koch Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
August 9, 2002