Form 10-Q
period 2002-09-30
UNITED PANAM FINANCIAL CORP
filed 2002-11-13
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

Or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to ___________

Commission File Number 000-24051

UNITED PANAM FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3211687 (I.R.S. Employer Identification Number)

3990 Westerly Place, Suite 200
Newport Beach, CA  92660
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

The number of shares outstanding of the Registrant’s Common Stock as of November 1, 2002 was 15,766,725.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
SEPTEMBER 30, 2002

PART I.	FINANCIAL INFORMATION

Item 1.           Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Financial Condition
(Unaudited)

(In thousands, except share and per share data)	September 30, 2002	December 31, 2001

Assets
Cash and due from banks	$8,753	$5,428
Short term investments	2,071	135,267

Cash and cash equivalents	10,824	140,695
Securities available for sale, at fair value	598,023	284,837
Loans	316,537	252,858
Less allowance for loan losses	(21,646)	(16,410)

Loans, net	294,891	236,448
Loans held for sale	21	194
Premises and equipment, net	2,431	2,124
Federal Home Loan Bank stock, at cost	1,816	6,500
Accrued interest receivable	2,101	4,029
Other assets	9,971	14,746

Total assets	$920,078	$689,573

Liabilities and Shareholders’ Equity
Deposits	$442,617	$357,350
Federal Home Loan Bank advances	—	130,000
Reverse repurchase agreements	386,560	114,776
Accrued expenses and other liabilities	5,869	11,781

Total liabilities	835,046	613,907

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 15,738,218 shares at September 30, 2002 and 15,571,400 shares at December 31, 2001	64,186	63,630
Retained earnings	20,313	11,287
Unrealized gain on securities available for sale, net	533	749

Total shareholders’ equity	85,032	75,666

Total liabilities and shareholders’ equity	$920,078	$689,573

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Thousands, except per share data)	2002	2001	2002	2001

Interest Income
Loans	$15,080	$11,852	$42,197	$33,199
Securities	3,816	2,880	9,598	9,988

Total interest income	18,896	14,732	51,795	43,187

Interest Expense
Deposits	3,503	4,464	9,850	14,295
Federal Home Loan Bank advances	38	71	823	979
Repurchase agreements	1,724	86	3,025	118

Total interest expense	5,265	4,621	13,698	15,392

Net interest income	13,631	10,111	38,097	27,795
Provision for loan losses	51	108	234	276

Net interest income after provision for loan losses	13,580	10,003	37,863	27,519

Non-interest Income
Net gain on sale of securities	210	—	271	—
Net gain on sale of loans	—	—	—	1,607
Service charges and fees	199	164	587	497
Loan related charges and fees	75	68	231	209
Other income	35	35	91	102

Total non-interest income	519	267	1,180	2,415

Non-interest Expense
Compensation and benefits	5,146	4,060	14,926	12,921
Occupancy	939	788	2,709	2,305
Other	2,508	1,913	6,829	5,618

Total non-interest expense	8,593	6,761	24,464	20,844

Income before income taxes and cumulative effect of change in accounting principle	5,506	3,509	14,579	9,090
Income taxes	2,171	1,369	5,659	3,544

Income before cumulative effect of change in accounting principle	3,335	2,140	8,920	5,546

Cumulative effect of change in accounting principle net of tax	—	—	106	—

Net income	$3,335	$2,140	$9,026	$5,546

Earnings per share-basic:
Income before cumulative effect of change in accounting principle	$0.21	$0.13	$0.57	$0.34

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net income	$0.21	$0.13	$0.58	$0.34

Weighted average shares outstanding	15,607	16,171	15,583	16,164

Earnings per share-diluted:
Income before cumulative effect of change in accounting principle	$0.19	$0.12	$0.50	$0.33

Cumulative effect of change in accounting principle	$—	$—	$0.01	$—

Net income	$0.19	$0.12	$0.51	$0.33

Weighted average shares outstanding	17,649	17,860	17,550	16,859

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
 Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income	$3,335	$2,140	$9,026	$5,546
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	92	264	(216)	550

Comprehensive income	$3,427	$2,404	$8,810	$6,096

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2002	2001

Cash Flows from Operating Activities
Net income	$9,026	$5,546
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for converting option plan	—	1,368
Sale of loans held for sale	—	16,616
Gain on sale of securities	(271)	—
Provision for loan losses	234	276
Gain on sale of mortgage loans	—	(1,607)
Depreciation and amortization	653	640
FHLB stock dividend	(207)	(150)
Decrease in residual interest in securitizations	—	8,861
Decrease (increase) in accrued interest receivable and other assets	6,415	(1,878)
Decrease in deferred taxes	426	—
Decrease in accrued expenses and other liabilities	(5,912)	1,596
Amortization of premiums on securities	2,962	409
Other net	—	(62)

Net cash provided by operating activities	13,326	31,615

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	203,475	267,607
Purchase of investment securities	(593,984)	(287,482)
Proceeds from sales of securities	74,278	—
Repayments of mortgage loans	127	849
Originations and purchases, net of repayments, of non-mortgage loans	(58,631)	(47,344)
Purchase of premises and equipment	(960)	(982)
Proceeds from sale (purchase) of FHLB stock, net	4,891	(1575)
Proceeds from sales of real estate owned	—	899
Other, net	—	(366)

Net cash used in investing activities	(370,804)	(68,394)

Cash Flows from Financing Activities
Issuance of capital stock	556	86
Net increase in deposits	85,267	13,616
Repurchase of common stock	—	(2,729)
Increase (repayment), net, of FHLB advances	(130,000)	34,500
Proceeds, net of repayments, from reverse repurchase agreements	271,784	108,905

Net cash provided by financing activities	227,607	154,378

Net (decrease) increase in cash and cash equivalents	(129,871)	117,599
Cash and cash equivalents at beginning of period	140,695	42,592

Cash and cash equivalents at end of period	$10,824	$160,191

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,

(Dollars in thousands)	2002	2001

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$12,868	$14,894

Taxes	$4,173	$556

Supplemental Schedule of Non-cash Investing and Financing Activities
Acquisition of real estate owned through foreclosure of related mortgage loans	$—	$36

Loans transferred to held for sale	$—	$14,187

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
 Notes to Condensed Consolidated Financial Statements
Three and Nine Months Ended September 30, 2002 and 2001
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

2.      Basis of Presentation

         The accompanying unaudited consolidated financial statements include the accounts of the Company, PAFI and the Bank. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2002 and December 31, 2001.  Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.      Earnings Per Share

         Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Earnings per share - basic:
Income before cumulative effect of change in accounting principle	$3,335	$2,140	$8,920	$5,546
Net Income	$3,335	$2,140	9,026	5,546

Average common shares outstanding	15,607	16,171	15,583	16,164

Per share before cumulative effect of change in accounting principle	$0.21	$0.13	$0.57	$0.34

Per share	$0.21	$0.13	$0.58	$0.34

Earnings per share – diluted:
Income before cumulative effect of change in accounting principle	$3,335	$2,140	$8,920	$5,546
Net Income	3,335	2,140	9,026	5,546
Average common shares outstanding	15,607	16,171	15,583	16,164
Add: Stock options	2,042	1,689	1,967	695

Average common shares outstanding – diluted	17,649	17,860	17,550	16,859

Per share before cumulative effect of change in accounting priniciple	$0.19	$0.12	$0.50	$0.33

Earnings per share	$0.19	$0.12	$0.51	$0.33

4.      Accounting Pronouncements

         In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS143”), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS 143 to have any material impact on the Company’s financial statements.

         In August 2001, FASB issued Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes both FASB Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”) and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“Opinion 30”), for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 retains the fundamental provisions in SFAS 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS 121. For example, SFAS 144 provides guidance on how a long-lived asset that is used, as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS 144 retains the basic provisions of Opinion 30 on how to present discontinued operations in the income statement but broadens that presentation to include a component of an entity (rather than a segment of a business).

         The Company adopted SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have any material impact on the Company’s financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS  121.

         Statement of Financial Accounting Standards No. 145. Statement of Financial Accounting Standards No. 145, “Recission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing account prononcements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. It is anticipated that the financial impact of SFAS 145 will not have a material effect on the Company.

         Statement of Financial Accounting Standards No. 146. Statement of Financial Accounting Standards No. 146 “Accounting for Costs Associated with Exit or Disposal Activitities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”)  Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or dipsosal activities initiated after December 31, 2002. It is anticipated that the financial impact of SFAS 146 will not have a material effect on the Company.

         Statement of Financial Accounting Standards No. 147. Statement of Financial Accounting Standards No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), addresses the financial accounting and reporting for the acquisition of all or part of a financial instituion, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transaction between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” (“SFAS 72”), and Financial Accounting Standards Board Interpretation No. 9, “Applying APB Option No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

         SFAS 147 also provides guidance on the accounting for the impariment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intagible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002.  It is anticipated that the financial impact of SFAS 147 will not have a material effect on the Company.

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

	At or For Three Months Ended September 30, 2002

(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$10,363	$560	$2,708	$13,631
Provision for loan losses	—	51	—	51
Non-interest income	96	138	285	519
Non-interest expense	6,722	144	1,727	8,593

Segment profit, pre-tax	$3,737	$503	$1,266	$5,506

Total assets	$258,100	$40,508	$621,470	$920,078

	At or For Three Months Ended September 30, 2001

(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$8,004	$522	$1,585	$10,111
Provision for loan losses	—	108	—	108
Non-interest income	81	118	68	267
Non-interest expense	4,922	61	1,778	6,761

Segment profit (loss), pre-tax	$3,163	$471	$(125)	$3,509

Total assets	$189,474	$38,215	$425,510	$653,199

	At or For Nine Months Ended September 30, 2002

(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$28,872	$1,703	$7,522	$38,097
Provision for loan losses	—	234	—	234
Non-interest income	280	409	491	1,180
Non-interest expense	19,038	250	5,176	24,464

Segment profit, pre-tax	$10,114	$1,628	$2,837	$14,579

Total assets	$258,100	$40,508	$621,470	$920,078

	At or For Nine Months Ended September 30, 2001

(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$21,909	$1,806	$4,080	$27,795
Provision for loan losses	—	276	—	276
Non-interest income	237	372	1,806	2,415
Non-interest expense	13,602	290	6,952	20,844

Segment profit (loss), pre-tax	$8,544	$1,612	$(1,066)	$9,090

Total assets	$189,474	$38,215	$425,510	$653,199

         For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

         Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

         Certain statements in this Quarterly Report on Form 10-Q, including statements regarding the Company’s strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors:  loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

General

     The Company

         The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by retail bank deposits.  The Company markets to customers who generally cannot obtain financing from traditional lenders.  These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing.  The Company has funded its operations to date principally through retail deposits, brokered deposits, Federal Home Loan Bank (“FHLB”) advances, and commercial repurchase agreements. The Company is a holding company for the Bank.

         The Company commenced operations in 1994 by purchasing from the RTC certain assets and assuming certain liabilities of the Bank’s predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through an agreement with BPN Corporation (“BPN”) and in 1996, the Company commenced its automobile finance business.

     Automobile Finance

         In 1996, the Bank commenced its automobile finance business through its subsidiary, United Auto Credit Corporation (“UACC”).  UACC acquires, holds for investment and services nonprime retail automobile installment sales contracts (“auto contracts”) generated by franchised and independent dealers of used automobiles.  UACC’s customers are considered “nonprime” because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources.  As UACC provides all marketing, purchasing, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

     Insurance Premium Finance

         In May 1995, the Bank entered into an agreement with BPN under the name “ClassicPlan” (such business, “IPF”). The Bank commenced the IPF business in September 1995 in which it underwrites and finances private passenger automobile and small business insurance premiums in California and BPN markets the financing program and services the loans for the Bank.  The Bank lends to individuals or small businesses for the purchase of single premium insurance policies and the Bank’s collateral is the unearned insurance premium held by the insurance company.  The unearned portion of the insurance premium is refundable to the Bank in the event the underlying insurance policy is canceled.  The Company does not sell or have the risk of underwriting the underlying insurance policy

         As a result of BPN performing substantially all marketing and servicing activities, the Bank’s role is primarily that of an underwriter and funder of loans.  Therefore, IPF’s income is generated primarily on a spread basis, supplemented by non-interest income generated from late payment and returned check fees.  The Bank uses this income to cover the costs of underwriting and loan administration, including compensation, occupancy and data processing expenses.

     The Bank

         The Company currently funds its operations primarily through the Bank’s deposits, FHLB advances and repurchase agreements.  As of September 30, 2002, the Bank was a four-branch federal savings bank with $442.6 million in deposits.  The Bank generates spread income not only from loans originated or purchased by each of the Company’s principal businesses, but also from its securities portfolio and consumer loans originated by its retail branches.  This income is supplemented by non-interest income from its branch banking activities (e.g., deposit service charges, safe deposit box fees) and is used to cover operating costs and other expenses.

     Average Balance Sheets

         The following table sets forth information relating to the Company for the three and nine-month periods ended September 30, 2002 and 2001.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown.  The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended September 30,

	2002			2001

(Dollars in thousands)	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance (1)	Interest	Average Yield/ Cost

Assets
Interest earning assets
Securities	$582,279	$3,816	2.60%	$238,586	$2,880	4.79%
Mortgage loans, net (2)	151	—	—	277	6	8.59%
IPF loans, net(3)	40,433	1,345	13.20%	35,821	1,285	14.23%
Automobile installment contracts, net(4)	244,562	13,735	22.28%	179,696	10,561	23.32%

Total interest earning assets	867,425	18,896	8.64%	454,380	14,732	12.86%

Non-interest earning assets	35,884			27,292

Total assets	$903,309			$481,672

Liabilities and Equity
Interest bearing liabilities
Deposits	$428,869	$3,503	3.24%	$374,191	$4,464	4.73%
FHLB advances	6,889	38	2.19%	11,049	71	2.55%
Repurchase Agreements	375,976	1,724	1.82%	9,601	86	3.55%

Total interest bearing liabilities	811,734	5,265	2.57%	394,841	4,621	4.64%

Non-interest bearing liabilities	8,791			11,310

Total liabilities	820,525			406,151
Equity	82,784			75,521

Total liabilities and equity	$903,309			$481,672

Net interest income before provision for loan losses		$13,631			$10,111

Net interest rate spread(5)			6.07%			8.22%
Net interest margin(6)			6.23%			8.83%
Ratio of interest earning assets to interest bearing liabilities			107%			115%

(1)	Average balances are computed on a monthly basis
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,

	2002			2001

(Dollars in thousands)	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance (1)	Interest	Average Yield/ Cost

Assets
Interest earning assets
Securities	$444,517	$9,598	2.89%	$245,038	$9,988	5.45%
Mortgage loans, net(2)	149	3	2.33%	5,177	458	11.83%
IPF loans, net(3)	40,306	4,110	13.63%	34,602	3,944	15.24%
Automobile installment contracts, net(4)	224,888	38,084	22.64%	165,824	28,797	23.22%

Total interest earning assets	709,860	51,795	9.76%	450,641	43,187	12.81%

Non-interest earning assets	35,910			26,468

Total assets	$745,770			$477,109

Liabilities and Equity
Interest bearing liabilities
Deposits	$385,920	$9,850	3.41%	$363,527	$14,295	5.26%
FHLB advances	51,929	823	2.12%	25,351	979	5.16%
Repurchase agreements	216,969	3,025	1.86%	3,973	118	3.97%

Total interest bearing liabilities	654,818	13,698	2.80%	392,851	15,392	5.24%

Non-interest bearing liabilities	11,309			11,650

Total liabilities	666,127			404,501
Equity	79,643			72,608

Total liabilities and equity	$745,770			$477,109

Net interest income before provision for loan losses		$38,097			$27,795

Net interest rate spread(5)			6.96%			7.57%
Net interest margin(6)			7.18%			8.25%
Ratio of interest earning assets to interest bearing liabilities			108%			115%

(1)	Average balances are computed on a monthly basis
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2002 and September 30, 2001

     General

         For the three months ended September 30, 2002, the Company reported income of $3.3 million or $0.19 per diluted share, an increase of $1.2 million from $2.1 million or $.12 per diluted share for the comparable period a year ago.

         The increase in net income was due primarily to a $3.5 million increase in net interest income to $13.6 million from $10.1 million in the third quarter of 2001.  Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

         Auto contracts purchased, including unearned finance charges, increased $25.0 million to $83.7 million from $58.7 million for the three months ended September 30, 2001, as a result of our planned growth in the auto finance business. Insurance premium finance originations decreased $2.5 million to $25.7 million from $28.2 million for the three months ended September 30, 2001.

     Interest Income

         Interest income increased to $18.9 million from $14.7 million for the three months ended September 30, 2001, due primarily to a $413.0 million increase in average interest earning assets, partially offset by a decrease in net interest margin of 2.6%. The largest growth components in average interest earning assets were in investment securities, which increased by $343.7 million and automobile installment contracts, which increased by $64.9 million. The increase in investment securities reflects the need to maintain the 30% limitation on indirect consumer loans-to-assets under regulations of the Office of Thrift Supervision (“OTS”) while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

         The decline in net interest margin was due primarily to an increased concentration of short term investments and securities in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. In addition, the yield on the average balance of short-term investments and investment securities decreased to 2.60% from 4.79% for the 3-month period ending September 30, 2002 and 2001, respectively, as a result of a general decline in market interest rates.

     Interest Expense

         Interest expense increased to $5.3 million from $4.6 million for the three months ended September 30, 2001, due to a $416.9 million increase in average interest bearing liabilities partially offset by a decline in the average cost of funds of 2.07%. The largest components of average interest bearing liabilities were deposits of $428.9 million, repurchase agreements of $376.0 million and FHLB advances of $6.9 million. Average repurchase agreements increased to $376.0 million from $9.6 million for the three months ended September 30, 2001 as a result of a corresponding increase in investment securities.   The average cost of liabilities decreased to 2.57% from 4.64% for the three months ended September 30, 2001 generally as a result of a decrease in market interest rates.

     Provision for Loan Losses

         Provision for loan losses was $51,000 for the three months ended September 30, 2002 compared to $108,000 for the three months ended September 30, 2001.  The provision for loan losses reflects estimated losses associated with the Company’s insurance premium finance business.

         In addition, the Company’s allowance for loan losses is increased by a percentage of each new auto loan, currently 10.5% of the net contract amount. This allocation represents management’s estimate of losses expected over the life of the loan.

         The total allowance for loan losses, including specific allowances allocated to loans held for sale, was $21.8 million at September 30, 2002 compared with $17.1 million at September 30, 2001, representing 6.88% of loans at September 30, 2002 and 7.63% at September 30, 2001. Annualized net charge-offs to average gross loans were 5.93% for the three months ended September 30, 2002 compared with 4.56% for the three months ended September 30, 2001. Should the annualized rates of charge-offs continue to increase, a material provision for loan losses, charged to operations, may be recognized.

         A provision for loan losses is charged to operations based on the Company’s regular evaluation of its loans and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses over the life of such loans and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or market conditions or other circumstances will not result in increased losses in the loan portfolio.

     Non-interest Income

         Non-interest income increased to $519,000 from  $267,000 for the three months ended September 30, 2001. The increase was the result of a $210,000 gain on sale of securities and an increase in deposit and loan related service charges.

     Non-interest Expense

         Non-interest expense increased $1.8 million to $8.6 million from $6.8 million for the three months ended September 30, 2001. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment.  During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase to 334 employees in 51 offices, as of September 30, 2002 from 264 employees in 38 offices as of September 30, 2001.

     Income Taxes

         Income taxes increased to $2.2 million from $1.4 million for the three months ended September 30, 2002.  This increase occurred as a result of a $2.0 million increase in income before income taxes between the two periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2002 and September 30, 2001

     General

         For the nine months ended September 30, 2002, the Company reported income of $9.0 million or $0.51 per diluted share.  This compares with income of $5.5 million or  $0.33 per diluted share, for the comparable period a year ago.

         In 2002, net interest income increased $10.3 million as a result of the planned increase in the auto finance unit receivables. In 2001, the Company recognized a gain on sale of loans of $1.3 million as a result of the sale of substantially all of the remaining mortgage loan portfolio, and a $1.4 million one-time non-cash increase in compensation expense as a result of the conversion of an option plan in UACC to options of the Company. These items were not repeated in 2002.

         Purchased auto contracts increased to $232.7 million from $177.0 million for the nine months ended September 30, 2001, while insurance premium finance originations increased to $84.0 million from $77.2 million for the nine months ended September 30, 2001.

     Interest Income

         Interest income increased to $51.8 million from $43.2 million for the nine months ended September 30, 2001, due primarily to a $259.2 million increase in average interest earning assets, partially offset by a decrease in net interest margin of 1.07%. The largest growth components in average interest earning assets were in investment securities, which increased by $199.5 million and automobile installment contracts, which increased by $59.1 million. The increase in investment securities reflects the need to increase assets to maintain the 30% limitation on indirect consumer loans-to-assets under regulations of the OTS, while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

         The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The yield on the average balance of short-term investments and investment securities decreased to 2.89% from 5.45% for the nine-month period ended September 30, 2002 and 2001, respectively, as a result of a general decline in the market interest rates.

     Interest Expense

         Interest expense decreased to $13.7 million from $15.4 million for the nine months ended September 30, 2001 due to a general decline in market interest rates, partially offset by a $262.0 million increase in average interest bearing liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $385.9 million from an average balance of $363.5 million during the nine months ended September 30, 2001, repurchase agreements which increase to $217.0 million from $4.0 million for the nine months ended September 30, 2001 and FHLB advances which increased to $51.9 million from $25.4 million for the nine months ended September 30, 2001.  The average cost of liabilities decreased to 2.8% from 5.24% for the nine-month period ended September 30, 2001.

     Provision for Loan Losses

         Provision for loan losses was $234,000 for the nine months ended September 30, 2002 compared to $276,000 for the nine months ending September 30, 2001. The provision for loan losses reflects estimated losses associated with the Company’s insurance premium finance business.

         In addition the Company’s allowance for loan losses is increased by a percentage at each new auto loan, currently 10.5% of the net contract amount. This allocation represents management’s estimate of losses expected over the life of the loan.

         The total allowance for loan losses, including specific allowances allocated to loans held for sale, was $21.8 million at September 30, 2002 compared with $17.1 million at September 30, 2001, representing 6.88% of loans at September 30, 2002 and 7.63% at September 30, 2001. Annualized net charge-offs to average gross loans were 5.45% for the nine months ended September 30, 2002 compared with 4.12% for the nine months ended September 30, 2001 and 5.86% for the three months ended December 31, 2001. Should the annualized rate of charge-offs continue to increase, a material provision for loan losses, charged to operations, may be recognized.

         A provision for loan losses is charged to operations based on the Company’s regular evaluation of its loans and the adequacy of its allowance for loan losses. While management believes it has adequately provided for losses over the life of such loans and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or market conditions or other circumstances will not result in increased losses in the loan portfolio.

     Non-interest Income

         Non-interest income decreased to $1.2 million, from $2.4 million for the nine months ended September 30, 2001 as a result of a $1.6 million gain on the sale of substantially all of the remaining mortgage loan portfolio in 2001, partially offset by a $271,000 gain on the sale of securities and an increase in service charges and fee income.

     Non-interest Expense

         Non-interest expense increased $3.7 million to $24.5 million from $20.8 million for the nine months ended September 30, 2001.  During 2001, the company recognized a one-time non-cash charge of $1.4 million for compensation expense as a result of converting the option plan in UACC, its auto-lending unit, to options in the Company.  Without considering this item, non-interest expense increased $5.1 million.  The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business.  During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase to 334 employees in 51 offices, as of September 30, 2002, from 264 employees in 38 offices, as of September 30, 2001.

     Income Taxes

         Income taxes increased $2.2 million to $5.7 million from $3.5 million for the nine-month period ended September 30, 2001. This increase occurred as a result of a $5.5 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at September 30, 2002 and December 31, 2001

         Total assets increased $230.5 million to $920.1 million from $689.6 million at December 31, 2001. This increase occurred primarily as a result of a $63.6 million increase in loans to $316.5 million from $252.9 million at December 31, 2001 and a $183.3 million increase in the combined balance of cash and cash equivalents and securities available for sale to $608.8 million from $425.5 million at December 31, 2001.

         Cash and cash equivalents decreased to $10.8 million, from $140.7 million at December 31, 2001.  Securities available for sale increased to $598.0 million from $284.8 million at December 31, 2001.  This net increase reflected the reinvestment of the proceeds received from expanded usage of reverse repurchase agreements in investment securities to meet the 30% limitation on indirect consumer loans-to-assets under regulations of the OTS.

         Deposits increased $85.2 million to $442.6 million from $357.4 million at December 31, 2001 while retail deposits, including Internet deposits, increased $32.4 million to $310.4 million from $278.0 million at December 31, 2001 as a result of the expanded use of the Internet in originating deposits.  Brokered deposits increased $52.8 million to $132.2 from $79.4 million at December 31, 2001 reflecting the expanded use of brokered deposits to add longer term, fixed rate deposits in a low interest rate environment.

         Other interest bearing liabilities include commercial repurchase agreements and Federal Home Loan Bank advances. Outstanding Federal Home Loan Bank advances were $0 compared to $130.0 million at December 31, 2001.  Commercial repurchase agreements were $386.6 million compared with $114.8 million at December 31, 2001. The increase in repurchase agreements resulted from a decline in borrowings from FHLB and the purchase of investment securities to increase assets to comply with the 30% limitation on indirect consumer loans-to-assets under the regulations of the OTS.

         Shareholders’ equity increased to $85.0 million from $75.7 million at December 31, 2001 primarily as a result of net income of $9.0 million during the nine months ended September 30, 2002.

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

         The Bank’s interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  The Company reviews a market value model (the “OTS NPV model”) prepared quarterly by the OTS, based on the Bank’s quarterly Thrift Financial Reports filed with the OTS.  The OTS NPV model measures the Bank’s interest rate risk by approximating the Bank’s NPV under various scenarios which range from a 300 basis point increase to a

300 basis point decrease in market interest rates.   The OTS has incorporated an interest rate risk component into its regulatory capital rule for thrifts.  Under the rule, an institution whose sensitivity measure, as defined by the OTS, in the event of a 200 basis point increase or decrease in interest rates exceeds 20% would be required to deduct an interest rate risk component in calculating its total capital for purposes of the risk-based capital requirement.

         At June 30, 2002, the most recent date for which the relevant OTS NPV model is available, the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was +29 basis points and would result in a $3.7 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -76 basis points and would result in a $8.8 million decrease in the NPV of the Bank.  At June 30, 2002, the Bank’s sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

         The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2002 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).  This table is based on data prepared by the OTS.   The table does not include data for –200 and –300 basis points because these changes would infer negative interest rates and are therefore irrelevant.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change

	(Dollars in thousands)
+300 bp	$110,376	$(13,547)	-11%	13.38%	-118	bp
+200 bp	115,104	(8,819)	-7%	13.81%	-76	bp
+100 bp	119,615	(4,309)	-3%	14.20%	-36	bp
0 bp	123,923	—	—	14.57%	—
-100 bp	127,581	3,658	+3%	14.86%	+29	bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

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

         The major source of funds consists of deposits obtained through the Bank’s four retail branches in California.  The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts.  Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. The Bank also solicits deposits by posting its interest rates on a national on-line service which advertises the bank’s products to investors.  At September 30, 2002, such retail deposits were $310.4 million or 70.1% of total deposits.

         The Bank uses broker-originated deposits to supplement its retail deposits and, at September 30, 2002, such brokered deposits totaled $132.2 million or 29.9% of total deposits.  Brokered deposits are originated through major dealers specializing in such products.

         The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	September 30, 2002		December 31, 2001

(Dollars in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Passbook accounts	$52,803	1.72%	$47,931	2.31%
Checking accounts	16,127	1.00%	13,795	1.06%
Certificates of deposit
Under $100,000	292,160	3.71%	212,981	4.43%
$100,000 and over	81,527	3.25%	82,643	4.33%

Total	$442,617	3.29%	$357,350	3.99%

         The following table sets forth the time remaining until maturity for all CDs at September 30, 2002, December 31, 2001 and 2000.

(Dollars in thousands)	September 30, 2002	December 31, 2001

Maturity within one year	$203,240	$237,683
Maturity within two years	52,549	46,170
Maturity within three years	38,379	7,657
Maturity over three years	79,519	4,114

Total certificates of deposit	$373,687	$295,624

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

         At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $75.0 million, or 8.16% of total adjusted assets, which is above the required level of $13.8 million, or 1.5%; core capital of $75.0 million, or 8.16% of total adjusted assets, which is above the required level of $27.6 million, or 3.0%; and risk-based capital of $79.7 million, or 18.85% of risk-weighted assets, which is above the required level of $28.8 million, or 8.0%.

         As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations.  Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” as of September 30, 2002.

         The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and securities portfolio.  Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into repurchase agreements utilizing its securities.  The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions.  Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities.  Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the

FHLB’s assessment of an institution’s credit-worthiness.  As of September 30, 2002, the Bank’s total borrowing capacity under this credit facility was $230.0 million, all of which was unused and available for borrowing.

         The following table sets forth certain information regarding the Company’s short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

(Dollars in thousands)	September 30, 2002	December 31, 2001

FHLB advances
Maximum month-end balance	$10,000	$130,000
Balance at end of period	—	130,000
Average balance for period	51,929	30,830
Weighted average interest rate on balance at end of period	—	1.97%
Weighted average interest rate on average balance for period	2.12%	4.04%
Reverse repurchase agreements
Maximum month end balance	$387,634	$114,776
Balance at end of period	386,560	114,776
Average balance for period	216,969	4,503
Weighted average interest rate on balance at end of period	1.79%	2.37%
Weighted average interest rate on average balance for period	1.86%	3.46%

         The Company had no material contractual obligations or commitments for capital expenditures at September 30, 2002.

Lending Activities

         Summary of Loan Portfolio.  At September 30, 2002, the Company’s net loan portfolio constituted $295 million, or 32.1% of the Company’s total assets.

         The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	September 30, 2002	December 31, 2001

Consumer Loans
Automobile installment contracts	$283,979	$232,902
Insurance premium finance	24,110	28,710
Other consumer loans	86	98

Total consumer loans	308,175	261,710

Mortgage Loans
Mortgage loans	—	—
Subprime mortgage loans	157	352

Total mortgage loans	157	352

Commercial Loans
Insurance premium finance	16,518	10,921
Other commercial loans	—	—

Total commercial loans	16,518	10,921

Total loans	324,850	272,983
Unearned finance charges	(8,156)	(18,881)
Allowance for loan losses	(21,782)	(17,460)

Total loans, net	$294,912	$236,642

         Loan Maturities.  The following table sets forth the dollar amount of loans, net of unearned finance charges, maturing in the Company’s loan portfolio at September 30, 2002 based on final maturity.  Loan balances are reflected before allowance for loan losses.

	September 30, 2002

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years to 20 Years	More Than 20 Years	Total Loans

	(Dollars in thousands)
Mortgage loans	$—	$—	$—	$—	$194	—	$194
Commercial loans	16,518	—	—	—	—	—	16,518
Consumer loans	32,490	110,029	156,960	503	—	—	299,982

Total	$49,008	$110,029	$156,960	$503	$194	—	$316,694

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

         The following table sets forth the remaining balances of all loans (before allowances for losses) that were more than 30 days delinquent at September 30, 2002 and December 31, 2001.

Loan Delinquencies	September 30, 2002	% of Total Loans	December 31, 2001	% of Total Loans

(Dollars in thousands)
30 to 59 days	$1,508.5%		$1,368	0.6%
60 to 89 days	717.2%		776	0.3%
90+ days	679.2%		942	0.4%

Total	$2,904.9%		$3,086	1.3%

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

         The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at September 30, 2002 and December 31, 2001.

(Dollars in thousands)	September 30, 2002	December 31, 2001

Nonaccrual loans
Single-family residential	$157	$352
Multi-family residential and commercial	—	—
Consumer and other loans	473	688

Total	$630	$1,040

Nonaccrual loans as a percentage of
Total loans held for investment	0.20%	0.44%
Total assets	0.07%	0.15%
Allowance for loan losses as a percentage of total loans	6.88%	7.38%

         Allowance for Loan Losses.  The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated.

(Dollars in thousands)	At or For the Nine Months Ended September 30, 2002	At or For the Year Ended December 31, 2001

Allowance for Loan Losses
Balance at beginning of period	$17,460	$15,156
Provision for loan losses	235	615
Charge-offs
Mortgage loans	(32)	(1,713)
Consumer loans	(13,194)	(9,173)

	(13,226)	(10,886)
Recoveries
Mortgage loans	—	140
Consumer loans	787	266

	787	406

Net charge-offs	(12,439)	(10,480)
Acquisition discounts allocated to loss allowance	16,526	12,169

Balance at end of period	$21,782	$17,460

Annualized net charge-offs to average gross loans	5.45%	4.58%
Ending allowance to period end loans	6.88%	7.38%

         The Company’s policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio.  The Company’s allowance for loan losses is increased by a percentage of each new auto loan, currently 10.5% of the net contract amount. This allocation represents management’s estimate of the losses expected over the life of the loan.

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

         The following is a summary of the Company’s short-term investments and securities portfolios as of the dates indicated.

(Dollars in thousands)	September 30, 2002	December 31, 2001

Balance at end of period
Overnight deposits	$2,071	$135,267
U.S. agency securities	316,038	229,660
U. S. mortgage backed securities	281,985	35,015
Mutual funds	—	20,162

Total	$600,094	$420,104

Weighted average yield at end of period
Overnight deposits	1.05%	1.23%
U.S. agency securities	2.38%	3.35%
U.S. mortgage backed securities	2.95%	6.60%
Mutual funds (mortgage backed securities)	—	3.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day
U.S. agency securities	52 months	85 months
U.S. mortgage backed securities	316 months	254 months
Mutual funds (mortgage backed securities)	1 day	1 day

         Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk. ”

         Item 4.           Controls and Procedures

         Based on their evaluation of the Company’s disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14c and 15d-14c promulgated under the Securities Exchange Act of 1934, as amended) are effective.

         There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.		OTHER INFORMATION

Item 1.	Legal Proceeding s.

Not applicable

Item 2.	Changes in Securities and Use of Proceeds .

Not applicable

Item 3.	Defaults Upon Senior Securities .

Not applicable

Item 4.	Submission of Matters to a Vote of Security H olders.

Not applicable

Item 5.	Other Information .

Not applicable

Item 6.	Exhibits and Reports on Form 8-K .

(a)	List of Exhibits

	10.110	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Garland Koch

	10.111	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and John J. Warren

	10.112	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Mario Radrigan.

	99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

	99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UNITED PANAM FINANCIAL CORP.

Date:	November 7, 2002	By:	/s/ GUILLERMO BRON

Guillermo Bron Chairman and Chief Executive Officer (Principal Executive Officer)

	November 7, 2002	By:	/s/ GARLAND W. KOCH

Garland W. Koch Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Guillermo Bron, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United PanAm Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002

/s/ GUILLERMO BRON

Guillermo Bron Chairman and Chief Executive Officer

CERTIFICATION

I, Garland Koch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United PanAm Financial Corp.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my know edge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	d)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	e)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 7, 2002

/s/ GARLAND W. KOCH

Garland W. Koch Chief Financial Officer / Sr. Vice President