Form 10-K
period 2002-12-31
UNITED PAN AM FINANCIAL CORP
filed 2003-03-31
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

Commission File Number 000-24051

UNITED PANAM FINANCIAL CORP.
(Exact name of Registrant as specified in its charter)

California	94-3211687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K      ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)

Yes ☐	No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $29,000,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on December 31, 2002.  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2003 was 15,869,666 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Shareholders to be held June 24, 2003 are incorporated by reference in PART III hereof.  Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2002.

UNITED PANAM FINANCIAL CORP.

2002 ANNUAL REPORT ON FORM 10-K

PART I

          Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  Such risks and uncertainties include, but are not limited to, the following factors: our limited operating history; loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our banking business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).  See “Item 1.  Business – Factors That May Affect Future Results of Operations.”

Item 1.           Business

      General

          UPFC is a holding company for Pan American Financial, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”). PAFI is a wholly owned subsidiary of UPFC and the Bank is a wholly owned subsidiary of PAFI. The Bank is the largest Hispanic-controlled savings association in California. The Office of Thrift Supervision (“OTS”), which regulates UPFC, PAFI and the Bank, categorizes UPFC, PAFI and the Bank as being minority owned.

          UPFC is a specialty finance company engaged primarily in originating and acquiring, for investment, retail automobile installment sales contracts and insurance premium finance contracts. We market to customers who generally cannot obtain financing from traditional lenders.  These customers usually pay higher loan fees and interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. All of our revenues are attributed to customers located in the United States of America.

          We have used the Bank as a base for expansion into our current specialty auto finance and insurance premium finance business. We commenced our automobile finance business in 1996 through United Auto Credit Corporation (“UACC”), a wholly owned subsidiary of the Bank. We commenced our insurance premium finance business in 1994, through an agreement with BPN Corporation (“BPN”). For more information about our direct and indirect subsidiaries see “Item 1, Business Subdivisions.”

     History

          Our predecessor, United PanAm Financial Corp., a Delaware corporation, commenced operations in 1994 by purchasing from the Resolution Trust Corporation (“RTC”) certain assets and assuming certain liabilities of the Bank’s predecessor, Pan American Federal Savings Bank on April 29, 1994. UPFC was incorporated in California on April 19, 1998 for the purpose of reincorporating in California through the merger of the Delaware Corporation into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation.

          UPFC was originally organized as a holding company for PAFT and the Bank. PAFI was the obligor on loans obtained from the RTC in connection with the Minority Interim Capital Assistance Program provided under the Federal Home Loan Bank Act. These loans were paid off in 1999. Originally, UPFC was a subprime mortgage lender, but in December 1999, we closed our subprime mortgage operations to focus on our lending and insurance premium finance business.

      Automobile Finance

          Business Overview

          UPFC entered the nonprime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank.  UACC purchases auto contracts primarily from dealers in used automobiles, approximately 75% from independent dealers and 25% from franchisees of automobile manufacturers.  UACC’s borrowers are classified as nonprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources.  UACC’s business strategy includes controlled growth through a national retail branch network.  At December 31, 2002, UACC had a total of 54 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, twelve in 2001 and fourteen in 2002.  UACC maintains nine branch offices located in California, six branch offices located in Florida, five branch offices located in Texas, three branch offices located in Georgia, Arizona, Virginia, Ohio and North Carolina, two branch offices located in each of Washington, Illinois, and Tennessee and one each in Colorado, Maryland, Missouri, Oregon, Utah, Kansas, Kentucky, Michigan, Indiana, New Jersey, Massachusetts, Alabama, and New York.  At December 31, 2002, UACC’s portfolio contained 42,572 auto contracts in the aggregate gross amount of $298.3 million, including unearned finance charges of $3.5 million.

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

          Operating Summary for Automobile Finance Business

          The following table presents a summary of UACC’s key operating and statistical results for the years ended December 31, 2002 and 2001.

	At or For the Years Ended December 31,

	2002	2001

	(Dollars in thousands, except portfolio and other data)
Operating Data
Gross contracts purchased	$314,644	$233,368
Gross contracts outstanding	298,345	232,902
Unearned finance charges	3,490	18,881
Net contracts outstanding	294,855	214,021
Average purchase discount	7.06%	7.89%
Annual percentage rate to customers	22.25%	21.82%
Allowance for loan losses	$22,713	$16,756
Loan Quality Data
Allowance for loan losses (% of net contracts)	7.70%	7.83%
Delinquencies (% of net contracts)
31-60 days	0.44%	0.47%
61-90 days	0.20%	0.22%
90+ days	0.09%	0.11%
Net charge-offs (% of average net contracts)	6.20%	5.23%
Repossessions (net) (% of net contracts)	0.88%	0.82%
Portfolio Data
Used vehicles	99.0%	99.0%
Average vehicle age at time of contract (years)	5.1	5.5
Average original contract term (months)	47.7	45.7
Average gross amount financed as a percentage of WSB (1)	115%	115%
Average net amount financed as a percentage of WSB (2)	107%	107%
Average net amount financed per contract	$8,748	$8,530
Average down payment	16%	17%
Average monthly payment	$281	$278
Other Data
Number of branches	54	40

(1) WSB represents Kelly Wholesale Blue Book for used vehicles or NADA trade-in value or Black Book clean value.
(2) Net amount financed equals the gross amount financed less unearned finance charges or discounts.

          Products and Pricing

          UACC’s business is focused on transactions, which involve a used automobile with an average age of four to six years and an average original contract term of 45 to 50 months.

          The target profile of a UACC borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt to total income of 33% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

          The automobile purchaser applies for and enters into a contract with the dealer.  UACC purchases the auto contract from the dealer at a discount from face value, which increases the effective yield on such contract. At December 31, 2002, we were allocating 11.5% of the net contract amount of new contracts to the allowance for loan losses compared with 10.5% at December 31, 2001.  Management periodically reviews the percentage of net contracts allocated to the allowance for loan losses.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

          Sales and Marketing

          UACC markets its financing program to both independent and franchised automobile dealers.  UACC’s marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up.  UACC uses facsimile software programs to send marketing materials to established dealers and potential dealers on a twice-weekly basis in each branch market.  UACC’s experienced local staff seeks to establish strong relationships with dealers in their vicinity.

          UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC’s programs, train dealer personnel in UACC’s program requirements and assist dealers in identifying consumers who qualify for UACC’s programs.   In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on the basis of a salary with a bonus of up to 20% that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory audit results.  The bonus calculation stresses loan quality with only 17% based on volume and 83% based on quality, return and management. When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet are completed.  UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer’s representations and warranties.  Branch management periodically monitors each dealer’s overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct audits of the overall branch performance as well as individual dealer performance.

          For the year ended December 31, 2002, 20% of UACC’s auto contracts were written by its California branches, compared to 29% in 2001 and 41% in 2000.  In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers.  At December 31, 2002, no dealer accounted for more than 0.8% of UACC’s portfolio and the ten dealers from which UACC purchased the most contracts accounted for approximately 5.5% of its aggregate portfolio.

          Underwriting Standards and Purchase of Contracts

          Underwriting Standards and Purchase Criteria.  Dealers submit credit applications directly to UACC’s branches.  UACC uses credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information.  Only credit bureau reports that have been obtained directly by UACC from the credit bureaus are acceptable.

          UACC’s credit policy places specific accountability for credit decisions directly within the branches.  The branch manager or assistant branch manager reviews all credit applications.  In general, no branch manager will have credit approval authority for contracts greater than $15,000.  Any transaction that exceeds a branch manager’s approval limit must be approved by one of UACC’s Regional Managers, Division Managers, the Vice President of Operations or the President.

          Verification.  Upon approving or conditioning any application, all required stipulations are presented to the dealer and must be satisfied before funding.

          All dealers are required to provide UACC with written evidence of insurance in force on a vehicle being financed when submitting the contract for purchase.  Prior to funding a contract, the branch must verify by telephone with the insurance agent the customer’s insurance coverage with UACC as loss payee.  If UACC receives notice of insurance cancellation or non-renewal, the branch will notify the customer of his or her contractual obligation to maintain insurance coverage at all times on the vehicle.  However, UACC will not “force place” insurance on an account if insurance lapses and, accordingly, UACC bears the risk of an uninsured loss in these circumstances.

          Post-Funding Quality Reviews.  UACC’s Regional Managers and Operations Manager complete quality control reviews of the newly originated auto contracts.  These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of auto contract documentation.  Additionally, UACC’s Regional Managers complete regular branch audits that focus on compliance with UACC’s policies and procedures and the overall quality of branch operations and credit decisions.

          Audit Process.  Each branch is audited quarterly by the respective Regional Manager with review by Division Managers and senior management. Additionally, a sample of branches are audited each year by Price Waterhouse Coopers LLP for review of compliance with established policies and procedures.

          Servicing and Collection

          UACC services at the branch level all of the auto contracts it purchases.

          Billing Process.  UACC sends each borrower a coupon book.  All payments are directed to the customer’s respective UACC branch.  UACC also accepts payments delivered to the branch by a customer in person.

          Collection Process.  UACC’s collection policy calls for the following sequence of actions to be taken with regard to all problem loans: call the borrower at one day past due; immediate follow-up on all broken promises to pay; branch management review of all accounts at ten days past due; and Regional Manager or Division Manager review of all accounts at 45 days past due.

          UACC will consider extensions or modifications in working a collection problem.  All extensions and modifications require the approval of branch management and are monitored by the Regional Manager and Division Manager.

          Repossessions.  It is UACC’s policy to repossess the financed vehicle only when payments are substantially in default, the customer demonstrates an intention not to pay or the customer fails to comply with material provisions of the contract.  All repossessions require the prior approval of the branch manager.  In certain cases, the customer is able to pay the balance due or bring the account current, thereby redeeming the vehicle.

          When a vehicle is repossessed and sold at an automobile auction or through a private sale, the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss.  UACC generally pursues all customer deficiencies.

          Allowance for Loan Losses.  UACC’s policy is to charge-off accounts delinquent in excess of 120 days or place them on nonaccrual.  The remaining balance of accounts where the collateral has been repossessed and sold is charged-off by the end of the month in which the collateral is sold and the proceeds collected. When a loan is placed on nonaccrual, all previously accrued but unpaid interest on such accounts is reversed. Accounts are not returned to accrual status until they are brought current.

          Historically, allowances for expected losses over the life of the contract were established when each contract was purchased from the dealer.  The allowance was provided from the dealer discount that was taken on each transaction and an adjustment to yield of the contract.  Loss allowance analyses are performed regularly to determine the adequacy of current allowance levels.  At December 31, 2002, we allocated 11.5% of the net contract amount of loan purchased to the allowance for loan losses.  The loss allowances recorded at the time of purchase represented an estimate of expected losses for these loans.  If actual experience exceeded estimates, an additional provision for losses was established as a charge against earnings.  Management periodically reviewed the percentage of net contracts allocated to the allowance for loan losses.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

          The following table reflects UACC’s cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased from April 1997 through September 2001.  Contract pools subsequent to September 2001 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Apr. 1997	Oct. 1997	Apr. 1998	Oct. 1998	Apr. 1999	Oct. 1999	Apr. 2000	Oct. 2000	Apr 2001
	–	–	–	–	–	–	–	–	–
	Sept. 1997	Mar. 1998	Sept. 1998	Mar. 1999	Sept. 1999	Mar. 2000	Sept.2000	Mar.2001	Sept.2001

1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.1%	0.0%	0.0%	0.0%	0.1%	0.1%	0.1%	0.0%	0.1%
7	0.5%	0.5%	0.5%	0.3%	0.5%	0.4%	0.5%	0.4%	0.5%
10	1.7%	1.6%	1.5%	0.9%	1.4%	1.3%	1.5%	1.4%	1.8%
13	3.3%	2.9%	2.7%	1.8%	2.3%	2.4%	2.4%	2.9%	3.2%
16	4.5%	4.0%	3.6%	2.9%	3.4%	3.3%	3.5%	4.6%	4.6%
19	5.3%	4.7%	4.4%	3.8%	4.1%	4.2%	4.8%	5.9%	6.2%
22	6.0%	5.4%	5.0%	4.5%	4.9%	5.0%	6.1%	7.2%
25	6.8%	5.9%	5.6%	5.2%	5.7%	6.0%	7.1%	8.3%
28	7.2%	6.4%	5.9%	5.8%	6.2%	6.8%	7.9%
31	7.6%	6.7%	6.4%	6.3%	6.7%	7.4%	8.6%
34	7.9%	6.9%	6.7%	6.6%	7.3%	7.8%
37	8.0%	7.0%	6.9%	6.9%	7.6%	8.2%
40	8.1%	7.2%	7.0%	7.2%	8.0%
43	8.3%	7.2%	7.2%	7.4%	8.2%
46	8.3%	7.3%	7.3%	7.5%
49	8.4%	7.3%	7.4%	7.5%
52	8.4%	7.3%	7.4%
55	8.4%	7.3%	7.4%
58	8.4%	7.3%
61	8.4%	7.3%
Original Pool ($000)	$15,575	$22,488	$30,271	$36,773	$42,115	$47,979	$57,528	$67,873	$76,637

Remaining Pool ($000)	$4	$94	$347	$1,332	$3,969	$8,289	$15,462	$27,812	$43,171

Remaining Pool (%)	0%	0%	1%	4%	9%	17%	27%	41%	56%

      Insurance Premium Finance

          Business Overview

          In May 1995, we entered into an agreement with BPN relating to an insurance premium finance business under the name “ClassicPlan” (such business is referred to herein as “IPF”).  Under this ongoing agreement, which commenced operations in September 1995, the Bank underwrites and finances private passenger automobile and small business (“commercial”) insurance premiums in California.  BPN markets this financing primarily to independent insurance agents and, thereafter, services such loans for the Bank.

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

          Customers are directed to BPN through a non-exclusive network of insurance brokers and agents who sell automobile or commercial insurance and offer financing through programs like those offered by IPF.  On a typical twelve-month insurance policy, the borrower makes a cash down payment of 15% to 25% of the premium (plus certain fees) and the balance is financed under a contract that contains a payment period of shorter duration than the policy term.  In the event that the insured defaults on the loan, the Bank has the right to obtain directly from the insurance company the unearned insurance premium held by the insurance company, which can then be applied to the outstanding loan balance (premiums are earned by the insurance company over the life of the insurance policy).  Each contract is designed to ensure that, at any point during the term of the underlying policy, the unearned premium under the insurance policy exceeds the unpaid principal amount due under the contract.  Under the terms of the contract, the insured grants IPF a power of attorney to cancel the policy if the insured defaults under the contract.  Upon cancellation, the insurance company is required by California law to remit the unearned premium to IPF, which, in turn, offsets this amount against any amounts due from the insured.  IPF does not sell or have the risk of underwriting the underlying insurance policy.  IPF seeks to minimize its credit risk by perfecting a security interest in the unearned premium, avoiding concentrations of policies with insurance companies that are below certain industry ratings, and doing automobile premium financing to date only in California which maintains an insurance guaranty fund that protects consumers and insurance premium finance companies against losses from failed insurance companies.

          IPF seeks to minimize its credit risks in the financing of commercial insurance policies by perfecting a security interest in the unearned premium, obtaining premium verifications on policies over $5,000, avoiding concentrations of policies with insurance companies that are below certain ratings and limiting the amount of surplus lines business which is not covered by California’s guaranty fund.  At December 31, 2002, IPF had approximately 13.88% of its commercial loan balances with surplus line insurance companies doing business on a non-admitted basis in California.

          In addition to insurance premiums, IPF will also finance broker fees (i.e., fees paid by the insured to the agent).  If a policy cancels, the agent repays any unearned broker fee financed by IPF.  Broker fee financing represents approximately 0.63% of total loans outstanding.  At December 31, 2002, approximately 7.00% of all broker fee financing was to a single insurance agency.  When IPF agrees to finance an agent’s broker fees, a credit limit is established for the agent.  Agents are required to maintain deposits with the Bank to mitigate IPF’s possible losses on broker fees financed.  To date, the Bank has not charged-off a broker fee balance.

          At December 31, 2002, the aggregate gross amount of insurance premium finance contracts was $36.3 million with 47,682 contracts outstanding.  Commercial loan balances represented 51% of these loan balances at December 31, 2002.  During 2002, IPF originated 83,906 insurance premium finance contracts of which 15,840 or 18.9% were commercial loan contracts.

          Relationship with BPN

          BPN is headquartered in Chino, California, and markets our insurance premium finance program under the trade name “ClassicPlan.” At December 31, 2002, BPN had 30 employees.

          BPN solicits insurance agents and brokers to submit their clients’ financing requests to IPF.  BPN is responsible for monitoring the agents’ performance and assisting with IPF’s compliance with applicable consumer protection, disclosure and insurance laws, and providing customer service, data processing and collection services to IPF.  IPF pays fees to BPN for these services.  The amount of these fees is based on fixed charges, which include a loan service fee per contract and cancellation fees charged by IPF, and the earnings of the loan portfolio, which include 50% of the interest earned on portfolio loans after IPF subtracts a specified floating portfolio interest rate and 50% of late fees and returned check fees charged by IPF.  Additionally, BPN and IPF share equally certain collection and legal expenses which may occur from time-to-time, all net loan losses experienced on the insurance premium loan portfolio and all net losses up to $375,000 experienced on the broker fees loan portfolio.  BPN bears losses over $375,000 experienced on the broker fees loan portfolio.

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

          UPFC has entered into an option agreement with BPN and its shareholders whereby we may purchase all of the issued and outstanding shares of BPN (the “Share Option”) and all additional shares of any BPN affiliate which may be organized outside of California (the “Affiliate Share Option”).  The option period expires March 31, 2005 and to exercise this option, the Bank must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN plus the greater of $3,250,000 or four times BPN’s pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the noncompete payment of $750,000.  The Affiliate Share Option may not be exercised independently of the Share Option.  The exercise price of the Affiliate Share Option will equal the sum of four times BPN Affiliate’s pre-tax earnings for the twelve-month period prior to exercise.

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

          In California, as in most states, insurance companies fall into two categories, admitted or non-admitted.  All insurance companies licensed to do business in California are required to be members of the California Insurance Guarantee Association (“CIGA”), and are classified as “admitted” companies.  CIGA was established to protect insurance policyholders in the event the company that issued a policy fails financially, and to establish confidence in the insurance industry.  Should an insurance company fail, CIGA is empowered to raise money by levying member companies.  CIGA pays claims against insurance companies, which protects both the customer and the premium financiers should an admitted insurance company fail.  In such event, CIGA will refund any unearned premiums.  This provides protection to companies, such as IPF, that provide insurance premium financing.  As a result, IPF’s policy is to establish limits to the amount of financing of insurance policies issued by non-admitted carriers.

          Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program (“CAARP”), to which all admitted companies writing private passenger automobile insurance policies must belong.  This 45-year-old program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers.  CAARP policies are distributed to the admitted companies in proportion to their share of California’s private passenger automobile insurance market.  The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program.  The customers are arbitrarily assigned to them by CAARP.  Although CAARP offers financing of its policy premiums, its terms are not as competitive as those offered by the insurance premium finance companies and, therefore, many CAARP policies are financed by others.  At December 31, 2002, approximately 11.89% of the insurance policies financed by IPF were issued under CAARP.

Operating Summary

          The following table presents a summary of IPF’s key operating and statistical results for the years ended December 31, 2002 and 2001.

	At or For the Years Ended December 31,

	2002	2001

	(Dollars in thousands, except portfolio averages)
Operating Data
Loan originations	$106,948	$104,771
Loans outstanding at period end	36,322	39,631
Average gross yield (1)	19.50%	19.96%
Average net yield (2)	13.65%	14.72%
Allowance for loan losses	$462	$495
Loan Quality Data
Allowance for loan losses (% of loans outstanding)	1.27%	1.25%
Net charge-offs (% of average loans outstanding) (3)	0.72%	0.81%
Delinquencies (% of loans outstanding) (4)	1.36%	1.11%
Portfolio Data
Average monthly loan originations (number of loans)	6,703	8,233
Average loan size at origination	$1,275	$824
Commercial insurance policies (% of loans outstanding)	51.00%	27.56%
CAARP policies (% of loans outstanding)	11.89%	6.58%
Cancellation rate (% of premiums financed)	40.8%	41.5%

(1)	Gross yield represents total rates and fees paid by the borrower.
(2)	Net yield represents the yield to IPF after interest and servicing fees made to BPN.
(3)	Includes only the Bank’s 50% share of charge-offs.
(4)

This statistic measures delinquencies on canceled policy balances.  Since IPF seeks recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

          Products and Pricing

          IPF generally charges from 16% to 23% annualized interest (depending on the amount financed) and a $40 processing fee for each consumer contract, which we believe is competitive in IPF’s industry.  In addition, contracts provide for the payment by the insured of a delinquency charge and, if the default results in cancellation of any insurance policy listed in the contract, for the payment of a cancellation charge.  Certain of these finance charges and fees are shared with BPN.  See “Relationship with BPN.”  The insured makes a minimum 15% down payment on an annual policy and pays the remainder in a maximum of ten monthly payments.

          IPF designs its programs so that the unearned premium is equal to or greater than the remaining principal amount due on the contract by requiring a down payment and having a contract term shorter than the underlying policy term.

          Sales and Marketing

          IPF currently markets its insurance premium finance program through a network of over 1,300 agents, located throughout California.  Relationships with agents are established by BPN’s marketing representatives.  IPF focuses on providing each agent with up-to-date information on its customers’ accounts, which allows the agent to service customers’ needs and minimize the number of policies that are canceled.  Many of IPF’s largest agents have computer terminals provided by BPN in their offices, which allow on-line access to customer information.  Agents for IPF receive an average producer fee ($20, equal to 50% of the aforementioned $40 processing fee per contract), as collateral against early cancellations.  IPF does not require return of this $20 producer fee for early policy cancellation unless the policy pays off in the first 30 days.

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

          Credit applications are taken at the insurance agent’s office.  Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, IPF does not carry out a credit investigation of a borrower.

          Servicing and Collection

          Billing Process.  A customer’s monthly payments are recorded in BPN’s computer system on the date of receipt.  BPN’s computer system is designed to provide protection against principal loss by automatically canceling a defaulted policy no later than 18days after the customer’s latest payment due date.  If a payment is not received within 6 days following its due date, BPN’s computer system automatically prints a notice of intent to cancel and assesses a late fee which is mailed to the insured and his or her insurance agent stating that payment must be received within 18days after the due date or IPF will cancel the insurance policy.  If payment is received within the 18 day period, BPN’s computer system returns the account to normal status.

          Collections Process.  If IPF does not receive payment within the statutory period set forth in the notice of intent to cancel, BPN’s computer system will automatically generate a cancellation notice on the next business day, instructing the insurance company to cancel the insured’s insurance policy and refund any unearned premium directly to IPF for processing.

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

          IPF charges against income a general provision for possible losses on finance receivables in such amounts as management deems appropriate.  Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to IPF’s allowance for possible losses.  This allowance amount is reviewed periodically in light of economic conditions, the status of outstanding contracts and other factors.

          Insurance Company Failure.  One of the principal risks involved in financing insurance premiums is the possible insolvency of an insurance company.  Another risk is that an insurance company’s financial circumstances cause it to delay its refunds of unearned premiums.  Either event can adversely affect the yield to an insurance premium finance company on a contract.  Despite the protection afforded by CIGA, IPF also reviews the insurance company financial statements or the ratings assigned to the insurance companies by A.M. Best, an insurance company rating agency.  To minimize its exposure to risks resulting from the insolvency of an insurance company, IPF limits the number of policies financed that are issued by insurance companies rated “B” or lower by A.M. Best.

      Pan American Bank, FSB

          The Bank is a federally chartered stock savings bank, which was formed in 1994.  It is the largest Hispanic-controlled savings association in California with four retail branch offices in the state and $468.5 million in deposits at December 31, 2002.  The Bank has been the principal funding source to date for our insurance premium and automobile finance businesses primarily through its retail and wholesale deposits and FHLB advances. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities.  In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of UPFC.  The business of the Bank is subject to substantial government supervision and regulatory requirement.  See “Regulation – Regulation of the Bank.”

      Industry Segments

          UPFC has three reportable segments: auto finance, insurance premium finance and banking. Information regarding industry segments is set forth in Footnote Number 18 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

      Competition

          We are involved in banking, nonprime auto finance and insurance premium finance. Each of our businesses is highly competitive. In our nonprime auto finance business, we purchase automobile contracts through automobile dealers and compete with commercial banks, the captive finance affiliates of auto manufacturers, savings associations and other companies specializing in nonprime automobile finance. In order to compete with other providers, we rely on offering improved service, including consistent decisions, quick funding and personal contact with the dealers. In our banking business, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies to attract deposits. Our goal is to provide exceptional service to our depositors to differentiate ourselves from the competition. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. In order to compete, we rely on establishing long-term, consistent relationships with insurance agents who offer our products to the insurance buyers.

      Economic Conditions, Government Policies, Legislation, and Regulation

          UPFC’s profitability, like most financial institutions, is primarily dependent on interest rate differentials.  In general, the difference between the interest rates paid by the Bank on interest-bearing liabilities, such as deposits and other borrowings, and the interest rates received by the Bank on its interest-earning assets, such as loans extended to its clients and securities held in its investment portfolio, comprise the major portion of UPFC’s earnings.  These rates are highly sensitive to many factors that are beyond the control of UPFC and the Bank, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on UPFC and the Bank cannot be predicted.

          The business of the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions.  The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities.  The nature and impact on UPFC and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

          From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers.  Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies.  This legislation may change banking statutes and the operating environment of UPFC and its subsidiaries in substantial and unpredictable ways.  If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions.  UPFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of UPFC or any of its subsidiaries.  See “Business – Regulation.”

      Employees

          At December 31, 2002, UPFC had 430 full-time equivalent employees.  We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

      Regulation

          General

          The Bank is a federally chartered savings association insured under the Savings Association Insurance Fund (“SAIF”) and subject to extensive regulation by the OTS and the Federal Deposit Insurance Corporation (“FDIC”).

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

          The company’s securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). As such the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

          Activities Restriction Test.  As a unitary savings and loan holding company, UPFC generally is not subject to activity restrictions, provided the Bank satisfies the Qualified Thrift Lender (“QTL”) test or meets the definition of a domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended (the “Code”). UPFC presently intends to continue to operate as a unitary savings and loan holding company.  Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999.  Since UPFC is grandfathered, its unitary holding company powers and authorities were not affected.  See “Financial Services Modernization Legislation.” However, if UPFC acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of UPFC and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies unless such other associations each also qualify as a QTL or domestic building and loan association and were acquired in a supervisory acquisition.  Furthermore, if UPFC were in the future to sell control of the Bank to any other company, such company would not succeed to UPFC grandfathered status under and would be subject to the same business activity restrictions.  See “Regulation of the Bank - Qualified Thrift Lender Test.”

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

          Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally-insured savings association without giving at least 60 days prior written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition.  In addition, no company may acquire control of such an institution without prior OTS approval.  These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.  For additional restrictions on the acquisition of a unitary thrift holding company, see “Financial Services Modernization Legislation.”

          The Sarbanes-Oxley Act of 2002

          On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities and Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;
•

the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;
•	expanded disclosure of corporate operations and internal controls and certification of financial statements;
•	enhanced controls on and reporting of insider trading; and
•	statutory separations between investment bankers and analysts.

We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

          USA Patriot Act of 2001

          On October 26, 2001, President Bush signed the USA Patriot Act of 2001. The Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws in addition to current requirements and requires various regulations, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;
•	standards for verifying customer identification at account opening;
•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for cash transactions exceeding $10,000; and
•	the filing of suspicious activities reports of securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

          On July 23, 2002, the Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans, a board approved customer identification program implementing reasonable procedures for:

•	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
•	maintaining records of the information used to verify the person’s identity; and
•	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

Account is defined as a formal banking or business relationship established to provide ongoing services, dealings or other financial transactions.

Implementation of the Patriot Act has not had a material adverse effect on the operations of the Bank.

Financial Services Modernization Legislation

          General.  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the “GLB”). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company system to engage in a full range of financial activities through a new entity know as a “Financial Holding Company.” “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

          While the GLB has not had a material adverse effect on the operations of UPFC and the Bank in the near term, to the extent that the act permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess.  Nevertheless, the GLB may have the result of increasing the amount of competition that UPFC and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than UPFC and the Bank.  In addition, because UPFC may only be acquired by other unitary savings and loan holding companies or Financial Holding Companies, the legislation may have an anti-takeover effect by limiting the number of potential acquirers or by increasing the costs of an acquisition transaction by a bank holding company that has not made the election to be a Financial Holding Company under the GLB.

          Privacy.  Under the GLB, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules financial institutions must provide:

•	initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;
•	annual notices of their privacy policies to current customers; and
•	a reasonable method for customers to “opt out” of disclosures to nonaffiliated third parties.

These privacy provisions affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. The Bank has implemented its privacy policies in accordance with the law.

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

     Regulation of Nonprime Automobile Lending

          UACC’s automobile lending activities are subject to various federal and state consumer protection laws, including Truth in Lending, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board’s Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact UACC’s business.  These laws, among other things, require UACC to obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require UACC to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral.  These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer’s obligation.  In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

          Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has compiled with all applicable laws and regulations with respect to each contract.  The dealer is obligated to indemnify UACC for any breach of any of the representations and warranties and to repurchase any non-conforming contracts.  UACC generally verifies dealer compliance with usury laws, but does not audit a dealer’s full compliance with applicable laws.  There can be no assurance that UACC will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase contracts or indemnify UACC against losses.  Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement could have a material adverse affect on UACC.

          UACC believes it is currently in compliance in all material respects with applicable laws, but there can be no assurance that UACC will be able to maintain such compliance.  The failure to comply with such laws, or a determination by a court that UACC’s interpretation of any such law was erroneous, could have a material adverse effect upon UACC.  Furthermore, the adoption of additional laws, changes in the interpretation and enforcement of current laws or the expansion of UACC’s business into jurisdictions that have adopted more stringent regulatory requirements than those in which UACC currently conducts business, could have a material adverse affect upon UACC.

          If a borrower defaults on a contract, UACC, as the servicer of the contract, is entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state (the “UCC”), which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace.  The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower’s right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner.  Financed vehicles repossessed generally are resold by UACC through unaffiliated wholesale automobile networks or auctions, which are attended principally by used automobile dealers.

Regulation of the Bank

     General.  As a federally chartered, SAIF-insured savings association, the Bank is subject to extensive regulation by the OTS and the FDIC.  Lending activities and other investments of the Bank must comply with various statutory and regulatory requirements.  The Bank is also subject to certain reserve requirements promulgated by the Federal Reserve Board.

          The OTS, in conjunction with the FDIC, regularly examines the Bank and prepares reports for the consideration of the Bank’s Board of Directors on any deficiencies found in the operations of the Bank.  The relationship between the Bank and depositors and borrowers is also regulated by federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of documents utilized by the Bank.

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

     Insurance of Deposit Accounts. The SAIF, as administered by the FDIC, insures the Bank’s deposit accounts up to the maximum amount permitted by law. The FDIC may terminate insurance of deposits upon a finding that the institution:

•	has engaged in unsafe or unsound practices;

•	is in an unsafe or unsound condition to continue operations; or

•	has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the institution’s primary regulator.

The FDIC charges an annual assessment for the insurance of deposits based on the risk a particular institution poses to its deposit insurance fund. Under this system as of December 31, 2002, SAIF members pay within a range of 0 cents to 27 cents per $100 of domestic deposits, depending upon the institution’s risk classification. This risk classification is based on an institution’s capital group and supervisory subgroup assignment. In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate for the fourth quarter of 2002 at approximately $0.0170 per $100 of assessable deposits to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the SAIF. These assessments will continue until the FICO bonds mature in 2017.

     Regulatory Capital Requirements.  OTS capital regulations require savings associations to meet three capital standards:

•	tangible capital equal to 1.5% of total adjusted assets;

•	leverage capital (core capital) equal to 3% of total adjusted assets; and

•	risk-based capital equal to 8.0% of total risk-based assets.

The Bank must meet each of these standards in order to be deemed in compliance with OTS capital requirements.  In addition, the OTS may require a savings association to maintain capital above the minimum capital levels.

          These capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum.  In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings associations, upon a determination that the savings association’s capital is or may become inadequate in view of its circumstances.  The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others:

•

a savings association has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk;

•	a savings association is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations; and

•

a savings association may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries, or other persons, or savings associations with which it has significant business relationships.

The Bank is not subject to any such individual minimum regulatory capital requirement.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2002.

	Amount	Percent of Adjusted Assets

	(Dollars in Thousands)
GAAP Capital	$79,435	8.35%
Tangible Capital: (1)
Regulatory requirement	$14,264	1.50%
Actual capital	$78,547	8.26%

Excess	$64,283	6.76%
Leverage (Core) Capital: (1)
Regulatory requirement	$27,163	3.00%
Actual capital	$78,547	8.26%

Excess	$51,384	5.26%
Risk-Based Capital: (2)
Regulatory requirement	$45,079	8.00%
Actual capital	$82,359	18.27%

Excess	$37,280	10.27%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capitol.
(2)	Based on risk-weighted assets of $450.7 million.

          The federal regulatory agencies have issued interagency guidelines providing examination guidance for the supervision of subprime lending activities.  The term “subprime” refers to the credit characteristics of individual borrowers.  Subprime borrowers typically have weakened credit histories that include payment delinquencies and possibly more severe problems such as charge-offs, judgments and bankruptcies.  Subprime loans are loans to borrowers displaying one or more of these characteristics at the time of origination of the loan.  Our auto lending activities constitute subprime lending which the interagency guidelines consider to be a high-risk activity unless the risks associated with such subprime lending are properly controlled.  The interagency guidelines permit examiners to impose additional regulatory capital requirements of 1½ to 3 times higher than that typically set aside for prime assets in any situation where an institution has subprime assets equal to or greater than 25% or more of its tier 1 capital or has subprime portfolios experiencing rapid growth or adverse performance trends or which are administered by inexperienced management or have inadequate or weak controls.  Our subprime auto loan portfolio represented approximately 371% of our tier 1 capital as of December 31, 2002.  We customarily seek to maintain regulatory capital ratios of 1½ times that which is normally required with respect to our subprime portfolio.  However, any requirement to maintain additional regulatory capital as a result of our subprime lending activities could have an adverse effect on our future prospects and operations and may restrict our ability to grow.  Although management believes that it maintains appropriate controls and sufficient regulatory capital for its subprime lending activities, it cannot predict or determine whether or to what extent additional capital requirements will be imposed based upon regulatory supervision and examination.

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

          Predatory Lending.  The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”);
•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”); or
•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

          On October 1, 2002, FRB regulations aimed at curbing such lending became effective. The rule significantly widens the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,
•	subordinate-lien loans of 10 percentage points above Treasury securities, and
•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan services within a year. Lenders also will be presumed to have violated the law, which says loans should not be made to people unable to repay them, unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

          Prompt Corrective Action.  The prompt corrective action regulation of the OTS requires certain mandatory actions and authorizes certain other discretionary actions to be taken by the OTS against a savings association that falls within certain undercapitalized capital categories specified in the regulation.

The regulation establishes five categories of capital classification:

•	“well capitalized;”
•	“adequately capitalized;”
•	“undercapitalized;”
•	“significantly undercapitalized;” and
•	“critically undercapitalized.”

Under the regulation, the risk-based capital, leverage capital, and tangible capital ratios are used to determine an institution’s capital classification.  At December 31, 2002, the Bank met the capital requirements of a “well capitalized” institution under applicable OTS regulations.

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

          If the OTS determines that an institution is in an unsafe or unsound condition, or if the institution is deemed to be engaging in an unsafe and unsound practice, the OTS may, if the institution is well capitalized, reclassify it as adequately capitalized; if the institution is adequately capitalized but not well capitalized, require it to comply with restrictions applicable to undercapitalized institutions; and, if the institution is undercapitalized, require it to comply with certain restrictions applicable to significantly undercapitalized institutions.  Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized , without the express permission of the institution’s primary regulator.

          Loans-to-One Borrower Limitations.  Savings associations generally are subject to the lending limits applicable to national banks.  With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral.  Savings associations are additionally authorized to make loans to one borrower, for any purpose, in an amount not to exceed $500,000 or, by order of the Director of OTS, in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;
•	the savings association is in compliance with its fully phased-in capital requirements;
•	the loans comply with applicable loan-to-value requirements; and
•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

          At December 31, 2002, the Bank’s loans-to-one-borrower limit was $8.2 million based upon the 15% of unimpaired capital and surplus measurement.

          Qualified Thrift Lender Test. Savings associations must meet the QTL test, which test may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners Loan Act (“HOLA”) or by meeting the definition of a “domestic building and loan association” in the Code.  Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities.  The required percentage of investments under the HOLA is 65% of assets while the Code requires investments of 60% of assets. Additionally, HOLA limits indirect consumer loans to 30% of total assets. As of December 31, 2002 the Bank’s indirect consumer loans comprised 29% of total assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months.  Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. This requirement may adversely affect our ability to grow. The Bank intends to adjust and manage its sources of funds and control the growth and mix of its assets to ensure that it meets the requirements of the QTL test going forward.  As of December 31, 2002, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

          Affiliate Transactions. Transactions between a savings association and its “affiliates” are quantitatively and qualitatively restricted under the Federal Reserve Act. Affiliates of a savings association include, among other entities, the savings association’s holding company and companies that are under common control with the savings association. In general, a savings association or its subsidiaries are limited in their ability to engage in “covered transactions” with affiliates:

•	to an amount equal to 10% of the association’s capital and surplus, in the case of covered transactions with any one affiliate; and
•	to an amount equal to 20% of the association’s capital and surplus, in the case of covered transactions with all affiliates.

          In addition, a savings association and its subsidiaries may engage in covered transactions and other specified transactions only on terms and under circumstances that are substantially the same, or at least as favorable to the savings association or its subsidiary, as those prevailing at the time for comparable transactions with nonaffiliated companies. A “covered transaction” includes:

•	a loan or extension of credit to an affiliate;
•	a purchase of investment securities issued by an affiliate;

•	a purchase of assets from an affiliate, with some exceptions;
•	the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any party; or
•	the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate.

          In addition, under the OTS regulations:

•	a savings association may not make a loan or extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for bank holding companies;
•	a savings association may not purchase or invest in securities of an affiliate other than shares of a subsidiary;
•	a savings association and its subsidiaries may not purchase a low-quality asset from an affiliate;
•

covered transactions and other specified transactions between a savings association or its subsidiaries and an affiliate must be on terms and conditions that are consistent with safe and sound banking practices; and

•

with some exceptions, each loan or extension of credit by a savings association to an affiliate must be secured by collateral with a market value ranging from 100% to 130%, depending on the type of collateral, of the amount of the loan or extension of credit.

          Regulations generally exclude all non-bank and non-savings association subsidiaries of savings associates from treatment as affiliates, except for:

•	a financial subsidiary
•	a subsidiary controlled by one or more affiliates,
•	an ESOP, or
•	a subsidiary determined by the OTS or the Federal Reserve to be an affiliate.

          Capital Distribution Limitations. OTS regulations impose limitations upon all capital distributions by savings associations, like cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The OTS recently adopted an amendment to these capital distribution limitations. Under the new rule, a savings association in some circumstances may:

•	be required to file an application and await approval from the OTS before it makes a capital distribution;
•	be required to file a notice 30 days before the capital distribution; or
•	be permitted to make the capital distribution without notice or application to the OTS.

          The OTS regulations require a savings association to file an application if:

•	it is not eligible for expedited treatment of its other applications under OTS regulations;
•

the total amount of all of capital distributions, including the proposed capital distribution, for the applicable calendar year exceeds its net income for that year-to-date plus retained net income for the preceding two years;

•	it would not be at least adequately capitalized, under the prompt corrective action regulations of the OTS following the distribution; or
•

the association’s proposed capital distribution would violate a prohibition contained in any applicable statute, regulation, or agreement between the savings association and the OTS, or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice.

In addition, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

•	would not be well capitalized under the prompt corrective action regulations of the OTS following the distribution;

•

the proposed capital distribution would reduce the amount of or retire any part of the savings association’s common or preferred stock or retire any part of debt instruments like notes or debentures included in capital, other than regular payments required under a debt instrument approved by the OTS; or

•	the savings association is a subsidiary of a savings and loan holding company.

          If neither the savings association nor the proposed capital distribution meets any of the above listed criteria, the OTS does not require the savings association to submit an application or give notice when making the proposed capital distribution. The OTS may prohibit a proposed capital distribution that would otherwise be permitted if the OTS determines that the distribution would constitute an unsafe or unsound practice.  Further, a federal savings association, like the Bank, cannot distribute regulatory capital that is needed for its liquidation account.

          Community Reinvestment Act and the Fair Lending Laws.  Savings associations have a responsibility under the Community Reinvestment Act and related regulations of the OTS to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities and the denial of applications. In addition, an institution’s failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in the OTS, other federal regulatory agencies as well as the Department of Justice taking enforcement actions.  Based on an examination conducted October 30, 2001, the Bank received a satisfactory rating under both the Community Reinvestment Act and Fair Lending Laws.

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

          Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (“FHLB”) system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year;
•	5% of its FHLB advances or borrowings.

At December 31, 2002, the Bank had $1.7 million in FHLB stock, which was in compliance with this requirement.

          The GLB Act made significant reforms to the FHLB system, including:

•

Expanded Membership – (i) expands the uses for, and types of, collateral for advances; (ii) eliminates bias toward QTL lenders; and (iii) removes capital limits on advances using real estate related collateral (e.g., commercial real estate and home equity loans).

•

New Capital Structure – each FHLB is allowed to establish two classes of stock: Class A is redeemable within six months of notice; and Class B is redeemable within five years notice. Class B is valued at 1.5 times the value of Class A stock. Each FHLB will be required to maintain minimum capital equal to 5% of equity. As of July 17, 2002, each FHLB, including our FHLB of San Francisco, received Federal Housing Finance Board approval its capital plan. These plans must be implemented by July 1, 2004.

•	Voluntary Membership – federally chartered savings associations, such as the Bank, are no longer required to be members of the system.
•

REFCorp Payments – changes the amount paid by the system on debt incurred in connection with the thrift crisis in the late 1980’s from a fixed amount to 20% of net earnings after deducting certain expenses.

The new capital plan of the FHLB-San Francisco was approved by the Federal Housing Finance Board on June 12, 2002. The FHLB-SF has not yet established an implementation date for the new capital plan, with such implementation required by June 2005. The Bank will receive at least 240 days written notice of the implementation date. The new capital plan incorporates a single class of stock and requires each member to own stock in amount equal to the greater of:

•	a membership stock requirement, or
•	an activity based stock requirement.

The new capital stock is redeemable on five years written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB-SF new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-SF.

          Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2002, the Bank was in compliance with these requirements.

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

      Taxation

          UPFC’s effective tax rate was 38.2% in 2002, as compared to 39.0% in 2001. The change in the overall effective income tax rate from 2001 to 2002 was primarily due to a decrease in the effective state income tax rate as a result of the opening of UACC branches in states with lower income tax rates than the states in which business activities were previously conducted. UPFC files a consolidated federal income tax return and consolidated, combined or separate company state income tax returns as appropriate.

      Subsidiaries

          PAFI, a wholly-owned subsidiary of UPFC, acts as the parent company of the Bank.

          WorldCash is a wholly-owned subsidiary of UPFC and is presently inactive.

          The Bank, a wholly-owned subsidiary of PAFI, is the primary operating subsidiary of UPFC and is a federally-chartered savings bank.

          UACC, a wholly-owned subsidiary of the Bank, holds for investment and services nonprime retail automobile installment sales contracts.

          United PanAm Mortgage Corporation is a wholly-owned subsidiary of the Bank and is presently inactive.

          Pan American Service Corporation, a wholly-owned subsidiary of the Bank and is presently inactive.

          UAC Investment Corporation is a wholly-owned subsidiary of the Bank and is presently inactive.

Factors That May Affect Future Results of Operations

          This Annual Report on Form 10-K contains forward-looking statements, including statements regarding UPFC’s strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties.  UPFC’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Factors That May Affect Results of Operations” and elsewhere in this Annual Report.  The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

          The following discusses certain factors, which may affect our financial results and operations and should be considered in evaluating UPFC.

          Because we have a limited operating history, we cannot predict our future operating results.

          We have been operating less than 10 years. We commenced our banking operations in 1994.  In 1995, we commenced our insurance premium finance business through an agreement with BPN, and in 1996, we commenced our mortgage and automobile finance businesses.  Accordingly, we have only a limited operating history upon which an evaluation of UPFC and its prospects can be based.  For more information, see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

          Because we loan money to credit-impaired borrowers, we may have a higher risk of delinquency and default.

          Loans made to borrowers who cannot obtain financing from traditional lenders generally entail a higher risk of delinquency and default and higher losses than loans made to borrowers with better credit.  Substantially all of our auto loans are made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders.  If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

          We may have to restrict our lending activities if we are unable to maintain or expand our sources of financing.

          Our ability to maintain or expand our current level of lending activity will depend on the availability and terms of our sources of financing.  We fund our operations principally through deposits, FHLB advances and repurchase agreements.  The Bank competes for deposits primarily on the basis of interest rates and, accordingly, the Bank could experience difficulty in attracting deposits if it does not continue to offer rates that are competitive with other financial institutions.  Federal regulations restrict the Bank’s ability to lend to affiliated companies and limit the amount of non-mortgage consumer loans that may be held by the Bank.  Accordingly, the growth of our insurance premium and automobile finance businesses will depend to a significant extent on the availability of additional sources of financing.  There can be no assurance that we will be able to develop additional financing sources on acceptable terms or at all.  To the extent the Bank is unable to maintain its deposits and we are unable to develop additional sources of financing, we may have to restrict our lending activities, which would materially and adversely affect our financial condition, results of operations and business prospects.  For more information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

          The Bank’s California business focus and economic conditions in California could adversely affect our operations.

          The Bank, which is the principal funding source for our auto finance and insurance premium finance businesses, has a concentration of deposits in California.  The cost of our deposits may be affected by changes in California’s economic and business conditions.  The occurrence of adverse economic conditions or natural disasters in California could have a material adverse effect on our financial condition, results of operations and business prospects.

Our systems and controls may not be adequate to support our growth, and if they are not adequate, it could have a material adverse effect on our business.

          UPFC depends heavily upon its systems and controls, some of which have been designed specifically for our banking, auto finance or insurance premium finance businesses, to support the evaluation, acquisition, monitoring, collection and administration of that business.  There can be no assurance that these systems and controls, including those specially designed and built for UPFC, are adequate or will continue to be adequate to support our growth.  A failure of our automated systems, including a failure of data integrity or accuracy, could have a material adverse effect upon our financial condition, results of operations and business prospects.

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

          UPFC’s results of operations depend to a large extent upon its net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings.  When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on our net interest income.  Further, a significant increase in market rates of interest could adversely affect demand for our financial products and services.  Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control.  Our liabilities generally have shorter terms and are more interest rate sensitive than our assets.   Accordingly, changes in interest rates could have a material adverse effect on the profitability of our lending activities.  For more information, see “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.”

We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

          UPFC intends to pursue growth for the foreseeable future, particularly in its automobile finance business.  In addition, we may broaden our product offerings to include additional types of consumer or, in the case of IPF, commercial loans.  Further, we may enter other specialty finance businesses.  This growth strategy will require additional capital, systems development and human resources.  The failure of UPFC to implement its planned growth strategy would have a material adverse effect on our financial condition, results of operations and business prospects.

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

          In order to meet the requirements of the QTL test, the Bank maintains 60% of its assets in ‘qualified thrift investments” which are residential mortgages and related investments such as mortgage-related securities. Under the QTL test, indirect consumer loans are limited to 30% of assets. As of December 31, 2002, the Bank’s indirect consumer loans comprised 29% of its assets. If the Bank fails to adjust and manage it sources of funds and assets it may not meet the QTL test, which means that its activities could be limited and our ability to grow would be adversely affected.

          Because we engage in a high level of “subprime” lending, we may be forced to meet higher capital requirements.

          The Bank engages in subprime lending, which is considered to be a high risk activity by the OTS unless there are sufficient controls. Our subprime auto loan portfolio represented 371% of our Tier 1 capital as of December 31 2002. Because of the high percentage of subprime assets that comprise our Tier 1 capital, the OTS has the authority to impose additional regulatory capital requirements of up to 3 times higher than that normally required. The OTS may impose higher requirements even if there are sufficient controls in place. If the OTD imposes requirements to maintain high levels of regulatory capital, it could limit our ability to fund our operations and have an adverse effect on our ability to grow.

         We may face other risks.

          From time to time, UPFC details other risks with respect to its business and financial results in its filings with the SEC.

Item 2.           Properties

          Our principal executive offices consisting of approximately 13,300 square feet are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660.  As of December 31, 2002, UPFC maintained four branches for its banking business, 54 branches for its automobile finance business, one location for its insurance premium finance business and one office site for bank operations.

          All of our leased properties are leased for terms expiring on various dates to 2007, many with options to extend the lease term.  The net investment in premises, equipment and leaseholds totaled $2.7 million at December 31, 2002 compared to $2.1 million at December 31, 2001.

Item 3.          Legal Proceedings

          UPFC is a party from time to time in legal proceedings incidental to the conduct of its businesses.  Management of UPFC believes that the outcome of such proceedings will not have a material effect upon its financial condition.

Item 4.           Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

  PART II

Item 5.           Market For Registrant’s Common Equity And Related Shareholder Matters

          The Common Stock has been traded on the Nasdaq National Market under the symbol “UPFC” since UPFC completed its initial public offering on April 23, 1998.  As of March 1, 2003 we had approximately 750shareholders of record and 15,869,666 outstanding shares of common stock.  The following table sets forth the high and low sales prices per share of Common Stock as reported on the Nasdaq National Market for the periods indicated.

Quarter Ended	High	Low

December 31, 2002	$7.75	$5.50
September 30, 2002	$8.00	$5.75
June 30, 2002	$8.00	$5.72
March 31, 2002	$6.50	$4.56
December 31, 2001	$5.35	$4.40
September 30, 2001	$6.21	$3.95
June 30, 2001	$4.06	$1.19
March 31, 2001	$1.69	$.88

          UPFC has never paid a cash dividend on its Common Stock and we do not anticipate paying cash dividends on the Common Stock in the foreseeable future.  The payment of dividends is within the discretion of our Board of Directors and will depend upon, among other things, our earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions on the payment of dividends and general business conditions.  Federal regulations restrict the Bank’s ability to declare or pay any dividends to UPFC. For more information, see “Item 1.  Business – Regulation – Regulation of the Bank – Capital Distribution Limitations.”

Item 6.           Selected Financial Data

          The following table presents selected consolidated financial data for UPFC and is derived from and should be read in conjunction with the Consolidated Financial Statements of UPFC and the Notes thereto, which are included in this Annual Report on Form 10-K for the years ended December 31, 2002, 2001 and 2000.  The selected consolidated financial data for the years ended December 31, 1999 and 1998 has been derived from our audited financial statements, which are not presented in this Annual Report.

(In thousands, except per share amounts)

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

Statement of Operations Data
Interest income	$71,357	$58,152	$44,375	$28,803	$24,540
Interest expense	19,150	19,522	14,563	6,033	7,839

Net interest income	52,207	38,630	29,812	22,770	16,701
Provision for loan losses	638	615	201	432	293

Net interest income after provision for loan losses	51,569	38,015	29,611	22,338	16,408

Non-interest income
Net gain on sale of securities	491	—	—	—	—
Loss on residual interests in securitizations	—	—	(11,374)	—	—
Gains on sales of loans, net	—	1,607	—	—	976
Other non-interest income	1,389	1,097	462	974	936

Total non-interest income (loss)	1,880	2,704	(10,912)	974	1,912

Non-interest expense
Compensation and benefits	20,474	17,135	12,903	10,843	8,370
Other expense	12,880	10,857	11,258	7,800	6,031

Total non-interest expense	33,354	27,992	24,161	18,643	14,401

Income (loss) from continuing operations before income taxes	20,095	12,727	(5,462)	4,669	3,919
Income taxes (benefit)	7,674	4,964	(2,094)	1,908	1,645

Income (loss) from continuing operations	12,421	7,763	(3,368)	2,761	2,274

Income (loss) from discontinued operations, net of tax	—	—	—	(941)	4,489
Loss on disposal of discontinued operations, net of tax	—	—	(3,291)	(6,172)	—
Cumulative effect of change in accounting principle	106	—	—	—	—

Net income (loss)	$12,527	$7,763	$(6,659)	$(4,352)	$6,763

Earnings (loss) per share-basic:
Continuing operations	$0.79	$0.48	(0.21)	$0.16	0.15
Discontinued operations (1)	—	—	(0.20)	(0.42)	0.29
Cumulative effect of change in accounting principle	0.01	—	—	—	—
Net income (loss)	0.80	0.48	(0.41)	(0.26)	0.44
Weighted average shares outstanding	15,630	16,017	16,392	16,854	15,263
Earnings (loss) per share-diluted:
Continuing operations	$0.70	0.46	(0.21)	0.16	0.14
Discontinued operations (1)	—	—	(0.20)	(0.41)	0.28
Cumulative effect of change in accounting principle	0.01	—	—	—	—
Net income (loss)	0.71	0.46	(0.41)	(0.25)	0.42
Weighted average shares outstanding	17,588	16,931	16,392	17,253	16,143
Balance Sheet Data
Total assets	$951,286	$689,573	$489,978	$438,290	$425,559
Loans	331,257	253,750	192,368	158,283	133,718
Loans held for sale	—	194	712	136,460	214,406
Allowance for loan losses	(23,179)	(17,460)	(15,156)	(14,139)	(10,183)
Deposits	468,458	357,350	348,230	291,944	321,668
Notes payable and repurchase agreements	384,624	114,776	—	—	10,930
FHLB advances	—	130,000	60,000	—	—
Warehouse lines of credit	—	—	—	54,415	—
Shareholders’ equity	89,659	75,666	69,317	75,353	82,913

(In thousands, except per share amounts)

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

Operating Data
Return on average assets from continuing operations	1.57%	1.61%	(0.95)%	1.25%	1.04%
Return on average shareholders’ equity from continuing operations	15.37%	10.61%	(4.61)%	3.39%	4.04%
Net interest margin	6.85%	8.46%	9.39%	12.45%	9.13%
Shareholders’ equity to assets	9.43%	10.98%	14.15%	17.19%	19.48%
Tangible capital ratio of Bank	8.26%	7.24%	8.52%	10.60%	6.94%
Core capital ratio of Bank	8.26%	7.24%	8.52%	10.60%	6.94%
Risk-based capital ratio of Bank	18.48%	15.71%	14.52%	10.24%	10.77%
Asset Quality Data
Nonaccrual loans, net(1)	$276	$1,041	$3,067	$13,157	$18,632
Real estate owned	—	—	871	2,590	1,877
Total non-performing assets	276	3,681	3,938	15,747	20,509
Non-performing assets to total assets	0.03%	0.53%	0.80%	3.60%	4.82%
Allowance for credit losses to loans held for investment	7.00%	7.38%	7.88%	8.93%	7.62%
Automobile Finance Data
Gross contracts purchased	$314,644	$233,368	$174,645	$124,896	$86,098
Average discount on contracts purchased	7.06%	7.89%	8.08%	8.79%	9.12%
Net charge-offs to average contracts	6.20%	5.23%	4.17%	4.05%	4.56%
Number of branches	54	40	28	20	15
Insurance Premium Finance Data
Loans originated	$106,948	$104,771	$100,085	$107,212	$152,998
Loans outstanding at period end	$36,322	$39,631	$34,185	$30,334	$44,709
Average net yield on loans originated	13.65%	14.72%	15.36%	12.73%	13.90%
Average loan size at origination	$1,275	$824	$998	$990	$1,110
Net charge-offs to average loans	0.72%	0.81%	0.89%	1.41%	0.78%
Subprime Mortgage Finance Data(1)
Loan origination activities
Wholesale originations	—	—	$73,652	$789,327	$807,382
Retail originations	—	—	2,345	173,389	382,359

Total loan originations	—	—	$75,997	$962,716	$1,189,741
Percent of loans secured by first mortgages	—	—	96%	97%	96%
Weighted average initial loan-to-value ratio	—	—	76%	76%	75%
Originations by product type
Adjustable-rate mortgages	—	—	86%	76%	71%
Fixed-rate mortgages	—	—	14%	24%	29%
Average balance per loan	—	—	$104	$109	$99
Loans sold through whole loan transactions	—	—	$215,133	$552,200	$1,084,701
Loan securitizations	—	—	—	$458,011	—

(1)     The subprime mortgage finance data presented is related to our discontinued mortgage operations.

Item 7.           Management’s Discussion and Analysis of Financial Condition and Results of Operations.

          Certain statements in this Annual Report on Form 10-K including statements regarding our strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements.  For discussion of the factors that might cause such a difference, see “Item 1. Business – Factors That May Affect Future Results of Operations” and other risks identified from time to time in our filings with the SEC.

Critical Accounting Policies

          We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements.  Our significant accounting policies are described in the Notes to the Consolidated Financial Statements beginning on Page F-9. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances.  Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods.

           A critical accounting policy that requires significant estimates and assumptions that are particularly susceptible to significant change in the preparation of our financial statements relates to the method we use to record the acquisition of purchased auto contracts and the subsequent recognition of interest income and credit losses. UACC purchases auto contracts at a discount from face value. Historically, the Bank has accounted for the purchase of auto contracts by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. After consultation with the OTS, commencing January 1, 2003, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

     General

          In 2002 UPFC reported income of $12.5 million, or $0.71 per diluted share, compared with $7.8 million, or $0.46 per diluted share for the same period a year ago.

          Interest income for the year ended December 31, 2002 increased to $71.4 million compared with $58.2 million in 2001 while net interest income increased to $52.2 million for the year ended December 31, 2002 from

$38.6 million in the same period a year ago.  Gross automobile receivables were $298.3 million at December 31, 2002 compared to $232.9 million at December 31, 2001, accounting for much of the increase in interest income and net interest income.

     Interest Income

          Interest income increased to $71.4 million for the year ended December 31, 2002 from $58.2 million for the year ended December 31, 2001 due primarily to a $305.1million increase in average interest earning assets, partially offset by a 337 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $62.4 million, and securities, which increased $242.5 million.  The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.  The increase in securities was primarily a result of the increase in assets required for the Bank to meet the QTL test of the OTS.

          The decline in the average yield on interest earning assets was principally due to a general decline in the market interest rates and to the increase in securities, which have lower yields compared to loans. Securities, with an average yield of 2.74%, comprised 63.9% of our average interest earning assets at December 31, 2002 compared with 53.5% of our average interest earning assets at December 31, 2001.

Interest Expense

          Interest expense decreased to $19.2 million for the year ended December 31, 2002 from $19.5 million for the year ended December 31, 2001, due to a 219 basis point decrease in the weighted average interest rate on interest bearing liabilities, partially offset by a $306.8 million increase in average interest bearing liabilities.   The largest components of the increase in interest bearing liabilities were deposits of the Bank, which increased to an average balance of $405.5 million in 2002 from $362.5 million in 2001 and repurchase agreements, which increased to an average balance of $260.1 million in 2002 from an average balance of $4.5 million in 2001. The increase in repurchase agreements resulted from the necessity to increase asset to comply with the 30% test of the OTS.

          The average cost of deposits decreased to 3.37% for 2002 from 5.00% for 2001, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

Average Balance Sheets

          The following tables set forth information relating to our continuing operations for the years ended December 31, 2002, 2001 and 2000.  The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown.  The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,

	2002			2001

	Average Balance (2)	Interest	Average Yield/ Cost	Average Balance (2)	Interest	Average Yield/ Cost

	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$487,015	$13,344	2.74%	$244,479	$12,504	5.11%
Mortgage loans, net(3)	121	3	2.15%	3,938	429	10.89%
IPF loans, net(4)	39,790	5,300	13.32%	35,757	5,265	14.72%
Automobile installment contracts, net(5)	234,806	52,710	22.45%	172,424	39,954	23.17%

Total interest earning assets	761,732	71,357	9.37%	456,598	58,152	12.74%

Non-interest earning assets	34,862			26,141

Total assets	$796,594			$482,739

Liabilities and Equity
Interest bearing liabilities
Customer deposits	405,540	13,676	3.37%	362,503	18,119	5.00%
Notes payable	260,139	4,650	1.79%	4,503	157	3.46%
FHLB advances	38,947	824	2.12%	30,830	1,246	4.04%

Total interest bearing liabilities	704,626	19,150	2.72%	397,836	19,522	4.91%

Non-interest bearing liabilities	10,451			11,724

Total liabilities	715,077			409,560
Equity	81,517			73,179

Total liabilities and equity	$796,594			$482,739

Net interest income before provision for loan losses		$52,207			$38,630

Net interest rate spread(6)			6.65%			7.83%
Net interest margin(7)			6.85%			8.46%
Ratio of interest earning assets to interest bearing liabilities			108.10%			114.77%

	Year Ended December 31,

	2000

	Average Balance (1) (2)	Interest (1)	Average Yield/ Cost

	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$146,129	$9,561	6.54%
Mortgage loans, net(3)	18,546	1,630	8.79%
IPF loans, net(4)	30,647	4,791	15.63%
Automobile installment contracts, net(5)	122,280	28,393	23.22%

Total interest earning assets	317,602	44,375	13.97%

Non-interest earning assets	33,410

Total assets	$351,012

Liabilities and Equity
Interest bearing liabilities
Customer deposits	240,974	13,057	5.42%
Notes payable	—	—	—
FHLB advances	22,877	1,506	6.58%

Total interest bearing liabilities	263,851	14,563	5.52%

Non-interest bearing liabilities	14,102

Total liabilities	277,953
Equity	73,059

Total liabilities and equity	$351,012

Net interest income before provision for loan losses		$29,812

Net interest rate spread(6)			8.45%
Net interest margin(7)			9.39%
Ratio of interest earning assets to interest bearing liabilities			120.37%

(1)

Excludes average assets and liabilities of our mortgage operations, as interest income and interest expense associated with the subprime mortgage finance business are reported as discontinued operations in the consolidated statements of operations. Allocated assets and liabilities for 2000 are shown below. There were no such allocations in 2002 or 2001.

Year Ended December 31, 2000

Average assets of continuing operations	$351,012
Average mortgage loans of discontinued operations	63,264

Total average assets	$414,276

Average liabilities and equity of continuing operations	$351,012
Average customer deposits allocated to discontinued operations	61,468
Average warehouse lines of credit of discontinued operations	1,796

Total average liabilities and equity	$414,276

(2)	Average balances are measured on a month-end basis.
(3)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(4)	Net of allowance for loan losses, includes non-performing loans.
(5)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(6)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(7)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2002			Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

(Dollars in thousands)	Increase (Decrease) Due to			Increase (Decrease) Due to

	Volume	Rate	Net	Volume	Rate	Net

Interest earning assets
Securities	$1,579	$(739)	$840	$4,356	$(1,413)	$2,943
Mortgage loans, net	(233)	(193)	(426)	(1,728)	527	(1,201)
IPF loans, net	231	(195)	36	727	(253)	474
Automobile installment contracts, net	13,959	(1,204)	12,755	11,620	(59)	11,561

Total interest earning assets	15,536	(2,331)	13,205	14,975	(1,198)	13,777

Interest bearing liabilities
Customer deposits	2,553	(6,996)	(4,443)	5,981	(919)	5,062
Notes payable	4,532	(39)	4493	157	0	157
FHLB advances	521	(943)	(422)	2,341	(2,601)	(260)

Total interest bearing liabilities	7,606	(7,978)	(372)	8,479	(3,520)	4,959

Change in net interest income	$7,930	$5,647	$13,577	$6,496	$2,322	$8,818

     Provision for Loan Losses

          Total provision for loan losses, associated with IPF was $238,000 for the year ended December 31, 2002.  This compares with a $365,000 provision for loan losses reflecting estimated credit losses associated with our insurance premium finance business in 2001. This decrease resulted from a decline in the insurance premium finance loan portfolio as well as fewer losses.  Also, in 2002, an additional $400,000 provision for loan losses was recognized in connection with the existing auto loan portfolio, compared to a provision of $250,000 in 2001.

          Historically, in addition to the provision for loan losses, our allowance for loan losses was increased by an allocation of acquisition discounts related to the purchase of automobile installment contracts.  We allocated the estimated amount of acquisition discounts attributable to credit risk to the allowance for loan losses.  At December 31, 2002, we allocated 11.5% of the net contract purchased to provision for loan losses compared to 10.5% at December 31, 2001.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

          Our total allowance for losses was $23.2 million at December 31, 2002 compared with $17.5 million at December 31, 2001, representing 7.00% of loans held for investment at December 31, 2002 and 7.38% at December 31, 2001. Net charge-offs to average loans were 5.88% for the year ended December 31, 2002 compared with 4.58% in 2001.

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

          Non-interest Income

          Non-interest income decreased $800,000 to $1.9 million in 2002 from $2.7million in 2001.  The decrease resulted from a net gain on sale of loans of $1.6 million in 2001, which was not repeated in 2002, partially offset by a $491,000 net gain on the sale of securities.

          Components of non-interest income include fees and charges for Bank services and miscellaneous other items.  The total of all of these items increased $300,000 to $1.4 million for the year ended December 31, 2002 from $1.1 million for the year ended December 31, 2001.

     Non-interest Expense

          Non-interest expense increased $5.4 million to $33.4 million for the year ended December 31, 2002 from $28.0 million for the year ended December 31, 2001.  This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $3.3 million associated with the expansion of our automobile finance operations.  In addition, occupancy expense increased $700,000 reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area.  During the fiscal year 2002, the company opened 14 new offices for a total of 54 auto-lending offices.

Income Taxes (Benefit)

          Income taxes increased $2.7million to $7.7 million for the year ended December 31, 2002 from $5.0 million for the year ended December 31, 2001.  This increase occurred as a result of a $7.4 million increase in income before income taxes between the two periods.

Comparison of Operating Results for the Years Ended December 31, 2001 and December 31, 2000

     General

          In 2001 UPFC reported income from continuing operations of $7.8 million, or $0.46 per diluted share, compared with a loss from continuing operations of $3.4 million, or $0.21 per diluted share for the same period a year ago.  Including discontinued operations, we reported income of $7.8 million, or $0.46 per diluted share in 2001 compared with a net loss of $6.7 million, or $0.41 per diluted share in 2000.

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

          A pre-tax charge of $1.3 million, which was included in other expenses in the statement of operations, was also recorded during 2000, relating to a write-down of our goodwill arising from the 1998 purchase of Norwest Financial Coast’s insurance premium finance operations. The write-down reflects impairment in the value of this goodwill as a result of a decline in future benefits expected to be received from this acquisition as a result of a change in market conditions.

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

     Interest Income

          Interest income increased to $58.2 million for the year ended December 31, 2001 from $44.4 million for the year ended December 31, 2000 primarily due to a $139.0 million increase in average interest earning assets, partially offset by a 123 basis point decrease in the weighted average interest rate in interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $50.2 million, and securities, which increased $98.4 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was primarily a result of the reinvestment of proceeds received from the sale of discontinued mortgage assets and the increase in assets for the Bank to meet the QTL test of the OTS.

          The decline in average yield on interest earning assets was principally due to the increase in securities, which have lower yields compared to loans, and to a general decline in market interest rates. Securities, with an average yield of 5.11%, comprised 54% of our average interest earning assets at December 31, 2001 compared with 46% of our average interest earning assets at December 31, 2000.

     Interest Expense

          Interest expense increased to $19.5 million for the year ended December 31, 2001 from $14.6 million for the year ended December 31, 2000, due to a $134.0 million increase in average interest bearing liabilities, partially offset by a 61 basis point decreased in the weighted average interest rate on interest bearing liabilities.  The largest component of the increase in interest bearing liabilities was deposits of the Bank, which increased to an average balance of $362.5 million in 2001 from $241.0 million in 2000. The increase in average deposits was due primarily to the reallocation of deposits to continuing operations compared to a year ago. There were no deposits allocated to discontinued operations in 2001.

          The average cost of deposits decreased to 5.00% for 2001 from 5.42% for 2000, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

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

          Historically, in addition to the provision for loan losses, our allowance was increased by allocation of acquisition discounts related to the purchase of automobile installment contracts. We allocated the estimate amount of acquisition discounts attributable to credit risk to the allowance for loan losses. At December 31, 2001, we allocated 10.5% of the net contract purchased to provision for loan losses compared to 9.0% at December 31, 2000.

          Our total allowance for losses was $17.5 million at December 31, 2001 compared with $15.2 million at December 31, 2000, representing 7.4% of loans held for investment at December 31, 2001 and 7.9% at December 31, 2000. Net charge-offs to average gross loans were 4.6% for the year ended December 31, 2001 compared with 4.9% in 2000.

     Non-interest Income

          Non-interest income increased $13.6 million, to $2.7 million in 2001 from a loss of $10.9 million in 2000. The increase resulted from an $11.4 million pre-tax write-down of the value of residual interests in securitizations in 2000 and a $1.6 million gain on sales of loans in 2001. We sold our residual interests in securitizations in January 2001 and this sale was used to determine the fair value of these assets at December 31, 2000.

          Other components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items increased $635,000 from $462,000 for the year ended December 31, 2001. Included in non-interest income is a charge of $500,000 in both 2000 and 2001 in connection with the write-off of UPFC’s investment in AirTime Technology, related to the discontinued World Cash subsidiary.

     Non-interest Expense

          Non-interest expense increased $3.8 million, to $28.0 million for the year ended December 31, 2001 from $24.2 for the year ended December 31, 2000. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $4.2 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $602,000, reflecting the costs associated with maintaining and expanding the branch offices in the auto finance lending area. Overall, other expenses decreased $1.0 million during 2001 compared to 2000.  This decrease resulted from a $1.3 million pretax charge in 2000 in connection with the write-down of goodwill arising from the 1998 purchase of Northwest Financial Corp’s insurance premium operations and a $700,000 pre-tax provision in 2000 for the relocation of certain offices with no comparable expenses in 2001.  These reductions were partially offset by a $1.0 million increase during 2001 compared to 2000 in other operating expense, including professional fees, supplies, data processing, telephone and postage, as a result of growth in our automobile lending operation.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

          Total assets increased $261.7 million, to $951.3 million at December 31, 2002 from $689.6 million at December 31, 2001.  The increase occurred primarily as a result of a $318.4 million increase in securities available for sale, which increased to $603.3 million at December 31, 2002 from $284.8 million at December 31, 2001 and a $78.4 million increase in loans, which increased to $331.3 at December 31, 2002 from $253.8 at December 31, 2001, partially offset by a $127.1 million decline in cash and cash equivalents.

          Loans increased as a result of planned expansion in our auto loan portfolio. Securities available for sale increased as a result of the conversion of short-term investments and the reinvestment of proceeds of increased borrowings from repurchase agreements.  The increase in assets is required in order for UPFC to meet the 30% limitation on our auto loans as required by the QTL.

          Premises and equipment increased $600,000 to $2.7 million at December 31, 2002 from $2.1 million at December 31, 2001 primarily as a result of the continuing growth of our auto finance business.

          Deposit accounts increased $111.1 million, to $468.5 million at December 31, 2002 from $357.4 million at December 31, 2001.  This increase was primarily due to an increase in brokered CD’s, which increased to $155.7 million at December 31, 2002 from $51.5 million at December 31, 2001.  Retail deposits increased $34.7 million, which increased to $312.7 million at December 31, 2002 from $278.0 million at December 31, 2001, including Internet deposits.  The increase in brokered CD’s resulted from issuing longer term CD’s to lock in rates in a favorable interest rate environment

          Other interest bearing liabilities include FHLB advances and repurchase agreements. FHLB advances were zero at December 31, 2002 compared with $130.0 million at December 31, 2001. Repurchase agreements were $384.6 as of December 31 2002 compared with $114.8 million as of December 31, 2001. The increase in repurchase agreements was primarily due to our use of wholesale borrowings to fund securities purchases to grow assets to meet the 30% rule of the OTS.

          Net deferred tax assets were $679,000 at December 31, 2002 due principally to temporary differences in the recognition of reserves for loan losses and prior operating losses for federal and state income tax reporting and financial statement reporting purposes.

          Shareholders’ equity increased to $89.7 million at December 31, 2002 from $75.7 million at December 31, 2001, as a result of our 2002 profit of $12.5 million, $139,000 of unrealized gain on securities, a $1.0 million increase as a result of the exercise of stock options in 2002 and $300,000 from payment in full of a loan to Lawrence Grill, Director, originally used to finance the exercise of company stock options in 1997 and 1999.

Comparison of Financial Condition at December 31, 2001 and December 31, 2000

          Total assets increased $199.6 million to $689.6 at December 31, 2001 from $490.0 million at December 31, 2000. The increase occurred primarily as a result of a $98.1 million increase in cash and cash equivalents, which increased to $140.7 million at December 31, 2001 from $42.6 million at December 31, 2000, securities available for sale increased $61.6 million to $284.8 million at December 31, 2001 from $223.3 million at December 31, 2000, and loans, net increased $44.0 million to $236.4 December 31, 2001 from $192.4 at December 31, 2000.

          Loans increased as a result of planned expansion in our auto loan portfolio and securities available for sale and cash and cash equivalents increased as a result of the reinvestment of proceeds of increased borrowings from FHLB and reverse repurchase agreements. The increase in assets is required in order for UPFC to meet the 30% limitation on our auto loans as required by the QTL.

          Residual interests in securitizations consisted of beneficial interests in the form of an interest-only strip representing the subordinated right to receive cash flows from a pool of securitized loans after payment of required amounts to the holders of the securities and certain costs associated with the securitizations. Our residual interest were $8.9 million at December 31, 2000.  UPFC sold all of the residual interests arising form the 1999 securitizations in January 2001.  Accordingly, as of December 31, 2000, these residual interests were valued based on the terms and conditions of the sales contract and the net cash proceeds received at the settlement date in January 2001.

          Premises and equipment increased $500,000 to $2.1 million at December 31, 2001 from $1.6 million at December 31, 2000 primarily as a result as a result of the continuing growth of our auto finance business.

          Deposit accounts increased $9.2 million, to $357.4 million at December 31, 2001 from $348.2 million at December 31, 2000. This increased was primarily due to an increase in brokered CD’s, which increased to $51.5 million at December 31, 2001 from $28.6 million at December 31, 2000. Retail deposits decreased $21.1 million, to $278.8 million at December 31 2001 from $299.1 million at December 31, 2000.

          Other interest bearing liabilities include FHLB advances and repurchase agreements. FHLB advances increased $70 million to $130.0 million at December 31, 2001 from $60.0 million at December 31, 2000. Reverse repurchase agreements were $114.8 as of December 31, 2001.  There were no outstanding repurchase agreements at December 31, 2000. The increase in FHLB advances and repurchase agreements was primarily due to our use of wholesale borrowings as an alternative to deposits as a funding source for asset growth.

          Net deferred tax assets were $6.9 million at December 31, 2001 due principally to temporary differences in the recognition of reserves for loan losses and discontinued operations for federal and state income tax reporting and financial statement reporting purposes.

          Shareholders’ equity increased to $75.7 million at December 31, 2001 from $69.3 million at December 31, 2000, as a result of our 2001 profit of $7.8 million, $247,000 of unrealized gain on securities and a $1.4 million increase as a result of stock options in the second quarter of 2001, partially offset by a $3.1 million repurchase of UPFC stock.

Management of Interest Rate Risk

          The principal objective of our interest rate risk management program is to evaluate the interest rate risk inherent in our business activities, determine the level of appropriate risk given our operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by the Board of Directors.  Through such management, we seek to reduce the exposure of our operations to changes in interest rates.  The Board of Directors reviews on a quarterly basis the asset/liability position of UPFC, including simulation of the effect on capital of various interest rate scenarios.  UPFC’s profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates.

          The Bank’s interest rate sensitivity is monitored by the Board of Directors and management, through the use of a model, which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios.  NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet instruments, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario.  We review a market value model (the “OTS NPV model”) prepared quarterly by the OTS, based on the Bank’s quarterly Thrift Financial Reports filed with the OTS.  The OTS NPV model measures the Bank’s interest rate risk by approximating the Bank’s NPV under various scenarios which range from a 300 basis point increase to a 300 basis point decrease in market interest rates.

          At December 31, 2002, the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was -29 basis points and would result in a $1.9 million decrease in the NPV of the Bank and a 200 basis point increase in interest rates was +26 basis points and would result in a $268,000 increase in the NPV of the Bank.  At December 31, 2002, the Bank’s sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

          The following tables show the NPV and projected change in the NPV of the Bank at December 31, 2002 and December 31, 2001 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).  The tables do not include data for –200 bp or –300 bp because these changes in rates would infer negative interest rates and are therefore not relevant.

Interest Rate Sensitivity of Net Portfolio Value
December 31, 2002

	Net Portfolio Value			NPV as % of Portfolio Value of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	Change

	(Dollars in thousands)
+300 bp	$133,467	$(3,877)	-3%	13.49%	+2	bp
+200 bp	137,612	268	0%	13.73%	+26	bp
+100 bp	138,591	1,247	+1%	13.70%	+23	bp
0 bp	137,344	—	—%	13.47%	—	bp
-100 bp	135,408	(1,936)	-1%	13.18%	-29	bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

December 31, 2001

	Net Portfolio Value			NPV as % of Portfolio Value of Assets

Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	%Change

	(Dollars in thousands)
+300 bp	$75,034	$(19,212)	-26%	10.59%	-223	bp
+200 bp	83,139	(11,107)	-13%	11.57%	-126	bp
+100 bp	89,713	(4,533)	-5%	12.33%	-50	bp
0 bp	94,246	—	—%	12.83%	—	bp
-100 bp	96,738	2,492	3%	13.08%	+25	bp
-200 bp	—	—	—	—	—
-300 bp	—	—	—	—	—

Liquidity and Capital Resources

     General

          UPFC’s primary sources of funds are retail and wholesale deposits, FHLB advances, repurchase agreements, principal and interest payments on loans, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities.  While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.  We have continued to maintain the required levels of liquid assets as defined by OTS regulations. Management, through its Asset and Liability Committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible.

          A major source of funds consists of deposits obtained through the Bank’s four retail branches in California.  The Bank offers checking accounts, various money market accounts, regular passbook accounts and fixed interest rate certificates with varying maturities and retirement accounts.  Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account.  Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically, based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations.  At December 31, 2002, such retail deposits were $312.7 million or 66.8% of total deposits. Retail deposits include Internet deposits. The Bank solicits Internet deposits by posting its interest rates on a national on-line service, which advertises the Bank’s products to investors. Included in retail deposits at December 31, 2002 are $58.1 million of Internet originated deposits compared with $27.9 million at December 31, 2001.

          The Bank uses broker-originated deposits to supplement its retail deposits and, at December 31, 2002, brokered deposits were $155.7 million or 33.2% of total deposits compared with $51.5 million or 14.2% at December 31, 2001. Generally, most of the brokered deposit account holders are institutional investors, commercial businesses or public sector entities.  Brokered deposits are originated through major dealers specializing in such products.  The increase in brokered deposits was caused by a decision to extend maturity in a favorable interest rate environment.

          The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	December 31, 2002		December 31, 2001		December 31, 2000

	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate

	(Dollars in thousands)
Passbook accounts	$52,911	1.72%	$47,931	2.31%	$38,730	4.32%
Checking accounts	16,854	1.00%	13,795	1.06%	15,250	2.25%
Certificates of deposit
Under $100,000	314,130	3.63%	212,981	4.43%	211,427	6.40%
$100,000 and over	84,563	3.13%	82,643	4.33%	82,823	6.57%

Total	$468,458	3.23%	$357,350	3.99%	$348,230	6.03%

          The Bank has made significant progress over the past year in extending maturities of CD’s in an advantageous interest rate environment to help control the possible adverse effects of changes in interest rates.

          The following table sets forth the time remaining until maturity for all CDs at December 31, 2002, 2001 and 2000.

	December 31, 2002	December 31, 2001	December 31, 2000

	(Dollars in thousands)
Maturity within one year	$185,295	$237,683	$257,710
Maturity within two years	58,852	46,170	36,440
Maturity within three years	41,628	7,657	100
Maturity over three years	112,918	4,117

Total certificates of deposit	$398,693	$295,624	$294,250

          The following table sets forth the time remaining until maturity for CD’s with balances of $100,000 and over at December 31, 2002, 2001 and 2000.

	December 31, 2002	December 31, 2001	December 31, 2000

	(Dollars in thousands)
Maturity in:
Less than 3 months	$25,200	$31,993	$24,859
3-6 months	14,236	19,560	24,872
6-12 months	17,339	20,663	21,257
Over 12 months	27,788	10,427	11,835

	$84,563	$82,643	$82,823

          Although the Bank has a significant amount of deposits maturing in less than one year, we believe that the Bank’s current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses.  However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

          At December 31, 2002, the Bank exceeded all of its regulatory capital requirements with tangible capital of $78.5 million, or 8.26% of total adjusted assets, which is above the required level of $14.3 million, or 1.50%; core capital of $78.5 million, or 8.26% of total adjusted assets, which is above the required level of $28.5 million, or 3.00% and risk-based capital of $82.4 million, or 18.27% of risk-weighted assets, which is above the required level of $34.5 million, or 8.00%

          Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” at December 31, 2002.

          UPFC has other sources of liquidity, including FHLB advances, repurchase agreements and the liquidity and short-term securities portfolio.  Through the Bank, we may obtain advances from the FHLB collateralized by securities.  The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions.  Advances are made pursuant to several programs each of which has its own interest rate and range of maturities.  Limitations on the amount of advances are based generally on a fixed percentage of net worth or on the FHLB’s assessment of an institution’s credit-worthiness.  As of December 31, 2002, the Bank’s borrowing capacity under this credit facility was $237.8 million with $204.3 million unused because $33.5 million of this facility was used to fund a repurchase agreement.

          The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances, repurchase agreements and warehouse lines of credit) at or for the periods ended on the dates indicated.

	At or For Years Ended December 31,

	2002	2001	2000

	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$130,000	$130,000	$60,000
Balance at end of period	—	130,000	60,000
Average balance for period	38,974	30,830	22,877
Weighted average interest rate on balance at end of period	—	1.97%	6.81%
Weighted average interest rate on average balance for period	2.11%	4.04%	6.58%
Warehouse lines of credit
Maximum month-end balance	—	—	$26,623
Balance at end of period	—	—	—
Average balance for period	—	—	1,796
Weighted average interest rate on balance at end of period	—	—	—%
Weighted average interest rate on average balance for period	—	—	6.27%
Repurchase agreements		—	—
Maximum month-end balance	$410,234	$114,776	—
Balance at end of period	384,624	114,776	—
Average balance for period	260,139	4,503	—
Weighted average interest rate on balance at end of period	1.40%	2.37%	—
Weighted average interest rate on average balance for period	1.79%	3.46%	—

          UPFC had no material contractual obligations or commitments for capital expenditures at December 31, 2002.

Lending Activities

          Summary of Loan Portfolio.  At December 31, 2002 our gross loan portfolio constituted $334.7 million, including $3.5 million of unearned finance charges, or 35.2% of our total assets.

          The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Consumer Loans
Automobile installment contracts	$298,345	$232,902	$176,255	$128,093	$83,921
Insurance premium finance	17,922	28,710	25,843	23,846	40,440
Other consumer loans	80	98	577	864	1,209

Total consumer loans	316,347	261,710	202,675	152,803	125,570

Mortgage Loans
Mortgage loans (purchased primarily from RTC)	—	—	16,784	21,835	32,328
Subprime mortgage loans	—	352	1,845	149,876	213,687

Total mortgage loans	—	352	18,629	171,711	246,015

Commercial Loans
Insurance premium finance	18,400	10,921	8,342	6,488	4,269
Other commercial loans	—	—	55	15	36

Total commercial loans	18,400	10,921	8,397	6,503	4,305

Total loans	334,747	272,983	229,701	331,017	375,890
Unearned discounts and premiums	—	—	(728)	(954)	(212)
Unearned finance charges	(3,490)	(18,881)	(20,737)	(21,181)	(17,371)
Allowance for loan losses	(23,179)	(17,460)	(15,156)	(14,139)	(10,183)

Total loans, net	$308,078	$236,642	$193,080	$294,743	$348,124

          Loan Maturities.  The following table sets forth the dollar amount of loans maturing in our loan portfolio at December 31, 2002 based on contractual maturity.  Loan balances are reflected before unearned finance charges and allowance for losses.

	At December 31, 2002

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years to 20 Years	More Than 20 Years	Total Loans

	(Dollars in thousands)
Consumer loans	$26,699	$36,369	$252,817	$462	$—	$—	$316,347
Commercial loans	18,400	—	—	—	—	—	18,400

Total	$45,099	$36,369	$252,817	$462	$—	$—	$334,747

          The following table sets forth, at December 31, 2002, the dollar amount of loans receivable that were contractually due after one year and indicates whether such loans have fixed or adjustable interest rates.

	Due After December 31, 2003

	Fixed	Adjustable	Total

	(In thousands)
Consumer loans	$289,648	—	$289,648
Commercial loans	—	—	—

Total	$289,648	—	$289,648

     Classified Assets and Allowance for Loan Losses

          UPFC monitors levels and trends of loan delinquencies to assure the allowance for loan losses remains adequate.  Historically, for UACC loans, a percentage of each new loan, 11.5% of the net contract amount at December 31, 2002, was allocated to the allowance for loan losses.  This percentage was established by reviewing historical trends and levels of delinquencies and charge offs.  This percentage reflected the level of losses expected over the life of the loans.  Periodically thereafter, management reviews the level of allowance for loan losses in light of any major changes in delinquencies and charge offs to assure the balance remains adequate to protect UPFC from unexpected loss.  If this review reflects possible weakness, management will allocate an additional provision for loan loss, charged against current earnings, to maintain appropriate levels of allowance for loan losses.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

          For IPF loans, management establishes a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 1.25% of loans, that it feels is adequate for the risk in the portfolio.  Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses.

          The following table sets forth the remaining balances of all loans (before specific allowances for losses) that were more than 30 days delinquent at December 31, 2002, 2001 and 2000.

Loan Delinquencies	December 31, 2002	% of Total Loans	December 31, 2001	% of Total Loans	December 31, 2000	% of Total Loans

	(Dollars in thousands)
30 to 59 days	$1,778	0.5%	$1,368	0.6%	$953	0.5%
60 to 89 days	808	0.3%	776	0.3%	494	0.3%
90+ days	480	0.1%	942	0.4%	2,374	1.2%

Total	$3,066	0.9%	$3,086	1.3%	$3,821	2.0%

          Nonaccrual and Past Due Loans.  A loan is charged-off or placed on nonaccrual status when it is delinquent for 120 days or more.  When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed.  Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

          The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts and premiums and unearned finance charges) at December 31, 2002, 2001, 2000, 1999, and 1998.

	December 31,

	2002	2001	2000	1999	1998

Nonaccrual loans
Single-family residential	—	$352	$2,281	$15,825	$19,242
Multi-family residential and commercial	—	—	—	100	214
Consumer and other loans	172	688	1,323	1,060	1,168

Total	$172	$1,040	$3,604	$16,985	$20,624

Nonaccrual loans as a percentage of
Total loans held for investment	0.05%	0.44%	1.87%	10.73%	15.42%
Total assets	0.02%	0.15%	0.74%	3.88%	4.85%
Allowance for loan losses as a percentage of
Total loans held for investment	7.00%	7.38%	7.88%	8.93%	7.62%

          The amount of interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was $9,000, $21,000 and $176,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The total amount of interest income recognized on nonaccrual loans was $0, $0, and $698,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

          Allowance for Loan Losses.  The following is a summary of the changes in the consolidated allowance for loan losses of UPFC for the periods indicated.

	At or For the Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$17,460	$15,156	$14,139	$10,183	$6,487
Provision for loan losses – continuing operations	638	615	201	432	293
Provision for loan losses – discontinued operations	—	—	2,396	7,376	5,560
Charge-offs
Mortgage loans	—	(1,713)	(6,402)	(7,525)	(4,536)
Consumer loans	(18,411)	(9,173)	(6,025)	(4,395)	(3,793)

Total charge-offs	(18,411)	(10,886)	(12,427)	(11,920)	(8,329)
Recoveries
Mortgage loans	—	140	327	296	452
Consumer loans	1,079	266	286	414	1,138

Total recoveries	1,079	406	613	710	1,590

Net charge-offs	(17,333)	(10,480)	(11,814)	(11,210)	(6,739)
Acquisition discounts allocated to loss allowance	22,413	12,169	10,234	7,358	4,582

Balance at end of year	$23,179	$17,460	$15,156	$14,139	$10,183

Annualized net charge-offs to average gross loans	5.88%	4.58%	4.94%	2.91%	1.77%
Ending allowance to period end loans, net	7.00%	7.38%	7.88%	8.93%	7.62%

	At December 31,

	2002		2001		2000

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Distribution of end of period Allowance by loan type
Mortgage loans	$—	0.0%	$159	0.1%	$2,174	8.3%
Consumer loans	22,945	94.5%	17,165	95.9%	12,982	87.7%
Commercial loans	234	5.5%	136	4.0%	—	4.0%

	$23,179	100.0%	$17,460	100.0%	$15,156	100.0%

	As of December 31,

	1999		1998

	Amount	Percent of Loans in Each Category to Total Loans	Amount	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Distribution of end of period Allowance by loan type
Mortgage loans	$5,800	19.9%	$5,676	21.8%
Consumer loans	8,339	76.3%	4,507	78.2%
Commercial loans	—	3.8%	—	—

	$14,139	100.0%	$10,183	100.0%

          UPFC’s policy is to maintain an allowance for loan losses to absorb future losses, which may be realized on its loan portfolio.  These allowances include specific allowances for identifiable impairments of individual loans and general valuation allowances for estimates of probable losses not specifically identified.  In addition, our allowance for loan losses was also increased by the allocation of acquisition discounts related to the purchase of automobile installment contracts.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

          The determination of the adequacy of the allowance for loan losses is based on a variety of factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, the concentration of credit, current and prospective economic conditions and other factors.

          UPFC’s management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses.  However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events.  In addition, regulatory agencies, as an integral part of their examinations process, periodically review the Bank’s allowance for loan losses.  Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination.

Cash Equivalents and Securities Portfolio

          UPFC’s cash equivalents and securities portfolios are used primarily for liquidity and for investment income.  UPFC’s cash equivalents and securities satisfy regulatory requirements for liquidity.

          The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

	December 31,

	2002	2001	2000

	(Dollars in thousands)
Balance at end of period
Overnight deposits	$3,590	$135,267	$36,477
U.S. agency securities	288,193	229,660	166,838
U.S. agency mortgage-backed securities	315,075	35,015	46,376
Mutual funds (mortgage-backed securities)	—	20,162	10,051

Total	$606,858	$420,104	$259,742

The scheduled maturities and yields by security type are presented in the following tables:

	As of December 31, 2002

	One Year or Less	After 1 Year to Five Years	After 5 Years to 10 Years	Over 10 Years	Total

Maturity Distribution
Overnight deposits	$3,590	$—	$—	$—	$3,590
U.S. agency securities	24,868	152,888	100,090	10,347	288,193
U.S. agency mortgage backed securities (1)	—	4,623	40,471	269,981	315,075

Total	$28,458	$157,511	$140,561	$280,328	$606,858

Weighted Average Yield
Overnight deposits	0.69%	—	—	—	0.69%
U.S. agency securities	1.13%	2.41%	1.93%	1.52%	2.10%
U.S. agency mortgage backed securities (1)	—	2.23%	2.26%	2.46%	2.43%

Total	1.07%	2.40%	2.03%	2.43%	2.27%

	(1) Securities reflect stated maturities and not anticipated prepayments

	As of December 31, 2001

	One Year or Less	After 1 Year to Five Years	After 5 Years to 10 Years	Over 10 Years	Total

Maturity Distribution
Overnight deposits	$135,267	$—	$—	$—	$135,267
U.S. agency securities	5,594	110,752	31,461	81,852	229,659
U.S. agency mortgage backed securities (1)	—	—	—	35,016	35,016
Mutual funds (mortgage back securities)	20,162	—	—	—	20,162

Total	$161,023	$110,752	$31,461	$116,868	$420,104

Weighted Average Yield
Overnight deposits	1.23%	—%	—%	—%	1.23%
U.S. agency securities	1.74%	3.72%	3.80%	2.67%	3.35%
U.S. agency mortgage backed securities (1)	—%	—%	—%	6.60%	6.60%
Mutual funds (mortgage backed securities	—%	—%	—%	—%	3.59%

Total	1.54%	3.72%	3.80%	3.85%	2.95%

	(1) Securities reflect stated maturities and not anticipated prepayments

Impact of Inflation and Changing Prices

          The financial statements and notes presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America, which requires the measurement of financial position and operating results in terms of historical dollar amounts without considering the changes in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of our operations.  Unlike industrial companies, nearly all of the assets and liabilities of UPFC are monetary in nature.  As a result, interest rates have a greater impact on our performance than do the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or to the same extent as the price of goods and services.

Recent Accounting Developments

     Accounting for Asset Retirement Obligations

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS143”), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002.  Management does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

     Accounting for Impairment of Long-Lived Assets

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

     Gains and Losses from Extinguishment of Debt

          In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing account pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management does not expect the adoption of SFAS 145 to have a material impact on the Company’s financial statements.

     Accounting for Costs Associated with Exit or Disposal Activities

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management does not expect the adoption of SFAS 146 to have a material impact on the Company’s financial statements.

     Acquisitions of Certain Financial Institutions

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transaction between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” (“SFAS 72”), and Financial Accounting Standards Board Interpretation No. 9, “Applying APB Option No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

          SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002.  Management does not expect the adoption of SFAS 147 to have a material impact on the Company’s financial statements.

     Guarantor’s Accounting and Disclosure Requirements for Guarantees

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

          In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. Management does not expect the adoption of FIN 45 to have a material impact on the Company’s financial statements.

     Accounting for Stock-Based Compensation

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation.  SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation.  Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123.  In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

          SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002.  The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Presently, the Company does not intend to adopt the fair value method.  For further information regarding stock options see Note 13 to the financial statements.

     Consolidation of Variable Interest Entities

          In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

Item 7A.           Quantitative and Qualitative Disclosures About Market Risk

          Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk” of Item 7 to this Annual Report on Form 10-K.

Item 8.           Financial Statements and Supplementary Data

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

          None.

PART III

Item 10.           Directors and Executive Officers of the Registrant

          Item 10 is incorporated by reference to our 2003 definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002.  The information required by Item 10 is set forth in the Sections entitled “Information About Directors and Executive Officers – Executive Officers and Key Employees,” and  “Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2002”.

Item 11.           Executive Compensation

          Item 11 is incorporated by reference to the Sections entitled “Information About Directors and Executive Officers” contained in the 2003 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

Item 12.           Security Ownership of Certain Beneficial Owners and Management

          Item 12 is incorporated by reference to the Section entitled “Information About UPFC Stock Ownership” contained in the 2003 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

Item 13.           Certain Relationships and Related Transactions

          Item 13 is incorporated by reference to the Section entitled “Information About Directors and Executive Officers – Relationships and Related Transactions” contained in the 2003 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2002.

Item 14.           Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

          Within the 90 days prior to the date of this Annual Report on Form 10-K, UPFC evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The effectiveness of the UPFC’s disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-K for the Year Ending December 31, 2002 and the Chief Financial Officer’s Certification Report on Form 10-K for the Year Ending December 31, 2002 (together, “Certifications’).

          Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the UPFC’s reports filed under the Exchange Act, such as this Annual Report is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management included the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of permitting the preparation of our financial statements in conformity with GAAP and of providing reasonable assurance that: (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

          UPFC’s management, including the CEO and CFO, does not expect that the UPFC’s Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within UPFC have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

          UPFC’s Internal controls are also evaluated on an ongoing basis by its finance and internal audit organization. The overall goals of these various evaluation activities are to monitor UPFC’s Disclosure Controls and Internal Controls and to make modifications as necessary. UPFC’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

          Based upon the Controls Evaluation, UPFC’s CEO and CFO have concluded that, subject to the limitations noted above, UPFC’s Disclosure Controls are effective to ensure that material information relating to UPFC and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that UPFC’s Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

(b)  Changes in Internal Controls

          In accord with SEC requirements, and as disclosed in the Certifications, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.           Exhibits, Financial Statement Schedules and Reports on Form 8-K

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

10.3*

Second Amendment to Insurance Premium Financing Management Agreement and Guaranties dated February 28, 1996, among Pan American Bank, FSB, BPN Corporation, Cornelius J. O’Shea, Peter Walski and Barbara Walski.

10.4*	Guaranty dated May 17, 1995 by Peter Walski and Barbara Walski to Pan American Bank, FSB.

10.5*	Guaranty dated May 17, 1995 by Cornelius J. O’Shea to Pan American Bank, FSB.

10.6*	Stock Option Agreement dated May 17, 1995, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.7*	First Amendment to Stock Option Agreement dated October 1, 1997, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.21*	Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB.

10.35*	Inter-Company Agreement dated May 1, 1994, between Pan American Financial, Inc. and Pan American Bank, FSB.

10.42*	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Lawrence J. Grill.

10.43*	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44*	Form of Indemnification Agreement between UPFC and officers and directors of UPFC.

Exhibit No.	Description

10.47####	United PanAm Financial Corp Amended and Restated 1997 Employee Stock Incentive Plan, as amended.

10.49*	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

10.50*	Income Tax Allocation Agreement dated October 19, 1994, between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor.

10.102**	On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB

10.108***	First Amendment to the Salary Continuation Agreement dated December 21, 2000, between Pan American Bank, FSB and Lawrence J. Grill.

10.109#	Employment Agreement dated December 8, 2000, between Pan American Bank, FSB and Ray C. Thousand.

10.110##	Employment Agreement dated March 15, 2002 between United PanAm Financial Corp., Pan American Bank, FSB and Guillermo Bron.

10.111###	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Jim Warren

10.112###	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Mario Radrigan

10.113###	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Garland Koch

21.1	Subsidiaries

23.1	Consent of the Independent Auditors

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act.

*	Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
**	Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998 and Form 10-K for the year ended December 1998.
***	Incorporated herein by reference from Exhibits to Form 10K for the year ended December 31, 2000
#	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2001.
##	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2002.
###	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended September 30, 2002.
####	Incorporated herein by reference from Exhibits to Form S-8 filed on November 12, 2002.

(b)	Reports on Form 8-K
None

(c)	Exhibits. Reference is made to the Exhibit Index and exhibits filed as a part of this report.

(d)	Additional Financial Statements. Not applicable.

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

Signature	Title	Date

/s/ GUILLERMO BRON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 25, 2003

/s/ RAY C. THOUSAND	President, Chief Operating Officer, Secretary and Director	March 25, 2003

/s/ GARLAND W. KOCH	Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 25, 2003

/s/ LAWRENCE J. GRILL	Director	March 25, 2003

/s/ MITCHELL LYNN	Director	March 25, 2003

/s/ LUIS MAIZEL	Director	March 25, 2003

/s/ RON R. DUNCANSON	Director	March 25, 2003

CERTIFICATION

I, Guillermo Bron, certify that:

1.	I have reviewed this annual report on Form 10-K of United PanAm Financial Corp.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ GUILLERMO BRON

Guillermo Bron Chairman & Chief Executive Officer

CERTIFICATION

I, Garland Koch, certify that:

1.	I have reviewed this annual report on Form 10-K of United PanAm Financial Corp.;
2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this annual report;

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

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 25, 2003	/s/ GARLAND KOCH

Garland Koch Sr. Vice President, Chief Financial Officer and Treasurer

United PanAm Financial Corp.

Independent Auditors’ Report

The Board of Directors
United PanAm Financial Corp.:

          We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2002.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

Los Angeles, California January 29, 2003

United PanAm Financial Corp. and Subsidiaries
 Consolidated Statements of Financial Condition

(Dollars in thousands)	December 31, 2002	December 31, 2001

Assets
Cash and due from banks	$9,964	$5,428
Short term investments	3,590	135,267

Cash and cash equivalents	13,554	140,695
Securities available for sale, at fair value	603,268	284,837
Loans	331,257	253,750
Less allowance for loan losses	(23,179)	(17,302)

Loans, net	308,078	236,448
Loans held for sale	—	194
Premises and equipment, net	2,700	2,124
Federal Home Loan Bank stock, at cost	1,675	6,500
Accrued interest receivable	1,880	4,029
Bank Owned Life Insurance	12,228	2,081
Other assets	7,903	12,665

Total assets	$951,286	$689,573

Liabilities and Shareholders’ Equity
Deposits	$468,458	$357,350
Federal Home Loan Bank advances	—	130,000
Repurchase agreements	384,624	114,776
Accrued expenses and other liabilities	8,545	11,781

Total liabilities	861,627	613,907

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 15,836,725 and 15,571,400 shares at December 31, 2002 and December 31, 2001, respectively	64,957	63,630
Retained earnings	23,814	11,287
Unrealized gain on securities available for sale, net	888	749

Total shareholders’ equity	89,659	75,666

Total liabilities and shareholders’ equity	$951,286	$689,573

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
 Consolidated Statements of Operations

	Years Ended December 31,

(In thousands, except per share data)	2002	2001	2000

Interest Income
Loans	$58,013	$45,648	$34,814
Securities	13,344	12,504	9,561

Total interest income	71,357	58,152	44,375

Interest Expense
Deposits	13,676	18,119	13,057
Other borrowings	5,474	1,403	1,506

Total interest expense	19,150	19,522	14,563

Net interest income	52,207	38,630	29,812
Provision for loan losses	638	615	201

Net interest income after provision for loan losses	51,569	38,015	29,611

Non-interest Income
Net gain on sale of securities	491	—	—
Loss on residual investments in securitizations	—	—	(11,374)
Net gain on sales of loans	—	1,607	—
Service charges and fees	787	680	215
Loan related charges and fees	306	280	616
Other income (loss)	296	137	(369)

Total non-interest income (loss)	1,880	2,704	(10,912)

Non-interest Expense
Compensation and benefits	20,474	17,135	12,903
Occupancy	3,769	3,088	2,486
Other	9,111	7,769	8,772

Total non-interest expense	33,354	27,992	24,161

Income (loss) before income taxes and cumulative effect of change in accounting principle	20,095	12,727	(5,462)
Income taxes (benefit)	7,674	4,964	(2,094)

Income before cumulative effect of change in accounting principle	12,421	7,763	(3,368)

Cumulative effect of change in accounting principle, net of tax	106	—	—
Loss on disposal of discontinued operations, net of tax	—	—	(3,291)

Net income (loss)	$12,527	$7,763	$(6,659)

Earnings (loss) per share-basic:
Income before cumulative effect of change in accounting principle	$0.79	$0.48	$(0.21)

Cumulative effect of change in accounting principle	0.01	—	(0.20)

Net income (loss)	0.80	0.48	(0.41)

Weighted average shares outstanding	15,630	16,017	16,392

Earnings (loss) per share-diluted:
Income before cumulative effect of change in accounting principle	$0.70	$0.46	$(0.21)

Cumulative effect of change in accounting principle	0.01	—	(0.20)

Net income (loss)	0.71	0.46	(0.41)

Weighted average shares outstanding	17,588	16,931	16,392

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Net income (loss)	$12,527	$7,763	$(6,659)
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	139	247	581

Comprehensive income (loss)	$12,666	$8,010	$(6,078)

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands)	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity

Balance, December 31, 1999	16,369,350	65,249	10,183	(79)	75,353
Net loss	—	—	(6,659)	—	(6,659)
Exercise of stock options	267,500	468	—	—	468
Issuance of restricted stock	13,400	35	—	—	35
Repurchase of stock	(500,600)	(461)	—	—	(461)
Change in unrealized gain on securities, net	—	—	—	581	581

Balance, December 31, 2000	16,149,650	65,291	3,524	502	69,317
Net income	—	—	7,763	—	7,763
Exercise of stock options	58,750	83	—	—	83
Effect of compensation expense for options	—	1,369	—	—	1,369
Issuance of restricted stock	9,000	—	—	—	—
Repurchase of stock	(646,000)	(3,113)	—	—	(3,113)
Change in unrealized gain on securities, net	—	—	—	247	247

Balance, December 31, 2001	15,571,400	$63,630	$11,287	$749	$75,666
Net income	—	—	12,527	—	12,527
Exercise of stock options	265,325	573	—	—	573
Tax Effect of Exercised Stock Options	—	454	—	—	454
Repayment of Note	—	300	—	—	300
Change in unrealized gain on securities, net	—	—	—	139	139

Balance, December 31, 2002	15,836,725	$64,957	$23,814	$888	$89,659

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$12,527	$7,763	$(6,659)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Compensation expense for converting option plan	—	1,369	—
Discontinued operations	—	—	3,291
Gain on sales of securities	(491)	—	—
Gains on sales of loans	—	(1,607)	—
Origination of loans held for sale	—	—	(76,368)
Sales of loans held for sale	—	16,643	203,586
Provision for loan losses	638	615	201
Accretion of discount on loans	—	(62)	—
Depreciation and amortization	931	830	1,216
FHLB stock dividend	(271)	(202)	(168)
Decrease in residual interests in securitizations	—	8,861	12,366
Decrease (increase) in accrued interest receivable	2,149	(3,215)	687
Decrease (increase) in other assets	8,364	(2,689)	4,058
Increase in bank owned life insurance	(10,147)	(113)	(161)
Deferred income taxes	6,182	3,681	(4,285)
Amortization of premiums (discounts) on securities	3,806	1,565	(4,645)
Decrease in accrued expenses and other liabilities	(3,236)	(650)	(6,221)
Other, net	—	—	34

Net cash provided by operating activities	20,452	32,789	126,932

Cash flows from investing activities:
Purchase of securities	(741,609)	(499,547)	(491,769)
Proceeds from maturities of investment securities	335,510	436,936	284,021
Proceeds from sale of investment securities	84,708	—	—
Repayments of mortgage loans	194	849	13,006
Purchases, net of repayments, of non-mortgage loans	(72,268)	(60,036)	(47,673)
Purchase of Bank Owned Life Insurance	(10,000)	—	—
Purchases of premises and equipment	(1,507)	(1,363)	(900)
Purchase of FHLB stock, net	5,096	(3,298)	(327)
Proceeds from sale of real estate owned	—	907	7,434
Other, net	—	—	(367)

Net cash used in investing activities	(399,876)	(125,552)	(236,575)

Cash flows from financing activities:
Net increase in deposits	111,108	9,120	56,286
Repayments from warehouse lines of credit	—	—	(54,415)
Purchase of treasury stock	—	(3,113)	(461)
Proceeds from repurchase agreements	269,848	114,776	—
Proceeds (repayments) from FHLB advances	(130,000)	70,000	60,000
Repayment of note receivable	300	—	—
Exercise of stock options	1,027	83	468

Net cash provided by financing activities	252,283	190,866	61,878

Net increase (decrease) in cash and cash equivalents	(127,141)	98,103	(47,765)
Cash and cash equivalents at beginning of year	140,695	42,592	90,357

Cash and cash equivalents at end of year	$13,554	$140,695	$42,592

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows, Continued

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$19,059	$19,082	$17,924

Taxes	$6,366	$2,669	$236

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to held for sale	$—	$14,187	$—

Real estate acquired through foreclosure	$—	$—	$5,715

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

1.        BUSINESS

ORGANIZATION

          United PanAm Financial Corp. (“UPFC” or the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation into UPFC.  Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation.  UPFC was originally organized as a holding company for Pan American Financial, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the “RTC”) on April 29, 1994.  UPFC, PAFI and the Bank are minority owned.  PAFI is a wholly-owned subsidiary of UPFC and the Bank is a wholly-owned subsidiary of PAFI.    United Auto Credit Corp. (“UACC”) was incorporated in 1996 as a wholly-owned subsidiary of the Bank.

          These financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods.  Actual results could differ from those estimates. Significant estimates and assumptions included in the Company's consolidated financial statements relate to the allowance for loan losses and income taxes.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

          The consolidated financial statements include the accounts of UPFC, PAFI, and the Bank.  Substantially all of UPFC’s revenues are derived from the operations of the Bank and they represent substantially all of UPFC’s consolidated assets and liabilities as of December 31, 2002 and 2001.  Significant inter-company accounts and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

          For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, federal funds sold and highly liquid interest-bearing deposits with original maturities of three months or less.

SECURITIES

          Securities are classified in one of three categories; held-to-maturity, trading, or available-for-sale.  Investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity.  Investments classified as trading are carried at fair value with any gains and losses reflected in earnings.  All other investments are classified as available-for- sale and are carried at fair value with any unrealized gains and losses included as a separate component of shareholders’ equity, net of applicable taxes.

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

STOCK OPTION PLAN

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation: (“SFAS No. 123”), UPFC accounts for stock-based employee compensation plans in

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. UPFC provides the pro form net income (loss), pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

	Years Ended December 31,

	2002	2001	2000

Net income (loss) to common shareholders:
As reported	$12,527	$7,763	$(6,659)
Pro-forma	11,861	7,025	(7,032)
Earnings (loss) per share:
As reported – basic	$0.80	$0.48	$(0.41)
As reported – diluted	0.71	0.46	(0.41)
Pro-forma – basic	0.71	0.44	(0.43)
Pro-forma – diluted	0.67	0.41	(0.43)

LOANS

          UPFC originates IPF loans and purchases automobile installment contracts for investment.  Loans and contracts held for investment are reported at cost, net of unearned finance charges.

INTEREST INCOME

          Interest income is accrued as it is earned. The Company’s policy is to charge-off loans delinquent 120 days or more, or place the loan on nonaccrual, if the ultimate collectibility of the interest is in doubt.  Interest income deemed uncollectible is reversed. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

SALE OF LOANS

          Gains or losses resulting from sales of loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold.

ALLOWANCE FOR LOAN LOSSES

          The allowance for loan losses includes a portion, generally 9.0% to 11.5% of the net contract amount of automobile installment contracts. This allocation at purchase represents Management's estimate of the losses expected over the life of the contract. UPFC also charges current earnings with a provision for estimated losses on IPF loans. Management periodically makes additional provisions for loan losses, charged against current earnings, based on the determination of the adequacy of allowance for loan losses. Management's determination of the adequacy of the allowance for loan losses takes into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimate losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

          Commencing January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

PREMISES AND EQUIPMENT

          Premises and equipment are carried at cost, less accumulated depreciation and amortization.  Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the related assets or terms of the leases.  Furniture, equipment, computer hardware, software and data processing equipment are currently depreciated over 3-5 years.

INCOME TAXES

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

EARNINGS PER SHARE

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

RECENT ACCOUNTING PRONOUNCEMENTS

          In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”(“SFAS143”), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002.  Management does not expect the adoption of SFAS 143 to have a material impact on the Company’s financial statements.

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

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

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

          The Company adopted SFAS 144 on January 1, 2002. Management does not expect the adoption of SFAS 144 for long-lived assets held for use to have any material impact on the Company's financial statements because the impairment assessment under SFAS 144 is largely unchanged from SFAS 121.

          In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing account pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. Management does not expect the adoption of SFAS 145 to have a material impact on the Company’s financial statements.

          In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force (“EITF”) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The provisions of SFAS 146 are to be applied prospectively to exit or disposal activities initiated after December 31, 2002.  Management does not expect the adoption of SFAS 146 to have a material impact on the Company’s financial statements.

          In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9” (“SFAS 147”), addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. SFAS 147 removes acquisitions of financial institutions, other than transaction between two or more mutual enterprises, from the scope of Statement of Financial Accounting Standards No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” (“SFAS 72”), and Financial Accounting Standards Board Interpretation No. 9, “Applying APB Option No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method,” and requires that those transactions be accounted for in accordance with Statement of Financial Accounting Standards No. 141, “Business Combinations,” and SFAS 142. Thus, the requirement in SFAS 72 to recognize, and subsequently amortize, any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of SFAS 147.

          SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

SFAS 147 are effective on October 1, 2002.  Management does not expect the adoption of SFAS 147 to have a material impact on the Company’s financial statements.

          In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” The Interpretation, which clarifies previously issued accounting guidance and disclosure requirements for guarantees, expands the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees, and requires the guarantor to recognize a liability for the fair value of an obligation assumed under a guarantee.

          In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. Management does not expect the adoption of FIN 45 to have a material impact on the Company’s financial statements.

          In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), to provide alternative methods of transition for enterprises that elect to change to the SFAS 123 fair value method of accounting for stock-based employee compensation.  SFAS 148 will permit two additional transition methods for entities that adopt the preferable SFAS 123 fair value method of accounting for stock-based employee compensation.  Both of those methods avoid the ramp-up effect arising from prospective application of the fair value method under the existing transition provisions of SFAS 123.  In addition, under the provisions of SFAS 148, the original Statement 123 prospective method of transition for changes to the fair value method will no longer be permitted in fiscal periods beginning after December 15, 2003.

          SFAS 148 will also amend the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002.  The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Presently, the Company does not intend to adopt the fair value method.  For further information regarding stock options see Note 13 to the financial statements.

          In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after June 15, 2003. Certain

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. Management does not expect the adoption of FIN 46 to have a material impact on the Company’s financial statements.

3.       SECURITIES AVAILABLE FOR SALE

          Securities available for sale are as follows:

(Dollars in thousands)	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

2002
U.S. government agency securities	$287,801	$492	$100	$288,193
U.S. government agency mortgage-backed securities	314,008	1,256	189	315,075

Total securities	$601,809	$1,748	$289	$603,268

2001
U.S. government agency securities	$229,081	$674	$96	$229,659
U.S. government agency mortgage-backed securities	34,436	587	7	35,016
Mutual funds	20,000	162	—	20,162

Total securities	$283,517	$1,423	$103	$284,837

          The carrying and estimated fair values of securities at December 31, 2002 by contractual maturity are shown on the following table.  Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties.  At December 31, 2002 there were $400 million of securities pledged for FHLB borrowings and repurchase agreements.

(Dollars in thousands)	Amortized Cost	Estimated Fair Value

One year or less	$24,868	$24,868
One to five years	152,586	152,888
Over five years	110,347	110,437
Mortgage-backed securities	314,008	315,075

Total	$601,809	$603,268

4.       LOANS AND CONTRACTS

          Loans are summarized as follows:

	December 31,

(Dollars in thousands)	2002	2001

Consumer loans:
Automobile installment contracts	$298,345	$232,902
Insurance premium finance	17,922	28,710
Other consumer	80	98

	316,347	261,710

Commercial loans:
Insurance premium finance	18,400	10,921

	18,400	10,921

Mortgage loans:
Fixed rate	—	157
Adjustable rate	—	195

	—	352

Total loans and contracts	334,747	272,983
Less:
Unearned finance charges	(3,490)	(18,881)
Allowance for loan losses	(23,179)	(17,460)

Total loans and contracts, net	$308,078	$236,642

Contractual weighted average interest rate	21.83%	21.54%

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          The amount of interest income related to IPF loans included in the Consolidated Statements of Operations was $2,169,000, $2,299,000 and $2,572,000 for 2002, 2001 and 2000 respectively. These amounts represented the interest received by IPF after netting the servicing fees paid to BPN of $3,692,000, $3,078,000 and $2,264,000 respectively.

          The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Balance at beginning of year	$17,460	$15,156	$14,139
Provision for loan losses - continuing operations	638	615	201
Provision for loan losses - discontinued operations	—	—	2,396
Purchase discounts on automobile installment contracts allocated to the allowance for loan losses	22,414	12,169	10,234
Charge-offs	(18,411)	(10,886)	(12,427)
Recoveries	1,078	406	613

Net charge-offs	(17,333)	(10,480)	(11,814)

Balance at end of year	$23,179	$17,460	$15,156

          The discounts allocated to the allowance for loan losses are comprised of acquisition discounts on the Company’s purchase of automobile installment contracts.  UPFC allocates the estimated amount of discounts attributable to credit risk to the allowance for loan losses based on an analysis of loss history.  Allocation amounts were 11.5%, 10.5% and 9.0% of net loan amount as of December 31, 2002, 2001 and 2000, respectively.

          The following table sets forth information with respect to the Company’s non-performing assets:

	December 31,

(Dollars in thousands)	2002	2001

Nonaccrual loans	$172	$1,041

Totals	$172	$1,041

Percentage of non-performing assets to total assets	0.02%	0.15%

          At December 31, 2002, the aggregate investment in loans considered to be impaired was $172,000 compared to $1,041,000 at December 31, 2001.  Allowance for loan losses was provided for all impaired loans at December 31, 2001; the related allowance was $159,000. No specific allowance was recorded at December 31, 2002.  For the years ended December 31, 2002 and 2001, UPFC recognized interest income on impaired loans of zero and zero, respectively. The average recorded investment in impaired loans during the years ended December 31, 2002 and 2001 was approximately $650,000 and $1.3 million, respectively.

5.       FEDERAL HOME LOAN BANK STOCK

          The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and as such is required to maintain an investment in capital stock of the FHLB of San Francisco.  The Bank owned 16,750 shares at December 31, 2002 and 65,000 shares at December 31, 2001 of the FHLB’s $100 par value capital stock.  The amount of stock required is adjusted annually based on a determination made by the FHLB.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

The determination is based on the balance of the Bank’s outstanding advances from the FHLB, and minimum stock requirements.

6.       INTEREST RECEIVABLE

          Interest receivable is as follows:

	December 31,

(Dollars in thousands)	2002	2001

Mortgage Loans	$—	$53
Securities	1,880	3,976

Total	$1,880	$4,029

7.       PREMISES AND EQUIPMENT

          Premises and equipment are as follows:

	December 31,

(Dollars in thousands)	2002	2001

Furniture and equipment	$6,081	$4,701
Leasehold improvements	339	237

	6,420	4,938
Less : Accumulated depreciation and amortization	(3,720)	(2,814)

Total	$2,700	$2,124

          Depreciation and amortization expense was $931,000 for the year ended December 31, 2002, $830,000 for the year ended December 31, 2001 and $1,216,000 for the year ended December 31, 2000.

8.       DEPOSITS

          Deposits are summarized as follows:

	December 31,

	2002		2001

(Dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Deposits with no stated maturity:
Regular and money market passbook	$52,911	1.72%	$47,931	2.31%
NOW accounts and money market checking	16,854	1.00%	13,795	1.06%

	69,765	2.03%	61,726	2.03%
Time deposits less than $100,000	314,130	3.63%	212,981	4.43%
Time deposits $100,000 and over	84,563	3.13%	82,643	4.33%

	398,693	3.52%	295,624	4.40%

Total deposits	$468,458	3.23%	$357,350	3.99%

          A summary of time deposits by remaining maturity is as follows:

	December 31,

(Dollars in thousands)	2002	2001

Maturity within one year	$185,296	$237,683
Maturity within two years	58,852	46,170
Maturity within three years	41,628	7,657
Maturity over three years	112,917	4,114

Total	$398,693	$295,624

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

9.       BORROWINGS

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and repurchase agreements) at or for the years ended on the dates indicated.  All borrowings had original maturities of less than 1 year.

	At or For Years Ended December 31,

	2002	2001

	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$130,000	$130,000
Balance at end of period	—	130,000
Average balance for period	38,947	30,830
Weighted average interest rate on balance at end of period	—	1.97%
Weighted average interest rate on average balance for period	2.11%	4.04%

Repurchase Agreements
Maximum month-end balance	$410,324	$114,776
Balance at end of period	384,624	114,776
Average balance for period	260,139	4,503
Weighted average interest rate on balance at end of period	1.40%	2.37%
Weighted average interest rate on average balance for period	1.79%	3.46%

10.      INCOME TAXES

          Total income tax expense (benefit) was allocated as follows:

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Income (loss) from continuing operations	$7,674	$4,964	$(2,094)
Cumulative effect of change in accounting principle	68	—	—
Discontinued operations	—	—	(1,997)

Total tax expense (benefit)	$7,742	$4,964	$(4,091)

          The provision for income taxes including cumulative effect of change in accounting principle and discontinued operations is comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Federal taxes:
Current	$447	$1,186	$156
Deferred	6,128	2,651	(3,477)

	6,575	3,837	(3,321)

State taxes:
Current	1,114	97	38
Deferred	53	1,030	(808)

	1,167	1,127	(770)

Total	$7,742	$4,964	$(4,091)

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          The tax effects of significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,

(Dollars in thousands)	2002	2001

Deferred tax assets:
Net operating loss carryforwards	373	5,460
Loan loss allowances	6,550	5,158
Discontinued operations and accrued lease obligations	418	411
Intangible assets	745	847
Compensation related reserve	1,062	661
State taxes	463	11
Depreciation and amortization	13	140
Accrued liabilities	107	152
Other	207	20

Total gross deferred tax assets	9,938	12,860

Deferred tax liabilities:
FHLB stock dividends	(334)	(344)
Market discount	(8,354)	(5,085)
Unrealized gain on securities available for sale	(571)	(571)

Total gross deferred tax liabilities	(9,259)	(6,000)

Net deferred tax assets	$679	$6,860

          UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

          At December 31, 2002 and 2001, UPFC had a net current income tax receivable of $3.3 million and $1.2 million, respectively.

          UPFC has state net operating loss carry forwards of $6.7 million that expires from 2012 to 2021 and an alternative minimum tax credit of $207,000 that may be carried forward indefinitely.

          UPFC’s effective income tax rate differs from the federal statutory rate due to the following:

	Years Ended December 31,

	2002	2001	2000

Expected statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal benefits	3.7	5.8	4.9
Other, net	(0.5)	(0.8)	(0.8)

Effective tax rate	38.2%	39.0%	38.1%

          Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

11.     REGULATORY CAPITAL REQUIREMENTS

          The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) established new capital standards for savings institutions, requiring the Office of Thrift Supervision (“OTS”) to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions.  Such regulations include three capital requirements: a tangible capital requirement equal to 1.5% of adjusted total assets, a leverage limit or core capital requirement equal to 3.0% of adjusted total assets, and a risk-based capital requirement equal to 8.0% of risk-weighted assets.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          At December 31, 2002 and December 31, 2001 the Bank had the following regulatory capital requirements and capital position:

	December 31, 2002			December 31, 2001

(Dollars in thousands)	Actual	Required	Excess	Actual	Required	Excess

Tangible capital	$78,547	$14,264	$64,283	$49,707	$10,301	$39,406
Tangible capital ratio	8.26%	1.50%	6.76%	7.24%	1.50%	5.74%
Core capital	$78,547	$28,528	$50,019	$49,707	$20,602	$29,105
Core capital (leverage) ratio	8.26%	3.00%	5.26%	7.24%	3.00%	4.24%
Risk-based capital	$82,359	$34,510	$47,849	$53,181	$27,076	$26,105
Percent of risk-weighted assets	18.27%	8.00%	10.27%	15.71%	8.00%	7.71%

          The FDIC Improvement Act of 1991 (“FDICIA”) required each federal banking agency to implement prompt corrective actions for institutions that it regulates.  In response to these requirements, the OTS adopted final rules, effective December 19, 1992, based upon FDICIA’s five capital tiers:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

          The rules provide that a savings association is “well capitalized” if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

          As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations.  Under these regulations, the Bank is deemed to be “well capitalized” as of December 31, 2002.  Since that date, there are no conditions or events that management believes would have changed its “well-capitalized” designation.

          The Bank had the following regulatory capital calculated in accordance with FDICIA’s capital standards for a “well capitalized” institution:

	December 31, 2002			December 31, 2001

(Dollars in thousands)	Actual	Required	Excess	Actual	Required	Excess

Leverage	$78,547	$47,547	$31,000	$49,707	$34,336	$15,371
Leverage ratio	8.26%	5.00%	3.26%	7.24%	5.00%	2.24%
Tier 1 risk-based	$78,547	$27,163	$51,384	$48,807	$20,316	$28,491
Tier 1 risk-based ratio	17.43%	6.00%	11.43%	14.41%	6.00%	8.41%
Total risk-based	$82,359	$45,079	$37,280	$53,181	$33,860	$19,321
Total risk-based ratio	18.27%	10.00%	8.27%	15.71%	10.00%	5.71%

          At periodic intervals, both the OTS and Federal Deposit Insurance Corporation (“FDIC”) routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the savings and loan industry.  Based on these examinations, the                        regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

12.     COMMITMENTS AND CONTINGENCIES

          Certain branch and office locations are leased by UPFC under operating leases expiring at various dates through the year 2007.  Rent expense was $2.6 million, $1.9 million and $1.5 million for the years ended December 31, 2002, 2001 and 2000 respectively.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          Future minimum rental payments as of December 31, 2002 under existing leases, including approximately $464,000 to be recovered from sublease rental arrangements through 2003, are set forth as follows:

(Dollars in thousands)

Years ending December 31:

2003	$2,995
2004	2,740
2005	2,338
2006	1,565
2007	511

Total	$10,149

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

13.     STOCK OPTIONS

          In 1994, UPFC adopted a stock option plan and, in November 1997, June 2001, and June 2002, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”).  The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 7,000,000.  Options issued pursuant to the Plan have been granted at an exercise price of not less than fair market value on the date of grant.  Options generally vest over a three to five year period and have a maximum term of ten years.

          Stock option activity is as follows:

	Years Ended December 31,

(Dollars in thousands, except per share amounts)	Shares 2002	Weighted Average Exercise Price	Shares 2001	Weighted Average Exercise Price	Shares 2000	Weighted Average Exercise Price

Balance at beginning of year	3,628,991	$3.53	1,161,250	$5.48	1,783,250	$5.82
Granted	2,035,000	11.23	2,899,195	3.15	—	—
Canceled or expired	(286,020)	8.49	(372,704)	6.96	(354,500)	10.42
Exercised	(265,325)	2.16	(58,750)	1.41	(267,500)	1.02

Balance at end of year	5,112,646	$6.39	3,628,991	$3.53	1,161,250	$5.48

Weighted average fair value per share of options granted during the year	$3.55		$1.13		$—

          Certain shares exercised in 1997 and 1999 were exercised by a shareholder and officer of UPFC.  In connection with this transaction, UPFC loaned this individual $300,000 to finance the exercise of these options, which loan is secured by the shares purchased.  This loan was paid in full in December 2002.

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          UPFC applies APB Opinion No. 25 in accounting for the Plan.  Compensation expense related to this stock compensation plan was zero, $1,369,000, and $35,000 in 2002, 2001 and 2000, respectively.

          The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used:  no dividend yield, 70% volatility, risk-free interest rate of 5.00% and expected lives of 5 years in both 2002 and 2001.

          At December 31, 2002, options exercisable to purchase 3,418,088 shares of UPFC’s common stock under the Plan were outstanding as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Shares	Expiration Date	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

$3.00	20,000	2005	$3.00	20,000	3.00
$0.80	18,750	2006	0.80	18,750	0.80
$11.00	20,000	2007	11.00	20,000	11.00
$0.24 to $4.75	1,582,346	2008	0.92	1,582,346	0.92
$1.31 to $6.64	500,340	2009	3.82	440,270	3.47
$1.78 to $20.00	846,292	2010	13.88	807,772	14.39
$2.19 to $10.00	1,899,918	2011	8.30	480,950	7.42
$4.87 to $7.15	225,000	2012	6.60	48,000	6.49

	5,112,646		$6.39	3,418,088	$5.41

14.     401(k) PLAN

          UPFC maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees of UPFC.  Under the 401(k) Plan, employees may contribute up to 60% of their pre-tax salary or the annual dollar limit of $11,000 for 2002.  The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary.  The contributions made by UPFC in 2002, 2001 and 2000 were $134,000, $173,000, and$72,000 respectively.  The Company used account forfeitures in 2002 and 2001 to fund a portion of its contribution.

15.     OTHER EXPENSES

          Other expenses are comprised of the following:

	Years Ended December 31,

(Dollars in thousands)	2002	2001	2000

Amortization/write-off of intangible assets	$—	$561	$1,735
Professional fees	973	903	1,174
Loan and collection expenses	1,905	1,351	927
Travel and entertainment	1,365	1,057	792
Marketing	529	505	780
Data processing	981	759	708
Corporate relocation	—	—	700
Forms, supplies, postage and delivery	1,022	819	546
Telephone	1,104	801	533
Insurance premiums	492	489	409
Other	740	524	468

Total	$9,111	$7,769	$8,772

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

16.     EARNINGS FROM CONTINUING OPERATIONS PER SHARE

          UPFC calculates earnings per share as shown below:

	Years Ended December 31,

(In thousands, except per share amounts)	2002	2001	2000

Earnings per share from continuing operations – basic:
Income from continuing operations	$12,527	$7,763	$(3,368)

Average common shares outstanding	15,630	16,017	16,392

Per share	$0.80	$0.48	$(0.21)

Earnings per share from continuing operations – diluted:
Income from continuing operations	$12,527	$7,763	$(3,368)

Average common shares outstanding	15,630	16,017	16,392
Add: Stock options	1,958	914	—

Average common shares outstanding – diluted	17,588	16,931	16,392

Per share	$0.71	$0.46	$(0.21)

          Options to purchase 273,750 shares of common stock at a weighted average price of $0.80 per share were outstanding at December 31, 2000, but were not included in the computation of diluted earnings per share because the Company reported a loss from continuing operations in 2000.

17.     FAIR VALUE OF FINANCIAL INSTRUMENTS

          The estimated fair value of UPFC’s financial instruments is as follows at the dates indicated:

	December 31, 2002		December 31, 2001

(Dollars in thousands)	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate

Assets:
Cash and cash equivalents	$13,544	$13,544	$140,695	$140,695
Securities	603,268	603,268	284,837	284,837
Loans, net	308,078	308,078	236,448	236,448
Loans held for sale	—	—	194	194
Federal Home Loan Bank Stock	1,675	1,675	6,500	6,500
Liabilities:
Deposits	468,458	487,340	357,350	361,181
Federal Home Loan Bank advances	—	—	130,000	130,000
Other borrowings	384,624	384,624	114,776	114,776

          The following summary presents a description of the methodologies and assumptions used to estimate the fair value of UPFC’s financial instruments.  Because no ready market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

          Loans and contracts, net:  For loans and contracts, fair values were estimated at carrying amounts due to their short-term maturity and portfolio interest rates that are equivalent to present market interest rates.

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

          Other Borrowings:  The fair value of the other borrowings is considered to approximate carrying value due to the short period to interest rate reset and note rates consistent with present market rates.

18.     OPERATING SEGMENTS

          UPFC has three reportable segments: auto finance, insurance premium finance and banking. The auto finance segment purchases, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles.  The insurance premium finance segment, through a joint venture, underwrites and finances automobile and commercial insurance premiums in California.  The banking segment operates a federal savings bank and is the principal funding source for the auto and insurance premium finance segments.

          The accounting policies of the segments are the same as those described in the summary of significant accounting policies except for funds provided by the banking segment to the other operating segments which are accounted for at a predetermined transfer price (including certain overhead costs).

          UPFC’s reportable segments are strategic business units that offer different products and services.  They are managed and reported upon separately within UPFC.

	At or For Year Ended December 31, 2002

	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$39,867	$2,169	$10,171	$52,207
Provision for loan losses	400	238	—	638
Non-interest income	379	542	959	1,880
Non-interest expense	26,308	303	6,743	33,354

Segment profit (loss) (pre-tax)	$13,538	$2,170	$4,387	$20,095

Total assets	$276,052	$36,322	$638,912	$951,286

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

	At or For Year Ended December 31, 2001

	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$30,378	$2,299	$5,953	$38,630
Provision for loan losses	250	365	—	615
Non-interest income	321	459	1,924	2,704
Non-interest expense	18,846	255	8,891	27,992

Segment profit (pre-tax)	$11,603	$2,138	$(1,014)	$12,727

Total assets	$200,665	$39,632	$449,276	$689,573

	At or For Year Ended December 31, 2000

	Auto Finance	Insurance Premium Finance	Banking	Total

Net interest income	$21,637	$2,572	$5,603	$29,812
Provision for loan losses	—	147	54	201
Non-interest income	245	369	(11,526)	(10,912)
Non-interest expense	13,609	2,429	8,123	24,161

Segment profit (pre-tax)	$8,273	$365	$(14,100)	$(5,462)

Total assets	$145,018	$33,894	$311,011	$489,923

          Substantially all expenses are recorded directly to each industry segment.  Segment total assets, interest income, non-interest income and segment profit (loss) differ from the consolidated results due to the allocation of assets, income and expense to discontinued operations. No allocations were required in 2002 or 2001.

Year Ended December 31, 2000

Net interest income for reportable segments	$29,812
Net interest income allocated to discontinued operations	—

Consolidated net interest income	$29,812

Non-interest income for reportable segments	$(10,912)
Non-interest income allocated to discontinued operations	—

Consolidated non-interest income	$(10,912)

Segment profit (loss) for reportable segments	$(5,462)
Loss allocated to discontinued operations	—

Consolidated income (loss) from continuing operations before income taxes	$(5,462)

Total assets for reportable segments	$489,923
Total assets allocated to discontinued operations	55

Consolidated total assets	$489,978

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

19.     HOLDING COMPANY FINANCIAL INFORMATION

          Following are the financial statements of United PanAm Financial Corp. (holding company only):

	Years Ended December 31,

(Dollars in thousands)	2002	2001

Statements of Financial Condition
Cash	$1,009	$1,195
Note receivable from affiliate	7,720	21,203
Loans	—	232
Other assets	1,740	1,566
Investment in subsidiaries	79,471	51,536

Total assets	$89,940	$75,732

Other liabilities	281	66

Total liabilities
Shareholders’ equity	89,659	75,666

Total liabilities and shareholders’ equity	$89,940	$75,732

	Years Ended December 31,

	2002	2001	2000

Statements of Operations
Equity in undistributed income (loss) of subsidiaries	$12,764	$8,362	$(7,261)
Interest income	318	1,446	1,936

Total income	13,082	9,808	(5,325)

Total expense	716	2,433	858

Income (loss) before income taxes	12,366	7,375	(6,183)
Income taxes	(161)	(388)	476

Net income (loss)	$12,527	$7,763	$(6,659)

Statements of Cash Flows
Cash flows from operating activities:
Net income (loss)	$12,512	$7,763	$(6,659)
Equity in earnings of subsidiaries	(12,764)	(8,362)	7,261
(Increase) decrease in accrued interest receivable	155	2,226	(2,310)
(Increase) decrease in other assets	(329)	(1,155)	66
Increase (decrease) in other liabilities	214	(585)	106
Compensation expense for converting option plan	—	1,369	—
Other, net	(16)	—	95

Net cash provided by (used in) operating activities	(228)	1,256	(1,441)

Cash flows from investing activities:
Purchase of loans held for investment	—	—	(7,619)
Repayment of notes receivable	13,715	206	12,284
Other, net	—	—	(60)

Net cash provided by investing activities	13,715	206	4,605

Cash flows from financing activities:
Capital contributed to subsidiary	(15,000)	2,612	(3,129)
Purchase of treasury stock	—	(3,113)	(461)
Repayment of Director Loan	300	—	—
Exercise of stock options	1,027	83	468

Net cash (used in) financing activities	(13,673)	(418)	(3,122)

Net increase (decrease) in cash and cash equivalents	(186)	1,044	42
Cash and cash equivalents at beginning of year	1,195	151	109

Cash and cash equivalents at end of year	$1,009	$1,195	$151

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements

20.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

	Three months ended

(Dollars in thousands, except per share data)	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

2002:
Net interest income	$11,700	$12,768	$13,631	$14,108
Provision for loan losses	85	99	51	403
Non-interest income	366	300	519	695
Non-interest expense	7,879	7,992	8,593	8,890

Income before income taxes and cumulative effect of change in accounting principle	4,102	4,977	5,506	5,510
Income taxes (benefit)	1,541	1,953	2,171	2,009

Income before cumulative effect of change in accounting principle	$2,561	$3,024	$3,335	$3,501
Cumulative effect of change in accounting principle, net of tax	106	—	—	—

Net Income	$2,667	$3,024	$3,335	$3,501

Earnings per share - basic	$0.17	$0.19	$0.21	$0.22

Earnings per share - diluted	$0.15	$0.17	$0.19	$0.20

	Three months ended

	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

2001:
Net interest income	$8,395	$9,289	$10,109	$10,835
Provision for loan losses	44	124	108	339
Non-interest income	630	1,518	267	289
Non-interest expense	6,452	7,631	6,761	7,146

Income from continuing operations before income taxes	2,529	3,052	3,507	3,639
Income taxes	985	1,190	1,369	1,420

Income from continuing operations	$1,544	$1,862	$2,138	$2,219

Earnings from continuing operations per share - basic	$0.10	$0.12	$0.13	$0.14

Earnings from continuing operations share - diluted	$0.10	$0.11	$0.12	$0.13