Form 10-Q
period 2003-03-31
UNITED PAN AM FINANCIAL CORP
filed 2003-05-13
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of May 1, 2003 was 15,872,666 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

MARCH 31, 2003

PART I.	FINANCIAL INFORMATION

Item 1.    Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands)	March 31, 2003	December 31, 2002

Assets

Cash and due from banks	$11,693	$9,964
Short term investments	17,151	3,590

Cash and cash equivalents	28,844	13,554
Securities available for sale, at fair value	804,957	603,268
Loans	357,442	331,257
Less unearned discount	(4,325)	—
Less allowance for loan losses	(19,177)	(23,179)

Loans, net	333,940	308,078
Premises and equipment, net	2,714	2,700
Federal Home Loan Bank stock, at cost	7,406	1,675
Accrued interest receivable	1,830	1,880
Other assets	15,702	20,131

Total assets	$1,195,393	$951,286

Liabilities and Shareholders’ Equity

Deposits	$471,031	$468,458
Repurchase Agreements	625,177	384,624
Accrued expenses and other liabilities	5,876	8,545

Total liabilities	1,102,084	861,627

Common stock (no par value):
Authorized, 30,000,000 shares
Issued and outstanding, 15,872,666 at March 31, 2003 and 15,798,338 at December 31, 2002	64,961	64,957
Retained earnings	27,724	23,814
Unrealized gain on securities available for sale, net	624	888

Total shareholders’ equity	93,309	89,659

Total liabilities and shareholders’ equity	$1,195,393	$951,286

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2003	2002

Interest Income
Loans	$16,803	$13,037
Short term investments	3,714	2,659

Total interest income	20,517	15,696

Interest Expense
Deposits	3,692	3,232
Repurchase agreements	1,596	193
Federal Home Loan Bank advances	—	571

Total interest expense	5,288	3,996

Net interest income	15,229	11,700
Provision for loan losses	535	85

Net interest income after provision for loan losses	14,694	11,615

Non-interest Income
Services charges and fees	230	191
Loan related charges and fees	92	85
Gain on sale of securities	—	61
Other income	898	29

Total non-interest income	1,220	366

Non-interest Expense
Compensation and benefits	6,011	4,810
Occupancy	1,031	874
Other	2,279	2,195

Total non-interest expense	9,321	7,879

Income before income taxes and cumulative effect of change in accounting principle	6,593	4,102
Income taxes	2,683	1,541

Income before cumulative effect of change in accounting principle	3,910	2,561

Cumulative effect of change in accounting principle, net of tax	—	106
Net Income	$3,910	$2,667

Earnings per share-basic:

Net income before cumulative effect of change in accounting principle	$0.25	$0.16
Cumulative effect of change in accounting principle	—	0.01

Net Income	$0.25	$0.17

Weighted average shares outstanding	15,868	15,571

Earnings per share-diluted:

Net income before cumulative effect of change in accounting principle	$0.22	$0.15
Cumulative effect of change in accounting principle	—	—

Net Income	$0.22	$0.15

Weighted average shares outstanding	17,796	17,338

See notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2003	2002
Net income	$3,910	$2,667
Other comprehensive income, net of tax
Unrealized gain (loss) on securities	(264)	(563)

Comprehensive income	$3,646	$2,104

See notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2003	2002

Cash Flows from Operating Activities
Net income	$3,910	$2,667

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Gain of sale of investment securities	—	(61)
Provision for loan losses	535	85
Depreciation and amortization	248	215
FHLB stock dividend	(51)	(82)
Decrease (increase) in accrued interest receivable	50	(462)
Decrease in other assets	4,602	778
Increase (decrease) in accrued expenses and other liabilities	(2,671)	483
Amortization of premiums (discounts) on investment securities	978	1,905

Net cash provided by operating activities	7,601	5,528

Cash Flows from Investing Activities
Purchase of investment securities	(464,509)	(202,287)
Proceeds from maturities of investment securities	261,407	52,331
Proceeds from sale of investment securities	—	30,007
Repayments of mortgage loans	—	74
Originations, net of repayments, of non-mortgage loans	(26,397)	(19,138)
Purchase of premises and equipment	(262)	(391)
Purchase of FHLB stock	(5,680)	—

Net cash used in investing activities	(235,441)	(139,404)

Cash Flows from Financing Activities
Net increase in deposits	2,573	15,382
Proceeds of repurchase agreements	240,553	56,690
Repayments of FHLB advances	—	(26,000)
Exercise of stock options	4	—

Net cash provided by financing activities	243,130	46,072

Net increase (decrease) in cash and cash equivalents	15,290	(87,804)
Cash and cash equivalents at beginning of period	13,554	140,695

Cash and cash equivalents at end of period	$28,844	$52,891

See notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2003	2002
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$5,338	$10,474

Income taxes	$642	$393

See notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2003 and 2002

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

2.    Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2003 and December 31, 2002. Significant inter-company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3.    Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2003 and March 31, 2002:

(In thousands, except per share amounts)	Three Months Ended March 31,
	2003	2002
Earnings per share – basic:
Income before cumulative effect of change in accounting principle	$3,910	$2,561
Net income	$3,910	$2,667

Average common shares outstanding	15,868	15,571

Per share before the cumulative effect of change in accounting principle	$0.25	$0.16

Per share	$0.25	$0.17

Earnings per share – diluted:
Income before cumulative effect of change in accounting principle	$3,910	$2,561
Net income	$3,910	$2,667

Average common shares outstanding	15,868	15,571
Add: Stock options	1,928	1,767

Average common shares outstanding – diluted	17,796	17,338
Per share before cumulative effect of change in accounting principle	$0.22	$0.15

Per share	$0.22	$0.15

4.    Stock-Based Compensation

At March 31, 2003 and 2002, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2003 and 2002:

(In thousands, except per share amounts)	Three Months Ended March 31,
Net income as reported	$3,910	$2,667
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards,	$257	$60

Net income – pro forma	$3,653	$2,617

Net income per share as reported – basic	$0.25	$0.17

Net income per share – pro forma – basic	$0.23	$0.17

Net income per share as reported – fully diluted	$0.22	$0.15

Net income per share – pro forma – fully diluted	$0.21	$0.15

5.    Allowance for Loan Losses

Prior to January 1, 2003, the Company’s allowance for loan losses was increased by its allocation of acquisition discounts and a purchase accounting adjustment to allowance for loan losses. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to allowance for loan losses.

Effective January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned discount at the date of purchase. The unearned discount will be accreted as an adjustment to yield over the life of the contract. An allowance for loan losses will be established through provision for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that current and future results will reflect higher yields and provisions for loan losses being recorded from purchased auto contracts.

The total allowance for loan losses was $19.2 million at March 31, 2003 compared with $18.6 million at March 31, 2002, representing 5.43% of loans at March 31, 2003 and 7.26% at March 31, 2002. Additionally, unearned discounts on loans totaled $4.3 million at March 31, 2003 compared with zero at March 31, 2002, representing 1.21% of loans at March 31, 2003.

Effective January 1, 2003, an allowance for loan losses is established for all new loans based on losses incurred in the portfolio as of the statement date as opposed to estimated losses over the remaining life of the loan.

6.    Recent Accounting Developments

Accounting for Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair valued can be made. The associated asset retirement costs would be capitalized as part of the carrying amount of the long-lived asset and depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 did not have a material impact on the Company’s financial statements.

Gains and Losses from Extinguishment of Debt

In April 2002, the FASB issued SFAS No. 145, “Rescission of SFAS Statements No. 4, 44, and 64, Amendment of SFAS Statement No. 13, and Technical Corrections” (“SFAS 145”), updates, clarifies and simplifies existing account pronouncements. SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” SFAS 145 amends SFAS No. 13, “Accounting for Leases,” to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The provisions of SFAS 145 related to SFAS No. 4 and SFAS No. 13 are effective for fiscal years beginning and transactions occurring after May 15, 2002, respectively. The adoption of SFAS 145 did not have a material impact on the Company’s financial statements.

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

SFAS 147 also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets of financial institutions such as depositor and borrower relationship intangible assets and credit cardholder intangible assets. Those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS 144 requires for other long-lived assets that are held and used. The provisions of SFAS 147 are effective on October 1, 2002. The adoption of SFAS 147 did not have a material impact on the Company’s financial statements.

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

In general, the Interpretation applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on specified changes in an underlying variable that is related to an asset, liability, or equity security of the guaranteed party. Guarantee contracts excluded from both the disclosure and recognition requirements of the Interpretation include, among others, guarantees relating to employee compensation, residual value guarantees under capital lease arrangements, commercial letters of credit, commitments to extend credit, subordinated interests in an SPE, and guarantees of a company’s own future performance. Other guarantees subject to the disclosure requirements of the Interpretation, but not to the recognition provisions, include, among others, a guarantee accounted for as a derivative instrument under SFAS No. 133, a parent’s guarantee of debt owed to a third party by its subsidiary or vice versa, and a guarantee which is based on performance but not price. The adoption of FIN 45 did not have a material impact on the Company’s financial statements.

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

SFAS 148 amended the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS 148 are effective for fiscal years ended after December 15, 2002. The disclosures to be provided in annual financial statements will be required for fiscal years ended after December 15, 2002, and the disclosures to be provided in interim financial reports will be required for interim periods begun after December 15, 2002, with earlier application encouraged. Presently, the Company does not intend to adopt the fair value method.

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

7.    Operating Segments

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

In the Insurance Premium Finance segment the allowance for loan losses was reduced during the first quarter, resulting in a recovery in provision for loan losses in this segment. This reduction reflects a substantial reduction in loan losses in this segment in the first quarter of 2003 and in expected losses. This resulted from a change in loan mix from auto insurance premium loans to commercial insurance premium loans, which have lower expected losses.

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

	At or For Three Months Ended March 31, 2003
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$13,280	$623	$1,326	$15,229
Provision for loan losses	737	-202	—	535
Non-interest income	94	126	1000	1,220
Non-interest expense	7,631	54	1636	9,321

Segment profit (loss), pre-tax	$5,006	$897	$690	$6,593

Total assets	$305,753	$34,881	$854,759	$1,195,393

	At or For Three Months Ended March 31, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$8,930	$544	$2,226	$11,700
Provision for loan losses	—	85	—	85
Non-interest income	95	128	143	366
Non-interest expense	5,934	51	1,894	7,879

Segment profit, pre-tax	$3,091	$536	$475	$4,102

Total assets	$209,692	$40,639	$487,901	$738,232

During 2002, funds provided to the Company’s auto and insurance premium finance segments were charged utilizing a fixed 7.00% transfer rate. During 2003 the transfer rate was adjusted to 4.6% to reflect the expected cost of borrowings and operations at the banking segment. If the funds had been transferred in 2002 on this same basis, the transfer rate utilized would have been 5.5% and the segment reporting would have been as follows:

	Proforma At or For Three Months Ended March 31, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$9,076	$581	$2,043	$11,700
Provision for loan losses	—	85	—	85
Non-interest income	95	128	143	366
Non-interest expense	5,934	51	1,894	7,879

Segment profit, pre-tax	$3,237	$573	$292	$4,102

Total assets	$209,692	$40,639	$487,901	$738,232

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Annual Report on Form 10-Q, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of the Bank’s business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; the Bank’s continuing qualification as a qualified thrift lender; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Item 1. Business – Factors That May Affect Future Results of Operations.”

General

The Company

The Company is a specialty finance company engaged primarily in originating and acquiring, for investment, retail automobile installment sales contracts and insurance premium finance contracts. We market to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher loan fees and interest rates than those charged by traditional lenders to gain access to consumer financing. We fund our operations principally through retail and wholesale deposits, Federal Home Loan Bank (“FHLB”) advances and repurchase agreements. All of our revenues are attributed to customers located in the United States of America.

We have used the Bank as a base for expansion into our current specialty auto finance and insurance premium finance business. We commenced our automobile finance business in 1996 through United Auto Credit Corporation (“UACC”), a wholly owned subsidiary of the Bank. We commenced our insurance premium finance business in 1994, through an agreement with BPN Corporation (“BPN”).

Automobile Finance

The Company entered the nonprime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 75% from independent dealers and 25% from franchisees of automobile manufacturers. UACC’s borrowers are classified as nonprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC’s business strategy includes controlled growth through a national retail branch network. As UACC provides all marketing, origination, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

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

The Bank

The Bank is a federally chartered stock savings bank, which was formed in 1994. It is the largest Hispanic-controlled savings association in California with four retail branch offices in the state and $471.0 million in deposits at March 31, 2003. The Bank has been the principal funding source to date for our insurance premium and automobile finance businesses primarily through its retail and wholesale deposits and FHLB advances. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities. In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of UPFC.

Average Balance Sheets

The following table sets forth information relating to the Company for the three months ended March 31, 2003 and 2002. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended March 31,
	2003			2002
(Dollars in thousands)	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments	$692,871	$3,714	2.17%	$323,983	$2,659	3.33%
Mortgage loans, net(2)	—	—	—%	163	3	6.47%
IPF loans, net(3)	34,449	1,041	12.26%	39,316	1,332	13.74%
Automobile installment contracts, net(4)	285,028	15,762	22.43%	205,445	11,702	23.10%

Total interest earning assets	1,012,348	$20,517	8.22%	568,907	$15,696	11.19%

Non-interest earnings assets	38,350			34,678

Total assets	$1,050,698			$603,585

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$470,895	$3,692	3.18%	$365,727	$3,232	3.58%
Repurchase agreements	479,426	1,596	1.35%	39,652	193	1.97%
FHLB advances	—	—	—%	108,701	571	2.13%

Total interest bearing liabilities	950,321	$5,288	2.26%	514,080	$3,996	3.15%

Non-interest bearing liabilities	8,807			12,647

Total liabilities	959,128			526,727
Equity	91,570			76,858

Total liabilities and equity	$1,050,698			$603,585

Net interest income before provision for loan losses		$15,229			$11,700

Net interest rate spread(5)			5.96%			8.03%
Net interest margin(6)			6.10%			8.34%
Ratio of interest earning assets to interest bearing liabilities			107%			111%

(1)	Average balances computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for losses; includes non-performing loans.
(4)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2003 and March 31, 2002

General

Net income increased $1.24 million to $3.91 million for the three months ended March 31, 2003 from $2.67 million for the three months ended March 31, 2002.

The increase in net income was due primarily to a $3.5 million increase in net interest income, which increased to $15.2 million in the first quarter of 2003 from $11.7 million during the same quarter of 2002 partially offset by a $1.4 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $34.3 million to $106.2 million for the three months ended March 31, 2003 from $71.9 million for the three months ended March 31, 2002, as a result of our planned growth in the auto finance business, while insurance premium finance originations decreased $3.8 million to $24.4 million for the three months ended March 31, 2003 from $28.2 million for the three months ended March 31, 2002.

Interest Income

Interest income increased to $20.5 million for the three months ended March 31, 2003 from $15.7 million for the three months ended March 31, 2002 due primarily to a $443.4 million increase in average interest earning assets partially offset by a 297 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in average interest earning assets were securities, which increased $368.9 million and automobile installment contracts, which increased $79.6 million. The increase in securities was a result of an increase in commercial borrowings, reflecting the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision (“OTS”). The increase in auto contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.

The decline in the average yield on interest earning assets was due to a general decline in market interest rates and an increased concentration of lower yielding securities in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Average short term investments and investment securities, with an average yield of 2.17%, comprised 68.4% of average interest earning assets in the three months ended March 31, 2003 compared with 56.9% of average interest earning assets in the three months ended March 31, 2002.

Interest Expense

Interest expense increased to $5.3 million for the three months ended March 31, 2003 from $4.0 million for the three months ended March 31, 2002 due to a $436.2 million increase in average interest bearing liabilities, partially offset by an 89 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of average interest bearing liabilities were deposits of the Bank, which increased to an average balance of $470.9 million during the quarter ended March 31, 2003 from $365.7 million during the quarter ended March 31, 2003 and repurchase agreements which increased to an average balance of $479.4 million for the quarter ended March 31, 2003 from $39.7 million during the quarter ended March 31, 2002. The average cost of liabilities decreased to 2.26% for the three months ended March 31, 2003 from 3.15% for the comparable period in 2002 generally as a result of a decrease in market interest rates and a greater concentration in repurchase agreements with lower funding costs.

Provision and Allowance for Loan Losses

Provision for loan losses was $535,000 for the three months ended March 31, 2003 compared to $85,000 for the three months ending March 31, 2002. The provision for loan losses in 2002 reflects only estimated losses associated with the Company’s insurance premium finance business. The provision for 2003 reflects a provision expense of $737,000 in UACC, partially offset by a $202,000 recovery of expense in IPF. The recovery of expense in IPF reflects a substantial reduction in loan losses in the first quarter of 2003 and in expected losses. This change in losses resulted from a change in loan mix in IPF from auto insurance premium loans to commercial insurance premium loans, which have lower expected losses.

In addition to its provision for loan losses in 2002, the Company’s allowance for loan losses was increased by its allocation of acquisition discounts and a purchase accounting adjustment to allowance for loan losses. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to allowance for loan losses.

Effective January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned discount at the date of purchase. The unearned discount will be accreted as an adjustment to yield over the life of the contract. An allowance for loan losses will be established through provision for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that current and future results will reflect higher yields and provisions for loan losses being recorded from purchased auto contracts.

The total allowance for loan losses was $19.2 million at March 31, 2003 compared with $18.6 million at March 31, 2002, representing 5.43% of loans at March 31, 2003 and 7.26% at March 31, 2002.

Additionally, unearned discounts on loans totaled $4.3 million at March 31, 2003 compared with zero at March 31, 2002, representing 1.21% of loans at March 31, 2003.

Effective January 1, 2003, an allowance for loan losses is established for all new loans based on losses incurred in the portfolio as of the statement date as opposed to estimated losses over the remaining life of the loan.

Annualized net charge-offs to average loans were 5.76% for the three months ended March 31, 2003 compared with 6.63% for the three months ended March 31, 2002. The allowance for loan losses was favorably impacted by the recovery of $520,000 from the State of California for refund of sales taxes on repossessed autos.

Non-interest Income

Non-interest income increased $854,000 to $1.2 million for the three months ended March 31, 2003 from $366,000 for the three months ended March 31, 2002. The major portion of this increase resulted from a $716,000 gain on the sale of the remaining portions of our mortgage securitization pools and the disposition of all remaining assets related to mortgage servicing and a $166,000 increase in income on bank owned life insurance, partially offset by a $61,000 gain on sale of investment securities in 2002 that was not repeated in 2003.

Non-interest Expense

Non-interest expense increased $1.4 million to $9.3 million for the three months ended March 31, 2003 from $7.9 million for the three months ended March 31, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last 12 months, the Company expanded its automobile finance operations, resulting in an increase to 387 employees in 58 offices, as of March 31, 2003, from 294 employees in 42 offices, as of March 31, 2002.

Income Taxes

Income taxes increased $1,142,000 to $2,683,000 for the three months ended March 31, 2003 from $1,541,000 for the three months ended March 31, 2002. This increase occurred as a result of a $2.5 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at March 31, 2003 and December 31, 2002

Total assets increased $244.1 million, to $1,195.4 million at March 31, 2003 from $951.3 million at December 31, 2002. The increase resulted primarily from a $201.7 million increase in securities to $805.0 million at March 31, 2003 from $603.3 million at December 31, 2002 and a $26.1 million increase in loans to $357.4 million at March 31, 2003 from $331.3 million at December 31, 2002. The increase in securities was a result of an increase in commercial borrowings, reflecting the need to increase assets to meet the 30% qualified thrift lender requirement of the OTS. The increase in loans principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with planned growth in the auto finance business unit.

Deposits increased $2.5 million to $471.0 million at March 31, 2003 from $468.5 million at December 31, 2002. Retail deposits increased $2.5 million to $315.3 million at March 31, 2003 from $312.8 million at December 31, 2002. Brokered deposits were unchanged at $155.7 million at March 31, 2003.

Repurchase agreements increased $240.6 million to $625.2 million at March 31, 2003 from $384.6 million at December 31, 2002. The increase was in LIBOR based floating rate borrowings used to fund LIBOR based floating rate securities.

Shareholders’ equity increased to $93.3 million at March 31, 2003 from $89.7 million at December 31, 2002, primarily as a result of net income of $3.9 million during the three months ended March 31, 2003, partially offset by a $264,000 decrease in unrealized gains on securities.

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

At December 31, 2002, the most recent date for which the relevant OTS NPV model is available, the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was -29 basis points and would result in a $1.9 million decrease in the NPV of the Bank and a 200 basis point increase in interest rates was 26 basis points and would result in a $268,000 increase in the NPV of the Bank. At December 31, 2002, the Bank’s sensitivity measure was below the threshold at which the Bank could be required to hold additional risk-based capital under OTS regulations.

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

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2002 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”). This table is prepared by the OTS. The table does not include data for –200 and –300 basis points because these changes in rates would infer negative interest rates and are therefore not relevant.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$133,467	$(3,877)	–3%	13.49%	+2 bp
+200 bp	137,612	268	—%	13.73%	+26 bp
+100 bp	138,591	1247	+1%	13.70%	+23 bp
0 bp	137,344	—	—%	13.47%	— bp
–100 bp	135,408	(1,936)	–1%	13.18%	–29 bp
–200 bp	—	—	—%	—%	— bp
–300 bp	—	—	—%	—%	— bp

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

The major source of funds is deposits obtained through the Bank’s four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 2003, such retail deposits were $315.3 million or 66.9% of total deposits.

The Bank uses broker-originated deposits to supplement its retail deposits and, at March 31, 2003, these deposits totaled $155.7 million or 33.1% of total deposits. Broker deposits are originated through major dealers specializing in such products.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	Three Months Ended March 31,		Years Ended December 31,
	2003		2002		2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$55,559	1.63%	$52,911	1.72%	$47,931	2.31%
Checking accounts	17,038	0.99%	16,854	1.00%	13,795	1.06%
Certificates of deposit
Under $100,000	316,130	3.55%	314,130	3.63%	212,981	4.43%
$100,000 and over	82,304	3.00%	84,563	3.13%	82,643	4.33%

Total	$471,031	3.13%	$468,458	3.23%	$357,350	3.99%

The following table sets forth the time remaining until maturity for all CDs for the dates indicated.

	March 31, 2003	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Maturity within one year	$179,274	$185,295	$237,683
Maturity within two years	62,997	58,852	46,170
Maturity within three years	37,819	41,628	7,657
Maturity over three years	118,344	112,918	4,113

Total certificates of deposit	$398,434	$398,693	$295,624

The Bank has made significant progress in extending maturities of its deposits. However, the Bank has a significant amount of deposits maturing in less than one year, the Company believes that the Bank’s current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $82.5 million, or 6.91% of total adjusted assets, which is above the required level of $17.9 million, or 1.5%; core capital of $82.5 million, or 6.91% of total adjusted assets, which is above the required level of $35.8 million, or 3.0%; and risk-based capital of $87.2 million, or 16.81% of risk-weighted assets, which is above the required level of $41.5 million, or 8.0%.

As used herein, leverage or core ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” at March 31, 2003.

The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and investments portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has it’s own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of March 31, 2003, the Bank’s total borrowing capacity under this credit facility was $298.8 million, of which $115.0 million was utilized to fund repurchase agreements and $183.8 million was available.

The following table sets forth certain information regarding the Company’s short-term borrowed funds (consisting of FHLB advances, repurchase agreements and warehouse lines of credit) at or for the periods ended on the dates indicated.

	March 31,	December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB operating advances
Maximum month-end balance	$—	$130,000	$130,000
Balance at end of period	—	—	130,000
Average balance for period	—	38,974	38,830
Weighted average interest rate on balance at end of period	—%	—%	1.97%
Weighted average interest rate on average balance for period	—%	2.11%	4.04%
Repurchase agreements
Maximum month-end balance	$625,177	$410,234	$114,776
Balance at end of period	625,177	384,624	114,776
Average balance for period	479,426	260,139	4,503
Weighted average interest rate on balance at end of period	1.29%	1.40%	2.37%
Weighted average interest rate on average balance for period	1.35%	1.79%	3.46%

The Company had no material contractual obligations or commitments for capital expenditures at March 31, 2003.

Summary of Loan Portfolio.    At March 31, 2003, the Company’s net loan portfolio constituted $333.9 million, or 27.9% of the Company’s total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

	March 31, 2003	December 31, 2002	December 31, 2001
Consumer Loans
Automobile installment contracts	$324,659	$298,345	$232,902
Insurance premium finance	14,436	17,922	28,710
Other consumer loans	116	80	98

Total consumer loans	339,211	316,347	261,710

Mortgage Loans
Subprime mortgage loans	—	—	352

Total mortgage loans	—	—	352

Commercial Loans
Insurance premium finance	20,445	18,400	10,921

Total commercial loans	20,445	18,400	10,921

Total loans	359,656	334,747	272,983
Unearned finance charges	(2,214)	(3,490)	(18,881)
Unearned discounts	(4,325)	—	—
Allowance for loan losses	(19,177)	(23,179)	(17,460)

Total loans, net	$333,940	$308,078	$236,642

Loan Maturities.    The following table sets forth the dollar amount of loans maturing in the Company’s loan portfolio at March 31, 2003 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

	March 31, 2003
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years to 20 Years	More Than 20 Years	Total Loans
	(Dollars in thousands)
Consumer Loans	$23,760	$119,324	$195,327	$800	$—	$—	$339,211
Commercial loans	20,445	—	—	—	—	—	20,445

Total	$44,205	$119,324	$195,327	$800	$—	$—	$359,656

Classified Assets and Allowance for Loan Losses

The Company’s policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on its loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. In 2002, the Company’s allowance for loan losses was increased by a percentage of each new auto loan, 11.5% of the net contract amount at December 31, 2002 through the allocation of purchase discount to allowance for loan losses. Effective January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned discount at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for loan losses will be established through provision for losses recorded in the statement of operations as necessary to provide for estimated contract losses (net of remaining unearned discount) at each reporting date.

For IPF loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 0.65% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses. The level of allowance for loan losses was reduced from 1.25% of loans at December 31, 2003 to the current 0.65% of loans at March 31, 2003 because of a substantial reduction in loan losses in the first quarter of 2003. This reduction in losses resulted primarily from a change in the loan mix from automobile insurance premium loans to commercial insurance premium loans, which have lower expected losses.

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

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at March 31, 2003, December 31, 2002 and 2001.

Loan Delinquencies	March 31, 2003	% of Total Loans	December 31, 2002	% of Total Loans	December 31, 2001	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$1,634	0.4%	$1,778	0.5%	$1,368	0.6%
60 to 89 days	637	0.2%	808	0.3%	776	0.3%
90+ days	675	0.2%	480	0.1%	942	0.4%

Total	$2,946	0.8%	$3,066	0.9%	$3,086	1.3%

Nonaccrual and Past Due Loans.    A non-mortgage loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts that are deemed fully or partially uncollectible by management are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at March 31, 2003, December 31, 2002 and 2001.

	March 31,	December 31,
	2003	2002	2001
	(Dollars in thousands)
Nonaccrual loans
Single-family residential	$—	$—	$352
Consumer and other loans	175	172	688

Total	$175	$172	$1,040

Non accrual loans as a percentage of total loans	0.05%	0.05%	0.44%
Allowance for loan losses as a percentage of total loans	5.43%	7.00%	7.38%

Allowance for Loan Losses.    The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the periods indicated.

	At or For the Three Months Ended March 31,	At or For the Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$23,179	$17,460	$15,156
Provision for loan losses	535	638	615
Charge-offs
Mortgage loans	—	—	(1,713)
Consumer loans	(5,328)	(18,411)	(9,173)

	(5,328)	(18,411)	(10,886)
Recoveries
Mortgage loans	—	—	140
Consumer loans	791	1,079	266

	791	1,079	406

Net charge-offs	(4,537)	(17,332)	(10,480)
Acquisition discounts allocated to loss allowance	—	22,413	12,169

Balance at end of period	$19,177	$23,179	$17,460

Annualized net charge-offs to average loans	5.76%	5.88%	4.94%
Ending allowance to period end loans, net	5.43%	7.00%	7.38%

Cash Equivalents and Securities Portfolio

The Company’s short term investments and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of the Company’s cash equivalents and securities portfolios as of the dates indicated.

	March 31,	December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at end of period
Short term investments	$17,151	$3,590	$135,267
U.S. agency securities	107,864	288,193	229,660
U. S. agency mortgage backed securities	697,093	315,075	35,016
Mutual funds	—	—	20,162

Total	$822,108	$606,858	$420,104

Weighted average yield at end of period
Overnight deposits	1.18%	0.69%	1.23%
U.S. agency securities	2.09%	2.10%	3.35%
U.S. agency mortgage backed securities	2.01%	2.43%	6.60%
Mutual funds (mortgage-backed securities)	—%	—%	3.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	33 months	55 months	85 months
U.S. agency mortgage-backed securities	296 months	286 months	254 months
Mutual funds (mortgage backed securities)	—	—	1 day

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.

Item 4.	Controls and Procedures

(a)    Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of this Quarterly Report on Form 10-Q, The Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The effectiveness of the Company’s disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2003 and the Chief Financial Officer’s Certification Report on Form 10-Q for the Quarter Ending March 31, 2003 (together, “Certifications’).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Annual Report is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management included the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of permitting the preparation of our financial statements in conformity with GAAP and of providing reasonable assurance that: (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls or Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The Company’s Internal controls are also evaluated on an ongoing basis by its finance and internal audit organization. The overall goals of these various evaluation activities are to monitor the Company’s Disclosure Controls and Internal Controls and to make modifications as necessary. The Company’s intent in this regard is that the Disclosure Controls and the Internal Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

Based upon the Controls Evaluation, The Company’s CEO and CFO have concluded that, subject to the limitations noted above, The Company’s Disclosure Controls are effective to ensure that material information relating to UPFC and its consolidated subsidiaries is made known to management, including the CEO and CFO, particularly during the period when periodic reports are being prepared, and that The

Company’s Internal Controls are effective to provide reasonable assurance that its financial statements are fairly presented in conformity with GAAP.

(B)    Changes in Internal Controls

In accord with SEC requirements, and as disclosed in the Certifications, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Quarterly Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

Not applicable

Item 2.     Changes in Securities and Use of Proceeds.

Not applicable

Item 3.     Defaults Upon Senior Securities.

Not applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.     Other Information.

Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

(a)	List of Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

99.2 Certification pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act.

(b)	Reports on Form 8-K

Filed May 1, 2003

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	May 9, 2003	By:	/s/ GUILLERMO BRON
Guillermo Bron Chairman and Chief Executive Officer (Principal Executive Officer)

	May 9, 2003	By:	/s/ GARLAND W. KOCH
Garland W. Koch Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATION

I, Guillermo Bron, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United PanAm Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c)	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

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

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ GUILLERMO BRON
Guillermo Bron Chairman and Chief Executive Officer

CERTIFICATION

I, Garland Koch, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of United PanAm Financial Corp;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the “Evaluation Date”); and

c.	presented in this report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function);

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report, financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrants internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 5, 2003	/s/ GARLAND W. KOCH
Garland W. Koch Chief Financial Officer / Sr. Vice President