Form 10-Q
period 2003-06-30
UNITED PAN AM FINANCIAL CORP
filed 2003-08-06
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2003 was 15,886,332

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

JUNE 30, 2003

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and per share data)	June 30, 2003	December 31, 2002
Assets

Cash and due from banks	$7,334	$9,964
Short term investments	24,768	3,590

Cash and cash equivalents	32,102	13,554
Securities available for sale, at fair value	916,054	603,268
Loans	395,810	331,257
Less unearned discount	(8,462)	—
Less allowance for loan losses	(16,854)	(23,179)

Loans, net	370,494	308,078
Premises and equipment, net	2,807	2,700
Federal Home Loan Bank stock, at cost	9,587	1,675
Accrued interest receivable	1,606	1,880
Other assets	16,772	20,131

Total assets	$1,349,422	$951,286

Liabilities and Shareholders’ Equity

Deposits	$468,807	$468,458
Repurchase agreements	778,834	384,624
Accrued expenses and other liabilities	4,385	8,545

Total liabilities	1,252,026	861,627

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 15,881,306 shares at June 30, 2003 and 15,836,725 December 31, 2002	65,012	64,957
Retained earnings	31,830	23,814
Unrealized gain on securities available for sale, net	554	888

Total shareholders’ equity	97,396	89,659

Total liabilities and shareholders’ equity	$1,349,422	$951,286

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Interest Income
Loans	$19,973	$14,081	$36,776	$27,115
Securities	4,116	3,124	7,830	5,782

Total interest income	24,089	17,205	44,606	32,897

Interest Expense
Deposits	3,544	3,115	7,236	6,348
Federal Home Loan Bank advances	—	215	—	784
Repurchase agreements	2,261	1,107	3,857	1,300

Total interest expense	5,805	4,437	11,093	8,432

Net interest income	18,284	12,768	33,513	24,465
Provision for loan losses	2,095	99	2,630	183

Net interest income after provision for loan losses	16,189	12,669	30,883	24,282

Non-interest Income
Net gain on sale of securities	315	—	315	61
Service charges and fees	217	197	447	388
Loan related charges and fees	69	71	161	156
Other income	170	32	1,069	61

Total non-interest income	771	300	1,992	666

Non-interest Expense
Compensation and benefits	6,477	4,971	12,488	9,780
Occupancy	1,107	895	2,138	1,770
Other	2,512	2,126	4,792	4,322

Total non-interest expense	10,096	7,992	19,418	15,872

Income before income taxes and cumulative effect of change in accounting principle	6,864	4,977	13,457	9,076

Income taxes	2,758	1,953	5,441	3,492

Income before cumulative effect of change in accounting principle	4,106	3,024	8,016	5,584

Cumulative effect of change in accounting principle net of tax	—	—	—	106

Net income	$4,106	$3,024	8,016	5,690

Earnings per share-basic:

Income before cumulative effect of change in accounting principle	$0.26	$0.19	$0.51	$0.36

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net income	$0.26	$0.19	$0.51	$0.37

Weighted average shares outstanding	15,877	15,571	15,872	15,571

Earnings per share-diluted:

Income before cumulative effect of change in accounting principle	$0.23	$0.17	$0.45	$0.32

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net income	$0.23	$0.17	$0.45	$0.33

Weighted average shares outstanding	18,148	17,626	17,887	17,500

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income	$4,106	$3,024	$8,016	$5,690
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(70)	254	(334)	(308)

Comprehensive income	$4,036	$3,278	$7,682	$5,382

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$8,016	$5,690

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(315)	(61)
Provision for loan losses	2,630	183
Depreciation and amortization	533	425
FHLB stock dividend	—	(81)
Decrease (increase) in accrued interest receivable and other assets	(1,106)	2,504
Decrease in deferred tax asset	4,961	4,994
Decrease in accrued expenses and other liabilities	(4,159)	(3,846)
Amortization of premiums (discounts) on securities	2,024	2,598

Net cash provided by operating activities	12,584	12,406

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	374,579	188,844
Purchase of investment securities	(700,261)	(394,052)
Proceeds from sales of securities	10,630	30,007
Repayments of mortgage loans	—	74
Originations and purchases, net of repayments, of non-mortgage loans	(65,046)	(39,546)
Purchase of premises and equipment	(640)	(650)
Proceeds from sale (purchase) of FHLB stock, net	(7,912)	601

Net cash used in investing activities	(388,650)	(214,722)

Cash Flows from Financing Activities
Issuance of capital stock	55	—
Net (decrease) increase in deposits	349	(6,115)
Repayment, net of proceeds, from FHLB advances	—	(100,000)
Proceeds, net of repayments, from repurchase agreements	394,210	212,113

Net cash provided by financing activities	394,614	105,998

Net (decrease) increase in cash and cash equivalents	18,548	(96,318)

Cash and cash equivalents at beginning of period	13,554	140,695

Cash and cash equivalents at end of period	$32,102	$44,377

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Dollars in thousands)	Six Months Ended June 30,
	2003	2002
Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest	$11,367	$8,682

Income Taxes	$5,200	$798

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2003 and 2002

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

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2003 and December 31, 2002. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.	Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 2003 and 2002:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Earnings per share—basic:
Income before cumulative effect of change in accounting principle	$4,106	$3,024	$8,016	$5,584
Net Income	$4,106	$3,024	$8,016	$5,690

Average common shares outstanding	15,877	15,571	15,872	15,571

Per share before cumulative effect of change in accounting principle	$0.26	$0.19	$0.51	$0.36

Earnings per share	$0.26	$0.19	$0.51	$0.37

Earnings per share—diluted:
Income before cumulative effect of change in accounting principle	$4,106	$3,024	$8,016	$5,584
Net Income	$4,106	$3,024	$8,016	$5.690

Average common shares outstanding	15,877	15.571	15,872	15,157
Add: Stock options	2,271	2,055	2,015	1,929

Average common shares outstanding—diluted	18,148	17,626	17,887	17,500

Per share before cumulative effect of change in accounting principle	$0.23	$0.17	$0.45	$0.32

Earnings per share	$0.23	$0.17	$0.45	$0.33

4.	Stock-Based Compensation

At June 30, 2003 and 2002, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months and six months ended June 30, 2003 and 2002:

(In thousands, except per share amounts)	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income as reported	$4,106	$3,024	$8,016	$5,690
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$277	$61	$537	$121

Net Income—pro forma	$3,829	$2,963	$7,479	$5,569

Net Income per share as reported—basic	$0.26	$0.19	$0.51	$0.37

Net Income per share—pro forma—basic	$0.24	$0.19	$0.47	$0.36

Net Income per share as reported fully diluted	$0.23	$0.17	$0.45	$0.33

Net Income per share—pro forma—fully diluted	$0.21	$0.17	$0.42	$0.32

5.	Allowance for Loan Losses

Prior to January 1, 2003, the Company’s allowance for loan losses was increased by its allocation of acquisition discounts and a purchase accounting adjustment to the allowance for loan losses. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to allowance for loan losses.

Effective January 1, 2003, after consultation with the OTS, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned discount at the date of purchase. The unearned discount will be accreted as an adjustment to yield over the life of the contract. An allowance for loan losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that current and future results will reflect higher yields and provisions for loan losses being recorded from purchased auto contracts.

The total allowance for loan losses was $16.9 million at June 30, 2003 compared with $20.5 million at June 30, 2002, representing 4.26% of loans at June 30, 2003 and 6.91% at June 30, 2002. Additionally, unearned discounts on loans totaled $8.5 million at June 30, 2003 compared with zero at June 30, 2002, representing 2.14% of loans at June 30, 2003.

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

Amendment of FASB Statement 133

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“FAS 149”). The purpose of FAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under Statement 133. FAS 149 amends Statement 133 for decisions made:

•	As part of the Derivatives Implementation Group (DIG) process that require amendment to Statement 133,

•	In connection with other FASB projects dealing with financial instruments, and

•	In connection with the implementation issues raised related to the application of the definition of a derivative.

These amendments clarify the definition of a derivative, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of Statement 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. Certain DIG issues, once approved, required amendment to Statement 133. These amendments are reflected in FAS 149. Certain other DIG issues have been amended by FAS 149. FAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. Management does not expect the adoption of FAS 149 to have a material impact on the Company’s financial statements.

Financial Instruments with Characteristics of Liabilities and Equity

On May 15, 2003, the FASB issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). FAS 150 requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations for the issue.

Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted the provisions of FAS 150 on July 1, 2003. The Company does not expect the adoption of FAS 150 to have a material impact on the Company’s financial statements.

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

	At or For Three Months Ended June 30, 2003
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$16,013	$598	$1,673	$18,284
Provision for loan losses	2,032	63	—	2,095
Non-interest income	105	129	537	771
Non-interest expense	8,331	57	1,708	10,096

Segment profit, pre-tax	$5,755	$607	$502	$6,864

Total assets	$335,163	$39,716	$974,543	$1,349,422

	At or For Three Months Ended June 30, 2002
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$9,579	$603	$2,586	$12,768
Provision for loan losses	—	99	—	99
Non-interest income	88	139	73	300
Non-interest expense	6,381	55	1,556	7,992

Segment profit (loss), pre-tax	$3,286	$588	$1,103	$4,977

Total assets	$239,521	$41,906	$515,680	$797,107

	At or For Six Months Ended June 30, 2003
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$29,265	$1,220	$3,028	$33,513
Provision for loan losses	2,769	(139)	—	2,630
Non-interest income	227	255	1,510	1,992
Non-interest expense	15,962	111	3,345	19,418

Segment profit, pre-tax	$10,761	$1,503	$1,193	$13,457

Total assets	$335,163	$39,716	$974,543	$1,349,422

	At or For Six Months Ended June 30, 2002
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$18,510	$1,143	$4,812	$24,465
Provision for loan losses	—	183	—	183
Non-interest income	183	271	212	666
Non-interest expense	12,316	105	3,451	15,872

Segment profit (loss), pre-tax	$6,377	$1,126	$1,573	$9,076

Total assets	$239,521	$41,906	$515,680	$797,107

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

	Proforma At or For Three Months Ended June 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$9,741	$642	$2,385	$12,768
Provision for loan losses	—	99	—	99
Non-interest income	88	139	73	300
Non-interest expense	6,381	55	1,556	7,992

Segment profit, pre-tax	$3,448	$627	$902	$4,977

Total assets	$239,521	$41,906	$515,680	$797,107

	Proforma At or For Six Months Ended June 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$19,130	$1,296	$4,039	$24,465
Provision for loan losses	—	183	—	183
Non-interest income	183	271	212	666
Non-interest expense	12,316	105	3,451	15,872

Segment profit, pre-tax	$6,997	$1,279	$800	$9,076

Total assets	$239,521	$41,906	$515,680	$797,107

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.’s (the “Company”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of the bank business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; the Bank’s continuing qualification as a qualified thrift lender; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

General

The Company

The Company is a specialty finance company engaged primarily in originating and acquiring retail automobile installment sales contracts and insurance premium finance contracts financed by retail bank deposits. The Company markets to customers who generally cannot obtain financing from traditional lenders. These customers usually pay higher interest rates than those charged by traditional lenders to gain access to consumer financing. The Company has funded its operations to date principally through retail deposits, brokered deposits, Federal Home Loan Bank (“FHLB”) advances, and commercial repurchase agreements. The Company is a holding company for Pan American Bank, FSB, a federally chartered savings association (the “Bank”).

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

Average Balance Sheets

The following table sets forth information relating to the Company for the three and six-month periods ended June 30, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended June 30,
	2003			2002
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities	$876,248	$4,116	1.88%	$427,289	$3,123	2.93%
Mortgage loans, net(2)	—	—	—	132	—	—
IPF loans, net(3)	37,027	1,050	11.37%	41,170	1,433	13.97%
Automobile installment contracts, net(4)	314,933	18,923	24.10%	224,656	12,649	22.58%

Total interest earning assets	1,228,208	24,089	7.87%	693,247	17,205	9.96%

Non-interest earning assets	40,730			37,168

Total assets	$1,268,938			$730,415

Liabilities and Equity
Interest bearing liabilities
Deposits	$469,659	$3,544	3.03%	$363,164	$3,114	3.44%
FHLB advances	—	—	—%	40,198	215	2.14%
Repurchase Agreements	698,170	2,261	1.30%	235,279	1,108	1.89%

Total interest bearing liabilities	1,167,829	5,805	1.99%	638,641	4,437	2.79%

Non-interest bearing liabilities	5,890			12,488

Total liabilities	1,173,719			651,129
Equity	95,219			79,286

Total liabilities and equity	$1,268,938			$730,415

Net interest income before provision for loan losses		$18,284			$12,768

Net interest rate spread(5)			5.88%			7.17%
Net interest margin(6)			5.97%			7.39%
Ratio of interest earning assets to interest bearing liabilities			105%			109%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans. Yield includes accrued discount.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2003			2002
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities	$784,560	$7,830	2.01%	$375,636	$5,782	3.10%
Mortgage loans, net(2)	—	—	—%	147	3	3.55%
IPF loans, net(3)	35,738	2,091	11.80%	40,243	2,762	13.86%
Automobile installment contracts, net(4)	299,980	34,685	23.32%	215,051	24,350	22.83%

Total interest earning assets	1,120,278	44,606	8.03%	631,077	32,897	10.51%

Non-interest earning assets	39,540			35,923

Total assets	$1,159,818			$667,000

Liabilities and Equity
Interest bearing liabilities
Deposits	$470,277	$7,236	3.10%	$364,445	$6,348	3.51%
FHLB advances	—	—	—%	74,450	784	2.13%
Repurchase agreements	588,798	3,857	1.32%	137,465	1,300	1.91%

Total interest bearing liabilities	1,059,075	11,093	2.11%	576,360	8,432	2.95%

Non-interest bearing liabilities	7,348			12,568

Total liabilities	1,066,423			588,928
Equity	93,395			78,072

Total liabilities and equity	$1,159,818			$667,000

Net interest income before provision for loan losses		$33,513			$24,465

Net interest rate spread(5)			5.92%			7.56%
Net interest margin(6)			6.03%			7.82%
Ratio of interest earning assets to interest bearing liabilities			106%			109%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges unearned discounts and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2003 and June 30, 2002

General

For the three months ended June 30, 2003, the Company reported income of $4.1 million or $0.23 per diluted share; an increase of $1.1 million from $3.0 million or $.17 per diluted share for the three months ended June 30, 2002.

The increase in net income was due primarily to a $5.5 million increase in net interest income to $18.3 million from $12.8 million in the second quarter of 2002, partially offset by a $2.0 million increase in the provision for loan losses and a $1.4 million increase in interest expense. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $39.5 million to $116.7 million from $77.2 million for the three months ended June 30, 2002, as a result of our planned growth in the auto finance business. Insurance premium finance originations increased $200,000 to $30.3 million from $30.1 million for the three months ended June 30, 2002.

Interest Income

Interest income increased to $24.1 million from $17.2 million for the three months ended June 30, 2002, due primarily to a $535 million increase in average interest earning assets, partially offset by a 2.09% decrease in yield on earning assets. The largest growth components in average interest earning assets were in investment securities, which increased by $449 million and automobile installment contracts, which increased by $90 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision (“OTS”) while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The yield on the average balance of short-term investments and investment securities decreased to 1.88% from 2.93% for the 3-month periods ending June 30, 2003 and 2002, respectively.

Interest Expense

Interest expense increased to $5.8 million for the three months ended June 30, 2003 from $4.4 million for the three months ended June 30, 2002, due to a $529 million increase in average interest bearing liabilities partially offset by a general decline in market interest rates. The largest components of average interest bearing liabilities were deposits of $470 million and repurchase agreements of $698 million. Average repurchase agreements increased to $698 million from $235 million for the three months ended of June 30, 2002 as a result of a corresponding increase in investment securities. The average cost of liabilities decreased to 1.99% for the three months ended June 30, 2002 from 2.79% for the comparable period in 2002, generally as a result of a decrease in market interest rates.

Provision for Loan Losses

Provision for loan losses was $2.1 million for the three months ended June 30, 2003 compared to $99,000 for the three months ended June 30, 2002. The provision for loan losses in 2002 reflects only estimated losses associated with the Company’s insurance premium finance business. The provision for 2003 reflects a provision expense of $2.0 million in UACC and a provision expense of $63,000 in IPF.

In addition to its provision for losses in 2002, the Company’s allowance for loan losses was increased by its allocation of acquisition discounts related to the purchase of automobile installment contracts. At December 31, 2002, the Company was allocating 11.5% of acquisition discounts to allowance for loan losses.

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

The total allowance for loan losses was $16.9 million at June 30, 2003 compared with $20.5 million at June 30, 2002, representing 4.26% of loans at June 30, 2003 and 6.91% at June 30, 2002. Additionally, unearned discounts on loans totaled $8.5 million at June 30, 2003 compared with zero at June 30, 2002 representing 2.14% of loans at June 30, 2003.

Effective January 1, 2003, an allowance for loan losses is established for all new loans based on losses incurred in the portfolio as of the statement date as opposed to estimated losses over the remaining life of the loan.

Annualized net charge-offs to average loans were 5.0% for the three months ended June 30, 2003 compared with 5.5% for the three months ended June 30, 2002 and 5.8% for the three months ended March 31, 2003.

Non-interest Income

Non-interest income increased to $771,000 from $300,000 for the three months ended June 30, 2003 primarily as a result of a $315,000 gain on the sale of investment securities.

Non-interest Expense

Non-interest expense increased $2.1 to $10.1million from $8.0 million for the three months ended June 30, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 417 employees in 62 offices, as of June 30, 2003 from 310 employees in 46 offices, as of June 30, 2002.

Income Taxes

Income taxes increased $805,000 to $2.8 million for the three months ended June 30, 2003 from $2.0 million for the three months ended June 30, 2002. This increase occurred as a result of a $1.9 million increase in income before income taxes between the two periods. The effective tax rate did not change appreciably.

Comparison of Operating Results for the Six Months Ended June 30, 2003 and June 30, 2002

General

For the six months ended June 30, 2003, the Company reported income of $8.0 million or $0.45 per diluted share. This compares with income of $5.7 million or $0.33 per diluted share, for the comparable period a year ago.

The increase in net income was due primarily to a $9.0 million increase in net interest income, which increased to $33.5 million in the first six months of 2003 from $24.5 million during the same period of 2002. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $73.8 million to $222.9 million for the six months ended June 30, 2003 from $149.1 million for the six months ended June 30, 2002, as a result of our planned growth in the auto finance business, while insurance premium finance originations decreased $3.6 million to $54.7 million for the six months ended June 30, 2003 from $58.3 million for the six months ended June 30, 2003

Interest Income

Interest income increased to $44.6 million from $32.9 million for the six months ended June 30, 2002, due primarily to a $489 million increase in average interest earning assets, partially offset by a 2.48% decrease in net interest margin. The largest growth components in average interest earning assets were in investment securities, which increased by $409 million and automobile installment contracts, which increased by $85 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the OTS, while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the six months ended June 30, 2003 compared to the six months end June 30, 2002. The yield on the average balance of short-term investments and investment securities decreased to 2.01% from 3.10% for the six-month periods ending June 30, 2003 and 2002, respectively.

Interest Expense

Interest expense increased to $11.1 million from $8.4 million for the six months ended June 30, 2002 due to a $483 million increase in average interest bearing liabilities, partially offset by a 0.84% decline in average cost of liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $470.3 million from an average balance of $364.4 million during the six months ended June 30, 2002, and repurchase agreements, which increased to $588.8 million from $137.5 million for the six months ended June 30, 2002 The average cost of liabilities decreased to 2.11% for the six months ended June 30, 2003 from 2.95% for the comparable period in 2003 generally as a result of a decrease in market interest rates.

Provision and Allowance for Loan Losses

Provision for loan losses was $2.6 million for the six months ended June 30, 2003 compared to $183,000 for the six months ending June 30, 2002. The provision for loan losses in 2002 reflects only estimated losses associated with the Company’s insurance premium finance business. The provision for 2003 reflects a provision expense of $2.7 million in UACC, partially offset by a $139,000 recovery of expense in IPF. The recovery of expense in IPF reflects a substantial reduction in loan losses in the first half of 2003 and in expected losses. This change in losses resulted from a change in loan mix in IPF from auto insurance premium loans to commercial insurance premium loans, which have lower expected losses.

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

The total allowance for loan losses was $16.9 million at June 30, 2003 compared with $20.5 million at June 30, 2002, representing 4.26% of loans at June 30, 2003 and 6.91% at June 30, 2002. Additionally, unearned discounts on loans totaled $8.5 million at June 30, 2003 compared with zero at June 30, 2002, representing 2.14% of loans at June 30, 2003.

Effective January 1, 2003, an allowance for loan losses is established for all new loans based on losses incurred in the portfolio as of the statement date as opposed to estimated losses over the remaining life of the loan.

Annualized net charge-offs to average loans were 5.38% for the six months ended June 30, 2003 compared with 6.15% for the six months ended June 30, 2002. The allowance for loan losses for 2003 was favorably impacted by the recovery of $520,000 from the State of California for refund of sales taxes on repossessed autos.

Non-interest Income

Non-interest income increased to $2.0 million from $666,000 for the six months ended June 30, 2002 as a result of a $716,000 gain on the sale of all remaining mortgage related assets and a $315,000 gain on the sale of investment securities.

Non-interest Expense

Non-interest expense increased $3.5 million to $19.4 million from $15.9 million for the six months ended June 30, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 417 employees in 62 offices, as of June 30, 2003, from 310 employees in 46 offices, as of June 30, 2002.

Income Taxes

Income taxes increased $1.9 million; to $5.4 million for the six months ended June 30, 2003 from $3.5 million for the six-month period ended June 30, 2002. This increase occurred as a result of a $4.4 million increase in income before income taxes between the two periods. The effective tax rate did not change appreciably.

Comparison of Financial Condition at June 30, 2003 and December 31, 2002

Total assets increased $398.1 million to $1,349.4 million, from $951.3 million at December 31, 2002. This increase occurred primarily as a result of a $64.5 million increase in loans to $395.8 million from $331.3 million at December 31, 2002 and a $312.8 million increase in the securities to $916.1 million, from $603.3 million at December 31, 2002.

Deposits increased $300,000 to $468.8 million from $468.5 million at December 31, 2002. Retail deposits increased $19.7 million to $332.5 million from $312.8 million at December 31, 2002. Brokered deposits decreased $19.4 million to $136.3 million from $155.7 million at December 31, 2002.

Repurchase agreements increased $394.2 million to $778.8 million at June 30, 2003 from $384.6 million at December 31, 2002. The increase was in LIBOR based floating rate borrowings used to fund LIBOR based floating rate securities.

Shareholders’ equity increased to $97.4 million at June 30, 2003 from $89.7 million at December 31, 2002, primarily as a result of net income of $8.0 million during the six months ended June 30, 2002.

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

The Bank’s interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company utilizes a market value model based on the Bank’s quarterly financial information

At March 31, 2003, the most recent date for which the relevant NPV model is available, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was 90 basis points and would result in a $13.5 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -98 basis points and would result in a $14.0 million decrease in the NPV of the Bank.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2003 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$87,696	$(21,246)	-19.5%	7.44%	-151 bp
+200 bp	94,938	(14,005)	-12.9%	7.97%	-98 bp
+100 bp	102,021	(6,921)	-6.4%	8.47%	-48 bp
0 bp	108,942	—	—	8.95%	—
-100 bp	115,697	6,755	6.2%	9.40%	46 bp
-200 bp	122,487	13,544	12.4%	9.85%	90bp
-300 bp	130,660	21,718	19.9%	10.40%	145bp

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

The major source of funds consists of deposits obtained through the Bank’s four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 2003, retail deposits were $332.5 million or 71% of total deposits.

The Bank also uses broker-originated deposits to supplement its retail deposits and, at June 30, 2003, brokered deposits totaled $136.3 million or 29% of total deposits. Brokered deposits are originated through major dealers specializing in such products.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	June 30, 2003		December 31,
			2002		2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$62,557	1.56%	$52,911	1.72%	$47,931	2.31%
Checking accounts	17,403	0.77%	16,854	1.00%	13,795	1.06%
Certificates of deposit
Under $100,000	294,006	3.30%	314,130	3.63%	212,981	4.43%
$100,000 and over	94,841	2.65%	84,563	3.13%	82,643	4.33%

Total	$468,807	2.84%	$468,458	3.23%	$357,350	3.99%

The following table sets forth the time remaining until maturity for all CDs at June 30, 2003, December 31, 2002 and 2001.

	June 30, 2003	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Maturity within one year	$153,570	$185,295	$237,683
Maturity within two years	74,623	58,852	46,170
Maturity within three years	42,687	41,628	7,657
Maturity over three years	117,967	112,918	4,114

Total certificates of deposit	$388,847	$398,693	$295,624

The Bank has made significant progress in extending maturities of its deposits. However, the Bank has a significant amount of deposits maturing in less than one year. The Company believes the Bank’s current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $86.7 million, or 6.43% of total adjusted assets, which is above the required level of $20.2 million, or 1.5%; core capital of $86.7 million, or 6.43% of total adjusted assets, which is above the required level of $40.5 million, or 3.0%; and risk-based capital of $94.2 million, or 16.48% of risk-weighted assets, which is above the required level of $48.2 million, or 8.0%.

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” as of June 30, 2003.

The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into repurchase agreements utilizing its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its’ own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of June 30, 2003, the Bank’s total borrowing capacity under this credit facility was $404.0 million of which $191.5 million was utilized to fund repurchase agreements and $212.5 million was available.

The following table sets forth certain information regarding the Company’s short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

	Six Months ended June 30, 2003	December 31,
		2002	2001
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$130,000	$130,000
Balance at end of period	—	—	130,000
Average balance for period	—	38,974	38,830
Weighted average interest rate on balance at end of period	—%	—%	1.97%
Weighted average interest rate on average balance for period	—%	2.11%	4.04%
Repurchase agreements
Maximum month end balance	$778,834	410,234	$114,776
Balance at end of period	778,834	388,624	114,776
Average balance for period	588,798	260,139	4,503
Weighted average interest rate on balance at end of period	1.11%	1.40%	2.37%
Weighted average interest rate on average balance for period	1.32%	1.79%	3.46%

The Company had no material contractual obligations or commitments for capital expenditures at June 30, 2003.

Lending Activities

Summary of Loan Portfolio. At June 30, 2003, the Company’s net loan portfolio constituted of $370.5 million, or 27.5% of the Company’s total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	June 31, 2003	December 31, 2002	December 31, 2001
Consumer Loans
Automobile installment contracts	$356,655	$298,345	$232,902
Insurance premium finance	14,483	17,922	28,710
Other consumer loans	102	80	98

Total consumer loans	371,240	316,347	261,710

Mortgage Loans
Subprime mortgage loans	—	—	352

Total mortgage loans	—		352

Commercial Loans
Insurance premium finance	25,233	18,400	10,921

Total commercial loans	25,233	18,400	10,921

Total loans	396,473	334,747	272,983
Unearned discounts	(8,462)	—	—
Unearned finance charges	(663)	(3.490)	(18,881)
Allowance for loan losses	(16,854)	(23,179)	(17,460)

Total loans, net	$370,494	308,078	$236,642

Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company’s loan portfolio at June 30, 2003 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
Commercial loans	25,233	—	—	—	25,233
Consumer loans	23,338	123,939	222,896	1,067	371,240

Total	$48,571	$123,939	$222,896	$1,067	$396,473

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

For IPF loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 0.65% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses. The level of allowance for loan losses was reduced from 1.25% of loans at December 31, 2002 to the current 0.65% of loans at March 31, 2003 because of a substantial reduction in loan losses in the first quarter of 2003. This reduction in losses resulted primarily from a change in the loan mix from automobile insurance premium loans to commercial insurance premium loans, which have lower expected losses.

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

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at June 30, 2003, December 31, 2002 and 2001.

Loan Delinquencies	June 30, 2003	% of Total Loans	December 31, 2002	% of Total Loans	December 31, 2001	% of Total Loans
	(Dollars in thousands)
30 to 59 days		$1,780.4%	$1,778	0.5%	$1,368	0.6%
60 to 89 days		717.2%	808	0.3%	776	0.3%
90+ days		451.1%	480	0.1%	942	0.4%

Total		$2,949.7%	$3,066	0.9%	$3,086	1.3%

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

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at June 30, 2003, December 31, 2002 and 2000.

	June 30, 2003	December 31,
		2002	2001
	(Dollars in thousands)
Nonaccrual loans
Single-family residential	$—	$—	$352
Multi-family residential and commercial	—	—	—
Consumer and other loans	113	$172	688

Total	$113	$172	$1,040

Nonaccrual loans as a percentage of total loans	0.05%	0.05%	0.44%
Allowance for loan losses as a percentage of total loans	4.26%	7.00%	7.38%

Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated. See page 15 for description of changes in allowance for loan losses.

	At or For the Six Months Ended June 30, 2003	At or For the Year Ended December 31,
		2002	2001
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$23,179	$17,460	$15,156
Provision for loan losses	2,630	638	615
Provision for loan losses—discontinued operations	—		—
Charge-offs		—
Mortgage loans	—	—	(1,713)
Consumer loans	(10,033)	(18,411)	(9,173)

	(10,033)	(18,411)	(10,886)
Recoveries		—
Mortgage loans	—		140
Consumer loans	1,078	1,079	266

	1,078	(1,079)	406

Net charge-offs	(8,955)	17,332	(10,480)
Acquisition discounts allocated to loss allowance	—	$22,413	12,169

Balance at end of period	$16,854	$23,179	$17,460

Annualized net charge-offs to average loans	5.38%	5.88%	4.94%
Ending allowance to period end loans	4.26%	7.00%	7.38%

Cash Equivalents and Securities Portfolio

The Company’s cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of the Company’s short-term investments and securities portfolios as of the dates indicated.

	June 30, 2003	December 31,
		2002	2001
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$24,768	$3,590	$135,267
U.S. agency securities	67,899	288,193	229,660
U. S. mortgage backed securities	848,155	315,075	35,015
Mutual funds	—	—	20,162

Total	$940,822	$606,858	$420,104

Weighted average yield at end of period
Overnight deposits	1.13%	0.69%	1.23%
U.S. agency securities	1.89%	2.10%	3.35%
U.S. mortgage backed securities	1.61%	2.43%	6.60%
Mutual funds (mortgage backed securities)	—%	—%	3.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	35 months	55 months	85 months
U.S. mortgage backed securities	312 months	286 months	254 months
Mutual funds (mortgage backed securities)	—	—	1 day

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk. ”

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”) and its internal controls and procedures for financial reporting (“Internal Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The effectiveness of the Company’s disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending March 31, 2003, filed as Exhibit 31.1 hereto, and the Chief Financial Officer’s Certification Report on Form 10-Q for the Quarter Ending March 31, 2003, filed as Exhibit 31.2 hereto, (together, “Certifications’).

Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed under the Exchange Act, such as this Quarterly Report is recorded, processed summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to management included the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures which are designed with the objective of permitting the preparation of our financial statements in conformity with GAAP and of providing reasonable assurance that: (1) transactions are properly authorized; (2) assets are safeguarded against unauthorized or improper use; and (3) transactions are properly recorded and reported.

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

At the Annual Meeting of the Company’s shareholders held on June 24, 2003 the shareholders considered the following proposals:

Proposal I. The election of three directors to serve terms of two years

Proposal II. The ratification of the selection of KPMG LLP as the Company’s independent auditors for 2003

Proposal I Messrs. Guillermo Bron, Luis Maizel and Ray Thousand were elected as directors of the Company with terms expiring in 2005. These directors were elected with the following share voting: Guillermo Bron 16,657,331 authority given; 148,423 authority withheld, Luis Maizel 15,800,204 authority given, 5,530 authority withheld; Ray Thousand 15,657,331 authority given, 148,423 authority withheld. Other directors continuing on the Board with terms expiring in 2004, were Messrs. Ron Duncanson and Mitchell Lynn. There is currently a vacancy on the Board of Directors as Mr. Larry Grill resigned from the Board for personal reasons.

Proposal II Ratification of KPMG LLP as the Company’s independent auditors was approved by shareholders with voting at 15,800,854 for, 4,700 against and 200 withheld.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)	List of Exhibits

Exhibit 31.1 Rule 13a-15(e) / 15d-15(e) Certification

Exhibit 31.2 Rule 13a-15(e) / 15d-15(e) Certification

Exhibit 32.1 Section 1350 Certification

Exhibit 32.2 Section 1350 Certification

(b)	Reports on Form 8-K

Form 8-K filed July 25, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: August 6, 2003	By:/s/Guillermo Bron

Guillermo Bron
Chairman and Chief Executive Officer (Principal Executive Officer)

August 6, 2003	By: /s/Garland W. Koch

Garland W. Koch
Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)