Form 10-Q
period 2003-09-30
UNITED PAN AM FINANCIAL CORP
filed 2003-11-12
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2003 was 15,903,868.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

SEPTEMBER 30, 2003

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(In thousands, except share and per share data)	September 30, 2003	December 31, 2002
Assets

Cash and due from banks	$9,266	$9,964
Short term investments	24,690	3,590

Cash and cash equivalents	33,956	13,554
Securities available-for-sale, at fair value	1,047,989	603,268
Loans	427,775	331,257
Less unearned discount	(11,815)	—
Less allowance for loan losses	(21,099)	(23,179)

Loans, net	394,861	308,078
Premises and equipment, net	2,984	2,700
Federal Home Loan Bank stock, at cost	11,456	1,675
Accrued interest receivable	1,846	1,880
Other assets	16,898	20,131

Total assets	$1,509,990	$951,286

Liabilities and Shareholders’ Equity

Deposits	$476,966	$468,458
Repurchase agreements	923,685	384,624
Trust preferred securities	10,000	—
Accrued expenses and other liabilities	1,399	8,545

Total liabilities	1,412,050	861,627

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 15,897,267 at September 30, 2003 and 15,836,725 at December 31, 2002	65,128	64,957
Retained earnings	32,521	23,814
Unrealized gain on securities available-for-sale, net	291	888

Total shareholders’ equity	97,940	89,659

Total liabilities and shareholders’ equity	$1,509,990	$951,286

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Interest Income
Loans	$22,708	$15,080	$59,484	$42,197
Securities	4,009	3,816	11,839	9,598

Total interest income	26,717	18,896	71,323	51,795

Interest Expense
Deposits	3,399	3,503	10,635	9,850
Federal Home Loan Bank advances	—	38	—	823
Repurchase agreements	2,409	1,724	6,266	3,025

Total interest expense	5,808	5,265	16,901	13,698

Net interest income	20,909	13,631	54,422	38,097
Provision for loan losses	9,674	51	12,304	234

Net interest income after provision for loan losses	11,235	13,580	42,118	37,863

Non-interest Income
Net gain on sale of securities	87	210	402	271
Service charges and fees	204	199	651	587
Loan related charges and fees	70	75	231	231
Gain on sale of mortgage residuals	—	—	716	—
Other income	196	35	548	91

Total non-interest income	557	519	2,548	1,180

Non-interest Expense
Compensation and benefits	6,762	5,146	19,250	14,926
Occupancy	1,128	939	3,266	2,709
Other	2,736	2,508	7,527	6,829

Total non-interest expense	10,626	8,593	30,043	24,464

Income before income taxes and cumulative effect of change in accounting principle	1,166	5,506	14,623	14,579
Income taxes	475	2,171	5,916	5,659

Income before cumulative effect of change in accounting principle	691	3,335	8,707	8,920

Cumulative effect of change in accounting principle net of tax	—	—	—	106

Net income	$691	$3,335	$8,707	$9,026

Earnings per share-basic:

Income before cumulative effect of change in accounting principle	$0.04	$0.21	$0.55	$0.57

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net income	$0.04	$0.21	$0.55	$0.58

Weighted average shares outstanding	15,892	15,607	15,879	15,583

Earnings per share-diluted:

Income before cumulative effect of change in accounting principle	$0.04	$0.19	$0.48	$0.50

Cumulative effect of change in accounting principle	$—	$—	$—	$0.01

Net income	$0.04	$0.19	$0.48	$0.51

Weighted average shares outstanding	19,043	17,649	18,254	17,550

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$691	$3,335	$8,707	$9,026
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	(263)	92	(597)	(216)

Comprehensive income	$428	$3,427	$8,110	$8,810

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2003	2002
Cash Flows from Operating Activities
Net income	$8,707	$9,026

Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(402)	(271)
Provision for loan losses	12,304	234
Depreciation and amortization	815	653
FHLB stock dividend	—	(207)
Decrease in accrued interest receivable and other assets	383	6,415
Decrease in deferred tax asset	3,289	426
Increase (decrease) in accrued expenses and other liabilities	(7,146)	(5,912)
Amortization of premiums (discounts) on securities	(100)	2,962

Net cash provided by operating activities	17,850	13,326

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	545,608	203,475
Purchase of investment securities	(1,039,924)	(593,984)
Proceeds from sales of securities	46,162	74,278
Repayments of mortgage loans	—	127
Originations and purchases, net of repayments, of non-mortgage loans	(96,154)	(58,631)
Purchase of premises and equipment	(1,099)	(960)
Proceeds from sale (purchase) of FHLB stock, net	(9,781)	4,891

Net cash used in investing activities	(555,188)	(370,804)

Cash Flows from Financing Activities
Issuance of common stock	171	556
Net (decrease) increase in deposits	8,508	85,267
Issuance of trust preferred stock	10,000
Repayment, net of proceeds, from FHLB advances	—	(130,000)
Proceeds, net of repayments, from repurchase agreements	539,061	271,784

Net cash provided by financing activities	557,740	227,607

Net (decrease) increase in cash and cash equivalents	20,402	(129,871)

Cash and cash equivalents at beginning of period	13,554	140,695

Cash and cash equivalents at end of period	$33,956	$10,824

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2003	2002
Supplemental Disclosures of Cash Flow Information

Cash paid for:
Interest	$17,602	$12,868

Income Taxes	$8,765	$4,173

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2003 and 2002

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

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB and its subsidiaries. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of September 30, 2003 and December 31, 2002. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3.	Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 2003 and 2002:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Earnings per share—basic:
Income before cumulative effect of change in accounting principle	$691	$3,335	$8,707	$8,920
Net Income	$691	$3,335	$8,707	$9,026

Average common shares outstanding	15,892	15,607	15,879	15,583

Per share before cumulative effect of change in accounting principle	$0.04	$0.21	$0.55	$0.57

Earnings per share	$0.04	$0.21	$0.55	$0.58

Earnings per share—diluted:
Income before cumulative effect of change in accounting principle	$691	$3,335	$8,707	$8,920
Net Income	$691	$3,335	$8,707	$9,026

Average common shares outstanding	15,892	15,607	15,879	15,583
Add: Stock options	3,151	2,042	2,375	1,967

Average common shares outstanding—diluted	19,043	17,649	18,254	17,550

Per share before cumulative effect of change in accounting principle	$0.04	$0.19	$0.48	$0.50

Earnings per share	$0.04	$0.19	$0.48	$0.51

4.	Stock-Based Compensation

At September 30, 2003 and 2002, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25; Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2003 and 2002:

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income as reported	$691	$3,335	$8,707	$9,026
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$363	$270	$896	$391

Net Income—pro forma	$328	$3,065	$7,811	$8,635

Net Income per share as reported—basic	$0.04	$0.21	$0.55	$0.58

Net Income per share—pro forma—basic	$0.02	$0.20	$0.49	$0.55

Net Income per share as reported—fully diluted	$0.04	$0.19	$0.48	$0.51

Net Income per share—pro forma—fully diluted	$0.02	$0.17	$0.43	$0.49

5.	Allowance for Loan Losses

United Auto Credit Corp (“UACC”), a subsidiary of the Bank, purchases auto contracts at a discount from face value. Historically, the Bank has accounted for the purchase of auto contracts by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to the allowance for loan losses.

After consultation with the Office of Thrift Supervision (“OTS”), commencing January 1, 2003, the Bank has elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. The Company policy was to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 6 months for loans purchased after January 1, 2003. The Company believed this was an adequate allowance, in light of its historical experience, management’s assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, the OTS recommended the Company change its policy to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. This change in accounting estimate is included in the Company’s $9.7 million charge to earnings in the third quarter of 2003 to increase the allowance for loan losses to the required level.

The total allowance for loan losses was $21.1 million at September 30, 2003 compared with $21.8 million at September 30, 2002, representing 5.07% of loans at September 30, 2003 and 6.88% at September 30, 2002. Additionally, unearned discounts on loans totaled $11.8 million at September 30, 2003 compared with zero at September 30, 2002, representing 2.84% of loans at September 30, 2003.

6.	Trust Preferred Securities

During the three months ended September 30, 2003, the Company issued $10 million of Trust Preferred securities through a subsidiary UPFC Trust1. The Company will pay interest on these funds at a rate equal to 3 month LIBOR plus 3.05%, variable quarterly, currently 4.16%. The final maturity of these securities is 30 years, however, they can be called at par any time after 5 years, at the option of the Company.

7.	Recent Accounting Developments

Consolidation of Variable Interest Entities

In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities an interpretation of ARB No. 51” (“FIN 46”), which requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. Prior to FIN 46, a company included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidated requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidated requirements apply to older entities in the first fiscal year or interim period after September 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The FASB deferred the effective date for applying the provision of FIN 46 for interests held by public entities in variable interest entities or potential variable interest entities created before February 1, 2003 until the end of the first interim or annual period after December 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 did not have a material impact on the Company’s financial statements.

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

These amendments clarify the definition of a derivative, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of Statement 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. Certain DIG issues, once approved, required amendment to Statement 133. These amendments are reflected in FAS 149. Certain other DIG issues have been amended by FAS 149. FAS 149 is effective for derivative transactions and hedging relationships entered into or modified after June 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial statements.

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

Generally, FAS 150 is effective for financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period beginning after September 15, 2003. The Company adopted the provisions of FAS 150 on July 1, 2003. The adoption of FAS 150 did not have a material impact on the Company’s financial statements.

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

	At or For Three Months Ended September 30, 2003
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$18,283	$636	$1,990	$20,909
Provision for loan losses	9,622	52	—	9,674
Non-interest income	111	131	315	557
Non-interest expense	8,859	39	1,728	10,626

Segment profit, pre-tax	$(87)	$676	$577	$1,166

Total assets	$355,096	$44,537	$1,110,357	$1,509,990

	At or For Three Months Ended September 30, 2002
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$10,363	$560	$2,708	$13,631
Provision for loan losses	—	51	—	51
Non-interest income	96	138	285	519
Non-interest expense	6,722	144	1,727	8,593

Segment profit, pre-tax	$3,737	$503	$1,266	$5,506

Total assets	$258,100	$40,508	$621,470	$920,078

	At or For Nine Months Ended September 30, 2003
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$47,549	$1,863	$5,010	$54,422
Provision for loan losses	12,392	(88)	—	12,304
Non-interest income	338	388	1,822	2,548
Non-interest expense	24,820	151	5,072	30,043

Segment profit, pre-tax	$10,675	$2,188	$1,760	$14,623

Total assets	$355,096	$44,537	$1,110,357	$1,509,990

	At or For Nine Months Ended September 30, 2002
(In thousands)	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$28,872	$1,703	$7,522	$38,097
Provision for loan losses	—	234	—	234
Non-interest income	280	409	491	1,180
Non-interest expense	19,038	250	5,176	24,464

Segment profit (loss), pre-tax	$10,114	$1,628	$2,837	$14,579

Total assets	$258,100	$40,508	$621,470	$920,078

During 2002, funds provided to the Company’s auto and insurance premium finance segments were charged utilizing a fixed 7.0% transfer rate. During 2003 the transfer rate was adjusted to 4.6% to reflect the expected cost of borrowings and operations at the banking segment. If the funds had been transferred in 2002 on this same basis, the transfer rate utilized would have been 5.5% and the segment reporting would have been as follows:

	Proforma At or For Three Months Ended September 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$10,541	$598	$2,492	$13,631
Provision for loan losses	—	51	—	51
Non-interest income	96	138	285	519
Non-interest expense	6,722	144	1,727	8,593

Segment profit, pre-tax	$3,915	$541	$1,050	$5,506

Total assets	$258,100	$40,508	$621,470	$920,078

	Proforma At or For Nine Months Ended September 30, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$30,348	$2,050	$5,699	$38,097
Provision for loan losses	—	234	—	234
Non-interest income	280	409	491	1,180
Non-interest expense	19,038	250	5,176	24,464

Segment profit, pre-tax	$11,590	$1,975	$1,014	$14,579

Total assets	$258,100	$40,508	$621,470	$920,078

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company commenced operations in 1994 by purchasing from the Resolution Trust Corporation (RTC) certain assets and assuming certain liabilities of the Bank’s predecessor, Pan American Federal Savings Bank. The Company has used the Bank as a base for expansion into its current specialty finance businesses. In 1995, the Company commenced its insurance premium finance business through an agreement with BPN Corporation (“BPN”) and in 1996, the Company commenced its automobile finance business by establishing UACC as a subsidiary of the Bank.

Automobile Finance

The Company entered the nonprime automobile finance business in February 1996 by establishing UACC. UACC purchases auto contracts primarily from dealers in used automobiles, approximately 75% from independent dealers and 25% from franchisees of automobile manufacturers. UACC’s borrowers are classified as nonprime because they typically have limited credit histories or credit histories that preclude them from obtaining loans through traditional sources. UACC’s business strategy includes controlled growth through a national retail branch network. As UACC provides all marketing, origination, underwriting and servicing activities for its loans, income is generated from a combination of spread and non-interest income and is used to cover all operating costs, including compensation, occupancy and systems expense.

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

The Bank

The Bank is a federally chartered stock savings bank, which was formed in 1994. It is the largest Hispanic-controlled savings association in California with four retail branch offices in the state and $477.0 million in deposits at September 30, 2003. The Bank has been the principal funding source to date for our insurance premium and automobile finance businesses primarily through its retail and wholesale deposits and FHLB advances. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities. In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to other business units of UPFC.

Average Balance Sheets

The following table sets forth information relating to the Company for the three and nine-month periods ended September 30, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended September 30,
	2003			2002
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities	$1,011,821	$4,009	1.57%	$582,279	$3,816	2.60%
Mortgage loans, net(2)	—	—	—	151	—	—
IPF loans, net(3)	42,332	1,163	10.90%	40,433	1,345	13.20%
Automobile installment Contracts, net(4)	343,577	21,545	24.88%	244,562	13,735	22.28%

Total interest earning assets	1,397,730	26,717	7.58%	867,425	18,896	8.64%

Non-interest earning assets	42,678			35,884

Total assets	$1,440,408			$903,309

Liabilities and Equity
Interest bearing liabilities
Deposits	$473,195	$3,399	2.85%	$428,869	$3,503	3.24%
FHLB advances	—	—	—%	6,889	38	2.19%
Repurchase Agreements	855,523	2,409	1.12%	375,976	1,724	1.82%

Total interest bearing liabilities	1,328,718	5,808	1.73%	811,734	5,265	2.57%

Non-interest bearing liabilities	12,947			8,791

Total liabilities	1,341,665			820,525
Equity	98,743			82,784

Total liabilities and equity	$1,440,408			$903,309

Net interest income before provision for loan losses		$20,909			$13,631

Net interest rate spread(5)			5.85%			6.07%
Net interest margin(6)			5.93%			6.23%
Ratio of interest earning assets to interest bearing liabilities			105%			107%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans. Yield includes accrued discount.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2003			2002
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities	$860,313	$11,839	1.84%	$444,517	$9,598	2.89%
Mortgage loans, net(2)	—	—	—%	149	3	2.33%
IPF loans, net(3)	37,936	3,254	11.47%	40,306	4,110	13.63%
Automobile installment contracts, net(4)	314,513	56,230	23.90%	224,888	38,084	22.64%

Total interest earning assets	1,212,762	71,323	7.86%	709,860	51,795	9.76%

Non-interest earning assets	40,586			35,910

Total assets	$1,253,348			$745,770

Liabilities and Equity
Interest bearing liabilities
Deposits	$471,249	$10,635	3.02%	$385,920	$9,850	3.41%
FHLB advances	—	—	—%	52,929	823	2.12%
Repurchase agreements	677,707	6,266	1.24%	216,969	3,025	1.86%

Total interest bearing liabilities	1,148,956	16,901	1.97%	654,818	13,698	2.80%

Non-interest bearing liabilities	9,215			11,309

Total liabilities	1,158,171			666,127
Equity	95,177			79,643

Total liabilities and equity	$1,253,348			$745,770

Net interest income before provision for loan losses		$54,422			$38,097

Net interest rate spread(5)			5.89%			6.96%
Net interest margin(6)			6.00%			7.18%
Ratio of interest earning assets to interest bearing liabilities			106%			108%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for loan losses; includes non-performing loans.
(4)	Net of unearned finance charges unearned discounts and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2003 and September 30, 2002

General

For the three months ended September 30, 2003, the Company reported income of $691,000 or $0.04 per diluted share; a decrease of $2.64 million from $3.34 million or $.19 per diluted share for the three months ended September 30, 2002.

The decrease in net income was due primarily to a $9.6 million increase in the provision for loan losses and a $2.0 million increase in non-interest expense, partially offset by a $7.3 million increase in net interest margin. For further information see”Provision for Loan Losses on Page 15.

Auto contracts purchased, including unearned finance charges, increased $30.4 million to $114.1 million from $83.7 million for the three months ended September 30, 2002, as a result of our planned growth in the auto finance business. Insurance premium finance originations increased $6.3 million to $32.0 million from $25.7 million for the three months ended September 30, 2002.

Interest Income

Interest income increased to $26.7 million from $18.9 million for the three months ended September 30, 2002, due primarily to a $530.3 million increase in average interest earning assets, partially offset by a 1.06% decrease in yield on earning assets. The largest growth components in average interest earning assets were in investment securities, which increased by $429.5 million and automobile installment contracts, which increased by $99.0 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision (“OTS”) while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The yield on the average balance of short-term investments and investment securities decreased to 1.57% from 2.60% for the 3-month periods ending September 30, 2003 and 2002, respectively.

Interest Expense

Interest expense increased to $5.8 million for the three months ended September 30, 2003 from $5.3 million for the three months ended September 30, 2002, due to a $517.0 million increase in average interest bearing liabilities, partially offset by a general decline in market interest rates. The largest components of average interest bearing liabilities were deposits of $473.2 million and repurchase agreements of $855.5 million. Average repurchase agreements increased to $855.5 million from $376.0 million for the three months ended of September 30, 2002 as a result of a corresponding increase in investment securities. The average cost of liabilities decreased to 1.73% for the three months ended September 30, 2002 from 2.57% for the comparable period in 2002, generally as a result of a decrease in market interest rates and an increased concentration of lower cost repurchase agreements.

Provision for Loan Losses

The provision for loan losses was $9.7 million for the three months ended September 30, 2003 compared to $51,000 for the three months ended September 30, 2002. The provision for loan losses in 2002 reflects only estimated losses associated with the Company’s insurance premium finance business. The provision for 2003 reflects a provision expense of $9.6 million in UACC and a provision expense of $52,000 in IPF.

UACC purchases auto contracts at a discount from face value. Historically, the Bank has accounted for the purchase of auto contracts, purchased through its subsidiary UACC, by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to the allowance for loan losses.

After consultation with the OTS, commencing January 1, 2003, the Bank elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income is being accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is being established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. The Company determined to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 6 months for loans purchased after January 1, 2003. The Company believed this policy resulted in an adequate allowance, in light of its historical experience, management’s assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, the OTS recommended the Company change its policy to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. This change in accounting estimate is included in the Company’s $9.7 million charge to earnings in the third quarter of 2003 to increase the allowance for loan losses to the required level.

The total allowance for loan losses was $21.1 million at September 30, 2003 compared with $21.8 million at September 30, 2002, representing 5.07% of loans at September 30, 2003 and 6.88% at September 30, 2002. Additionally, unearned discounts on loans totaled $11.8 million at September 30, 2003 compared with zero at September 30, 2002, representing 2.84% of loans at September 30, 2003.

Annualized net charge-offs to average loans were 5.58% for the three months ended September 30, 2003 compared with 5.9% for the three months ended September 30, 2002.

Non-interest Income

Non-interest income increased to $557,000 from $519,000 for the three months ended September 30, 2003.

Non-interest Expense

Non-interest expense increased $2.0 million to $10.6 million from $8.6 million for the three months ended September 30, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 440 employees in 65 offices, as of September 30, 2003 from 334 employees in 51 offices, as of September 30, 2002.

Income Taxes

Income taxes decreased $1.7 million to $475,000 for the three months ended September 30, 2003 from $2.2 million for the three months ended September 30, 2002. This increase occurred as a result of a $4.3 million decrease in income before income taxes between the two periods. The effective tax rate was 40.7% for the three months ended September 30, 2003 and 39.4% for the three months ended September 30, 2003. This increase was primarily a result of an increase in state taxes.

Comparison of Operating Results for the Nine Months Ended September 30, 2003 and September 30, 2002

General

For the nine months ended September 30, 2003, the Company reported income of $8.7 million or $0.48 per diluted share. This compares with income of $9.0 million or $0.51 per diluted share, for the comparable period a year ago.

The decrease in net income was due primarily to a $12.1 million increase in provision for loan losses and a $5.6 million increase in non-interest expense, partially offset by a $16.3 million increase in net interest income for the first nine months of 2003, compared with the first nine months of 2002.

Auto contracts purchased, including unearned finance charges, increased $104.3 million to $337.0 million for the nine months ended September 30, 2003 from $232.7 million for the nine months ended September 30, 2002, as a result of our planned growth in the auto finance business, while insurance premium finance originations increased $2.8 million to $86.8 million for the nine months ended September 30, 2003 from $84.0 million for the nine months ended September 30, 2003

Interest Income

Interest income increased to $71.3 million from $51.8 million for the nine months ended September 30, 2002, due primarily to a $503.0 million increase in average interest earning assets, partially offset by a 1.9% decrease in yield on earning assets. The largest growth components in average interest earning assets were in investment securities, which increased by $415.8 million and automobile installment contracts, which increased by $89.6 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the OTS, while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The decline in net interest margin was due primarily to an increased concentration of lower yielding securities in the nine months ended September 30, 2003 compared to the nine months end September 30, 2002. The yield on the average balance of short-term investments and investment securities decreased to 1.84% from 2.89% for the nine-month periods ending September 30, 2003 and 2002, respectively.

Interest Expense

Interest expense increased to $16.9 million from $13.7 million for the nine months ended September 30, 2002 due to a $494.1 million increase in average interest bearing liabilities, partially offset by a 0.83% decline in average cost of liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $471.2 million from an average balance of $385.9 million during the nine months ended September 30, 2002, and repurchase agreements, which increased to $677.7 million from $217.0 million for the nine months ended September 30, 2002 The average cost of liabilities decreased to 1.97% for the nine months ended September 30, 2003 from 2.80% for the comparable period in 2003 generally as a result of a decrease in market interest rates.

Provision and Allowance for Loan Losses

The provision for loan losses was $12.3 million for the nine months ended September 30, 2003 compared to $234,000 for the nine months ending September 30, 2002. The provision for loan losses in 2002 reflects only estimated losses associated with the Company’s insurance premium finance business. The provision for 2003 reflects a provision expense of $12.4 million in UACC, partially offset by an $88,000 recovery of expense in IPF. The recovery of expense in IPF reflects a substantial reduction in loan losses in the first half of 2003 and in probable incurred losses. This change in losses resulted from a change in loan mix in IPF from auto insurance premium loans to commercial insurance premium loans, which have lower expected losses.

UACC purchases auto contracts at a discount from face value. Historically, the Bank has accounted for the purchase of auto contracts, purchased through its subsidiary UACC, by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to the allowance for loan losses.

After consultation with the OTS, commencing January 1, 2003, the Bank elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income is being accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is being established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. The Company determined to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 6 months for loans purchased after January 1, 2003. The Company believed policy resulted in an adequate allowance, in light of its historical experience, management’s assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, the OTS recommended the Company change its policy to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. This change in accounting estimate is included in the Company’s $12.3 million charge to earnings for the nine-months ended September 30, 2003 to increase the allowance for loan losses to the required level.

The total allowance for loan losses was $21.1 million at September 30, 2003 compared with $21.8 million at September 30, 2002, representing 5.07% of loans at September 30, 2003 and 6.88% at September 30, 2002. Additionally, unearned discounts on loans totaled $11.8 million at September 30, 2003 compared with zero at September 30, 2002, representing 2.84% of loans at September 30, 2003.

Annualized net charge-offs to average loans were 5.46% for the nine months ended September 30, 2003 compared with 5.45% for the nine months ended September 30, 2002. The allowance for loan losses for 2003 was favorably impacted by the recovery of $537,000 from the State of California for refund of sales taxes on repossessed autos.

Non-interest Income

Non-interest income increased to $2.5 million from $1.2 million for the nine months ended September 30, 2002 as a result of a $716,000 gain on the sale of all remaining mortgage related assets and a $402,000 gain on the sale of investment securities.

Non-interest Expense

Non-interest expense increased $5.5 million to $30.0 million from $24.5 million for the nine months ended September 30, 2002. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 440 employees in 65 offices, as of September 30, 2003, from 334 employees in 51 offices, as of September 30, 2002.

Income Taxes

Income taxes increased $200,000; to $5.9 million for the nine months ended September 30, 2003 from $5.7 million for the nine months ended September 30, 2002.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets increased $558.7 million to $1,510.0 million, from $951.3 million at December 31, 2002. This increase occurred primarily as a result of a $96.5 million increase in loans to $427.8 million from $331.3 million at December 31, 2002 and a $444.7 million increase in the securities to $1,048.0 million, from $603.3 million at December 31, 2002.

Deposits increased $8.5 million to $477.0 million from $468.5 million at December 31, 2002. Retail deposits increased $28.0 million to $340.8 million from $312.8 million at December 31, 2002. Brokered deposits decreased $19.5 million to $136.2 million from $155.7 million at December 31, 2002.

During the 3 months ended September 30, 2003, the Company sold the deposits of one of the Retail bank branches. The deposits sold are approximately $35 million and the transaction is expected to close in January 2004.

Repurchase agreements increased $539.1 million to $923.7 million at September 30, 2003 from $384.6 million at December 31, 2002. The increase was in LIBOR based floating rate borrowings used to fund LIBOR based floating rate securities.

During the three months ended September 30, 2003, the Company issued $10 million of Trust Preferred securities through a subsidiary UPFC Trust1. The Company will pay interest on these funds at a rate equal to 3 month LIBOR plus 3.05%, variable quarterly, currently 4.16%. The final maturity of these securities is 30 years, however, they can be called at par any time after 5 years, at the option of the Company.

Shareholders’ equity increased to $97.9 million at September 30, 2003 from $89.7 million at December 31, 2002, primarily as a result of net income of $8.7 million during the nine months ended September 30, 2002.

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

The Bank’s interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in the Bank’s net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The Company utilizes a market value model based on the Bank’s quarterly financial information.

At June 30, 2003, the most recent date for which the relevant NPV model is available, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was 89 basis points and would result in a $14 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -90 basis points and would result in a $14 million decrease in the NPV of the Bank.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2003 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$112,310	$(21,127)	-15.83%	8.26%	-136 bp
+200 bp	119,364	(14,073)	-10.55%	8.72%	-90 bp
+100 bp	126,407	(7,031)	-5.27%	9.18%	-45 bp
0 bp	133,438	—	—	9.62%	—
-100 bp	140,457	7,020	5.26%	10.06%	44 bp
-200 bp	147,690	14,252	10.68%	10.51%	89 bp
-300 bp	152,619	19,181	14.37%	10.81%	119 bp

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

The major source of funds consists of deposits obtained through the Bank’s four retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At September 30, 2003 retail deposits were $340.7 million or 71.4% of total deposits.

The Bank also uses broker-originated deposits to supplement its retail deposits and, at September 30, 2003, brokered deposits totaled $136.2 million or 28.6% of total deposits. Brokered deposits are originated through major dealers specializing in such products.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	September 30, 2003		December 31,
			2002		2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$70,061	1.54%	$52,911	1.72%	$47,931	2.31%
Checking accounts	20,652	0.77%	16,854	1.00%	13,795	1.06%
Certificates of deposit
Under $100,000	291,090	3.24%	314,130	3.63%	212,981	4.43%
$100,000 and over	95,163	2.57%	84,563	3.13%	82,643	4.33%

Total	$476,966	2.75%	$468,458	3.23%	$357,350	3.99%

The following table sets forth the time remaining until maturity for all CDs at September 30, 2003, December 31, 2002 and 2001.

	September 30, 2003	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Maturity within one year	$170,967	$185,295	$237,683
Maturity within two years	78,936	58,852	46,170
Maturity within three years	43,958	41,628	7,657
Maturity over three years	92,392	112,918	4,114

Total certificates of deposit	$386,253	$398,693	$295,624

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

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $97.5 million, or 6.46% of total adjusted assets, which is above the required level of $22.6 million, or 1.5%; core capital of $97.5 million, or 6.46% of total adjusted assets, which is above the required level of $45.3 million, or 3.0%; and risk-based capital of $102.2 million, or 18.82% of risk-weighted assets, which is above the required level of $43.4 million, or 8.0%.

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” as of September 30, 2003.

The Company has other sources of liquidity, including FHLB advances, repurchase agreements and its liquidity and securities portfolio. Through the Bank, the Company can obtain advances from the FHLB, collateralized by its securities and enter into repurchase agreements utilizing its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of September 30, 2003, the Bank’s total borrowing capacity under this credit facility was $453.0 million of which $231.5 million was utilized to fund repurchase agreements and $221.5 million was available.

The following table sets forth certain information regarding the Company’s short-term borrowed funds (consisting of FHLB advances and reverse repurchase agreements) at or for the periods ended on the dates indicated.

	Nine Months ended September 30, 2003	December 31,
		2001	2002
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$130,000	$130,000
Balance at end of period	—	—	130,000
Average balance for period	—	38,974	38,830
Weighted average interest rate on balance at end of period	—%	—%	1.97%
Weighted average interest rate on average balance for period	—%	2.11%	4.04%
Repurchase agreements
Maximum month end balance	$923,685	410,234	$114,776
Balance at end of period	923,685	388,624	114,776
Average balance for period	677,707	260,139	4,503
Weighted average interest rate on balance at end of period	1.12%	1.40%	2.37%
Weighted average interest rate on average balance for period	1.24%	1.79%	3.46%

The Company had no material contractual obligations or commitments for capital expenditures at September 30, 2003.

Lending Activities

Summary of Loan Portfolio. At September 30, 2003, the Company’s net loan portfolio constituted of $394.9 million, or 26% of the Company’s total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	September 31, 2003	December 31, 2002	December 31, 2001
Consumer Loans
Automobile installment contracts	$383,185	$298,345	$232,902
Insurance premium finance	15,670	17,922	28,710
Other consumer loans	53	80	98

Total consumer loans	398,908	316,347	261,710

Mortgage Loans
Subprime mortgage loans	—	—	352

Total mortgage loans	—		352

Commercial Loans
Insurance premium finance	28,867	18,400	10,921

Total commercial loans	28,867	18,400	10,921

Total loans	427,775	334,747	272,983
Unearned discounts	(11,815)	—	—
Unearned finance charges	—	(3.490)	(18,881)
Allowance for loan losses	(21,099)	(23,179)	(17,460)

Total loans, net	$394,861	$308,078	$236,642

Loan Maturities. The following table sets forth the dollar amount of loans maturing in the Company’s loan portfolio at September 30, 2003 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

(Dollars in thousands)	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
Commercial loans	28,867	—	—	—	28,867
Consumer loans	25,058	130,004	242,426	1,420	398,908

Total	$53,925	$130,004	$242,426	$1,420	$427,775

Classified Assets and Allowance for Loan Losses

The Company’s policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on its loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. Historically, the Bank has accounted for the purchase of auto contracts, purchased through its subsidiary UACC, by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to the allowance for loan losses.

After consultation with the OTS, commencing January 1, 2003, the Bank elected to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income is being accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is being established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. The Company determined to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 6 months for loans purchased after January 1, 2003. The Company believed this policy resulted in an adequate allowance, in light of its historical experience, management’s assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, the OTS recommended the Company change its policy to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 12 months. This change in accounting estimate is included in the Company’s $9.7 million charge to earnings in the third quarter of 2003 to increase the allowance for loan losses to the required level.

The total allowance for loan losses was $21.1 million at September 30, 2003 compared with $21.8 million at September 30, 2002, representing 5.07% of loans at September 30, 2003 and 6.88% at September 30, 2002. Additionally, unearned discounts on loans totaled $11.8 million at September 30, 2003 compared with zero at September 30, 2002, representing 2.84% of loans at September 30, 2003.

For IPF loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 0.65% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses. The level of allowance for loan losses was reduced from 1.25% of loans at December 31, 2002 to the current 0.65% of loans at September 30, 2003 because of a substantial reduction in loan losses in the first quarter of 2003. This reduction in losses resulted primarily from a change in the loan mix from automobile insurance premium loans to commercial insurance premium loans, which have lower expected losses.

Periodically, management reviews the level of allowance for loan losses to determine adequacy. The determination of the adequacy of the allowance for loan losses is based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors.

The Company’s management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to increase the allowance based upon their judgment of the information available to them at the time of their examination. The Bank’s most recent examination by its regulatory agencies was completed in July 2003 and the adjustment to the Bank’s allowance for loan losses previously discussed was required.

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at September 30, 2003, December 31, 2002 and 2001.

Loan Delinquencies	September 30, 2003	% of Total Loans	December 31, 2002	% of Total Loans	December 31, 2001	% of Total Loans
	(Dollars in thousands)
30 to 59 days		$2,079.5%	$1,778	0.5%	$1,368	0.6%
60 to 89 days		937.3%	808	0.3%	776	0.3%
90+ days		511.1%	480	0.1%	942	0.4%

Total		$3,527.9%	$3,066	0.9%	$3,086	1.3%

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

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at September 30, 2003, December 31, 2002 and 2000.

	September 30, 2003	December 31,
		2002	2001
	(Dollars in thousands)
Nonaccrual loans
Single-family residential	$—	$—	$352
Multi-family residential and commercial	—	—	—
Consumer and other loans	128	172	688

	$128	$172	$688

Nonaccrual loans as a percentage of total loans	0.03%	0.05%	0.44%
Allowance for loan losses as a percentage of total loans	5.07%	7.00%	7.38%

Allowance for Loan Losses. The following is a summary of the changes in the consolidated allowance for loan losses of the Company for the period indicated. See page 8 for description of changes in allowance for loan losses.

	At or For the Nine Months Ended September 30, 2003	At or For the Year Ended December 31,
		2002	2001
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$23,179	$17,460	$15,156
Provision for loan losses	12,304	638	615
Charge-offs
Mortgage loans	—	—	(1,713)
Consumer loans	(15,950)	(18,411)	(9,173)

	(15,950)	(18,411)	(10,886)
Recoveries
Mortgage loans	—	—	140
Consumer loans	1,566	1,079	266

	1,566	1,079	406

Net charge-offs	(14,384)	(17,332)	(10,480)
Acquisition discounts allocated to loss allowance	—	22,413	12,169

Balance at end of period	$21,099	$23,179	$17,460

Annualized net charge-offs to average loans	5.46%	5.88%	4.94%
Ending allowance to period end loans	5.07%	7.00%	7.38%

Cash Equivalents and Securities Portfolio

The Company’s cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of the Company’s short-term investments and securities portfolios as of the dates indicated.

	September 30, 2003	December 31,
		2002	2001
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$24,690	$3,590	$135,267
U.S. agency securities	94,686	288,193	229,660
U.S. mortgage backed securities	953,303	315,075	35,015
Mutual funds	—	—	20,162

Total	$1,072,679	$606,858	$420,104

Weighted average yield at end of period
Overnight deposits	0.99%	0.69%	1.23%
U.S. agency securities	1.80%	2.10%	3.35%
U.S. mortgage backed securities	1.65%	2.43%	6.60%
Mutual funds (mortgage backed securities)	—%	—%	3.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	55 months	55 months	85 months
U.S. mortgage backed securities	321 months	286 months	254 months
Mutual funds (mortgage backed securities)	—	—	1 day

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk. ”

Item 4.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Quarterly Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (“Disclosure Controls”). This evaluation (the “Controls Evaluation”) was done under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). The effectiveness of the Company’s disclosure controls and procedures, as determined by this evaluation, is disclosed in the Chief Executive Officer’s Certification of Report on Form 10-Q for the Quarter Ending September 30, 2003, filed as Exhibit 31.1 hereto, and the Chief Financial Officer’s Certification Report on Form 10-Q for the Quarter Ending September 30, 2003, filed as Exhibit 31.2 hereto, (together, “Certifications’).

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

The Company’s management, including the CEO and CFO, does not expect that the Company’s Disclosure Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

The overall goal of the evaluation activities is to monitor the Company’s Disclosure Controls and to make modifications as necessary. The Company’s intent in this regard is that the Disclosure Controls will be maintained as dynamic systems that change (including with improvements and corrections) as conditions warrant.

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

In accord with SEC requirements, and as disclosed in the Certifications, during the quarter ended September 30, 2003, there have been no significant changes in internal controls over financial reporting or in other factors that has materially affected or is reasonably likely to materially affect, such controls.

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)	List of Exhibits

Exhibit 3.1 Articles of Incorporation of United PanAm Financial Corp., as amended

Exhibit 4.1 Indenture dated July 31, 2003 for Trust Preferred Securities

Exhibit 4.2 Guarantee Agreement dated July 31, 2003 for Trust Preferred Securities

Exhibit 4.3 Amended and Restated Declaration of Trust dated July 31, 2003

Exhibit 10.113 Addendum to the Employment Agreement between Pan American Bank, FSB and John J. Warren

Exhibit 31.1 Rule 13a-14(a) / 15d-14(a) Certification

Exhibit 31.2 Rule 13a-14(a) / 15d-14(a) Certification

Exhibit 32.1 Section 1350 Certification

Exhibit 32.2 Section 1350 Certification

(b)	Reports on Form 8-K

Form 8-K filed September 18, 2003

Form 8-K filed October 22, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: November 12, 2003	/s/ Guillermo Bron
Guillermo Bron Chairman and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2003	/s/ Garland W. Koch
Garland W. Koch Sr. Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)