Form 10-K
period 2003-12-31
UNITED PAN AM FINANCIAL CORP
filed 2004-03-30
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $59,000,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on June 30, 2003. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2004 was 16,123,144 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders to be held June 22, 2004 are incorporated by reference in PART III hereof. Such Proxy Statement will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003.

UNITED PANAM FINANCIAL CORP.

2003 ANNUAL REPORT ON FORM 10-K

PART I

Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our banking business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Item 1. Business—Factors That May Affect Future Results of Operations.”

Item 1.    Business

General

We are a specialty finance company engaged primarily in non-prime automobile finance and insurance premium finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. We fund our finance businesses mainly with retail and wholesale bank deposits held by our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank.

Our automobile finance business is conducted through United Auto Credit Corporation, or UACC, a wholly-owned subsidiary of the Bank. UACC purchases and holds for investment nonprime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consists primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits. We intend to pursue strategic financing and other available alternatives, which will enable us to conduct our non-prime automobile lending business outside a federal thrift charter. In the meantime, we will continue with our planned expansion of our automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank.

Our insurance premium finance business is conducted through a joint venture agreement with BPN Corporation, or BPN. Under this agreement, the Bank finances automobile and small business insurance premiums. BPN markets this financing primarily to independent insurance agents in California.

We are a holding company for PAFI, Inc (or PAFI) and the Bank. PAFI is our wholly owned subsidiary and the Bank is a wholly owned subsidiary of PAFI. The Office of Thrift Supervision, or OTS, which regulates us, PAFI and the Bank, currently categorizes the Bank as being minority-owned.

Automobile Finance

Business Overview

We entered the nonprime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank. UACC purchases automobile contracts primarily from dealers in used automobiles.

UACC’s business strategy includes controlled expansion through a national retail branch network and branches are generally located proximate to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our Regional Managers and Divisional Vice Presidents. We believe UACC’s branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

At December 31, 2003, UACC had a total of 70 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, twelve in 2001, fourteen in 2002 and sixteen in 2003. UACC maintains nine branch offices located in California, seven branch offices located in Florida, six branch offices located in Texas, four branch offices located in each state of Arizona, Illinois and New York, three branch offices located in each state of Georgia, Massachusetts, North Carolina, Ohio and Virginia, two branch offices located in each state of Colorado, Indiana, Maryland, Oregon, Tennessee and Washington, and one branch office each in the states of Alabama, Kansas, Kentucky, Michigan, Missouri, Nevada, New Jersey, Pennsylvania and Utah. At December 31, 2003, UACC’s portfolio was composed of over 57,916 automobile contracts in the aggregate gross amount of $405 million.

Non-prime Automobile Finance Industry

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

Historically, traditional lenders have not serviced the nonprime market or have done so only through programs that were not consistently available. Independent companies specializing in nonprime automobile financing and subsidiaries of larger financial services companies currently compete in this segment of the automobile finance market, but we believe it remains highly fragmented, with no company having a significant share of the market.

Operating Summary for Automobile Finance Business

The following table presents a summary of UACC’s key operating and statistical results for the years ended December 31, 2003, 2002 and 2001.

	At or for the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except for averages)
Operating Data
Gross contracts purchased	$442,229	$314,644	$233,368
Net contracts outstanding	405,085	298,345	232,902
Unearned finance charges	5,385	3,490	18,881
Net contracts outstanding after unearned finance charges	399,700	294,855	214,021
Average purchase discount	6.81%	7.06%	7.89%
Unearned discount (% of net contracts)(1)	3.60%	—	—
Annual average percentage rate to customers	22.57%	22.25%	21.82%
Average yield on auto contracts, net	24.54%	22.45%	23.17%
Allowance for loan losses	$20,113	$22,713	$16,756

Loan Quality Data
Allowance for loan losses (% of net contracts)(1)	5.14%	7.70%	7.83%
Delinquencies (% of net contracts)
31-60 days	0.49%	0.44%	0.47%
61-90 days	0.17%	0.20%	0.22%
90+ days	0.10%	0.09%	0.11%
Net charge-offs (% of average net contracts)	5.67%	6.20%	5.23%
Repossessions (net) (% of net contracts)	0.65%	0.88%	0.82%

Portfolio Data
Used vehicles	99.0%	99.0%	99.0%
Average vehicle age at time of contract (years)	4.7	5.1	5.5
Average original contract term (months)	48.8	47.7	45.7
Average gross amount financed as a percentage of WSB(2)	114%	115%	115%
Average net amount financed as a percentage of WSB(3)	107%	107%	107%
Average net amount financed per contract	$8,786	$8,748	$8,530
Average down payment	16%	16%	17%
Average monthly payment	$280	$281	$278

Other Data
Number of branches	70	54	40

(1)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “—Recent Changes in Accounting Estimates.”
(2)	WSB represents Kelly Wholesale Blue Book for used vehicles or National Automobile Dealers Association trade-in value or Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.

Products and Pricing

UACC’s business is focused on transactions which involve a used automobile with an average age of four to six years and an average original contract term of 45 to 50 months.

The target profile of a UACC borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt to total income of 33% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applies for and enters into a contract with the dealer. UACC purchases the automobile contract from the dealer at a discount from face value, which increases the effective yield on such automobile contract.

Sales and Marketing

UACC markets its financing program to both independent and franchised dealers of used automobiles. UACC’s marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up. UACC uses facsimile software programs to send marketing materials to established dealers and potential dealers on a twice-weekly basis in each branch market. UACC’s experienced local staff seeks to establish strong relationships with dealers in their vicinity.

UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC’s programs, train dealer’s personnel in UACC’s program requirements and assist dealers in identifying consumers who qualify for UACC’s programs. In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on the basis of a salary with a bonus of up to 20% of base salary that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory audit results. The bonus calculation stresses loan quality with 83% based on credit quality, audit performance, profitability and qualitative merits, with only 17% based on contract purchase volume. When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet is completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer’s representations and warranties. Branch management periodically monitors each dealer’s overall performance and inventory to ensure a satisfactory quality level, and Regional Managers regularly conduct audits of the overall branch performance as well as individual dealer performance.

In 2003, 15.79% of UACC’s automobile contracts were written by its California branches, compared to 20% in 2002, 29% in 2001 and 41% in 2000. In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 2003, no dealer accounted for more than 0.57% of UACC’s portfolio and the ten dealers from which UACC purchased the most automobile accounted for approximately 4.07% of its aggregate portfolio.

Underwriting Standards and Purchase of Automobile Contracts

Underwriting Standards and Purchase Criteria

Dealers submit credit applications directly to UACC’s branches. UACC uses credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information. Only credit bureau reports that have been obtained directly by UACC from the credit bureaus are acceptable.

UACC’s credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager has credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager’s approval limit must be approved by one of UACC’s Regional Managers, or Divisional Vice Presidents, or by certain members of our senior management at our corporate offices.

Verification

Upon approving or conditioning any application, all required stipulations are presented to the dealer and must be satisfied before funding.

All dealers are required to provide UACC with written evidence of insurance in force on a vehicle being financed when submitting the automobile contract for purchase. Prior to funding an automobile contract, the branch must verify by telephone with the insurance agent the customer’s insurance coverage with UACC as loss payee. If UACC receives notice of insurance cancellation or non-renewal, the branch will notify the customer of his or her contractual obligation to maintain insurance coverage at all times on the vehicle. However, UACC will not “force place” insurance on an account if insurance lapses and, accordingly, UACC bears the risk of an uninsured loss in these circumstances.

Post-Funding Quality Reviews

UACC’s Regional Managers complete quality control reviews of newly originated automobile contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of automobile contract documentation. Additionally, the Regional Managers complete quarterly branch audits that focus on compliance with UACC’s policies and procedures and the overall quality of branch operations and credit decisions.

Internal Audit Process

Each branch is audited quarterly by the respective Regional Manager, with review by a Divisional Vice President and certain members of our senior management at our corporate offices. Additionally, a sample of branches are audited each year by PriceWaterhouseCoopers, LLP for review of compliance with established policies and procedures.

Servicing and Collection

UACC services at the branch level all of the automobile contracts it purchases.

Billing Process

UACC sends each borrower a coupon book. All payments are directed to the customer’s respective UACC branch. UACC also accepts payments delivered to the branch by a customer in person.

Collection Process

UACC’s collection policy calls for the following sequence of actions to be taken with regard to all problem loans: call the borrower at one day past due; immediate follow-up on all broken promises to pay; branch management review of all accounts at ten days past due; and Regional Manager or Divisional Vice President review of all accounts at 45 days past due.

UACC will consider extensions or modifications in working a collection problem. All extensions and modifications require the approval of branch management and are monitored by the Regional Manager and Divisional Vice President.

Repossessions

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

Allowance for Loan Losses

UACC’s policy is to charge-off accounts delinquent in excess of 120 days or place them on nonaccrual. The remaining balance of accounts where the collateral has been repossessed is charged-off by the end of the month in which the collateral is repossessed. When a loan is placed on nonaccrual, all previously accrued but unpaid interest on such accounts is reversed. Accounts are not returned to accrual status until they are brought current.

Historically, allowances for expected losses over the life of the automobile contract were established when each contract was purchased from the dealer. The allowance was provided from the dealer discount that was taken on each transaction and an adjustment to yield of the automobile contract. Loss allowance analyses are performed regularly to determine the adequacy of current allowance levels. At December 31, 2002, we allocated 11.5% of the net automobile contract amount of loan purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represented an estimate of expected losses for these loans. If actual experience exceeded estimates, an additional provision for losses was established as a charge against earnings. Management periodically reviewed the percentage of net automobile contracts allocated to the allowance for loan losses.

Commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses record in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

The following table reflects UACC’s cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased from October 1998 through June 2003. Contract pools subsequent to June 2003 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Oct. 1998 – Mar. 1999	Apr. 1999 – Sept. 1999	Oct. 1999 – Mar. 2000	Apr. 2000 – Sept. 2000	Oct. 2000 – Mar. 2001	Apr. 2001 – Sept. 2001	Oct. 2001 – Mar. 2002	Apr. 2002 – Sept. 2002	Oct. 2002 – Dec. 2002	Jan. 2003 – Jun. 2003
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.1%	0.1%	0.1%	0.0%	0.1%	0.1%	0.0%	0.1%	0.0%
7	0.3%	0.5%	0.4%	0.5%	0.4%	0.5%	0.5%	0.5%	1.0%	0.4%
10	0.9%	1.4%	1.3%	1.5%	1.4%	1.8%	1.5%	1.6%	2.3%	1.2%
13	1.8%	2.3%	2.4%	2.4%	2.9%	3.2%	3.0%	2.8%	3.6%
16	2.9%	3.4%	3.3%	3.5%	4.6%	4.6%	4.7%	4.0%
19	3.8%	4.1%	4.2%	4.8%	5.9%	6.2%	5.9%	5.5%
22	4.5%	4.9%	5.0%	6.1%	7.2%	7.7%	7.1%
25	5.2%	5.7%	6.0%	7.1%	8.3%	8.8%	8.2%
28	5.8%	6.2%	6.8%	7.9%	9.4%	9.8%
31	6.3%	6.7%	7.4%	8.6%	10.2%	10.7%
34	6.6%	7.3%	7.8%	9.2%	10.7%
37	6.9%	7.6%	8.2%	9.6%	11.3%
40	7.2%	8.0%	8.6%	9.9%
43	7.4%	8.2%	8.8%	10.2%
46	7.5%	8.3%	8.9%
49	7.5%	8.0%	9.1%
52	7.5%	8.0%
55	7.3%	8.1%
58	7.3%
61	7.3%
Original Pool ($000)	$36,773	$42,115	$47,979	$57,528	$67,873	$76,637	$83,695	$102,387	$51,510	$139,273

Remaining Pool ($000)	$168	$760	$2,280	$5,882	$7,703	$20,985	$35,005	$58,210	$36,577	$118,081

Remaining Pool (%)	0.5%	1.8%	4.8%	9.3%	17.7%	27.4%	41.8%	56.9%	71.0%	84.8%

Insurance Premium Finance

Business Overview

In May 1995, we entered into an agreement with BPN relating to our insurance premium finance business. Under this ongoing agreement, the Bank underwrites and finances consumer automobile and small business, or commercial, insurance premiums. BPN markets this financing primarily to independent insurance agents in California and services such insurance premium loans for the Bank.

BPN markets the automobile insurance financing to drivers who are classified by insurance companies as non-standard or high risk for a variety of reasons, including age, driving record, a lapse in insurance coverage or ownership of high performance automobiles. Insurance companies that underwrite insurance for such drivers, including those participating in the assigned risk programs established by California law, generally either do not offer financing of insurance premiums or do not offer terms as flexible as those offered by our insurance premium finance business.

BPN markets the commercial insurance financing to small businesses for property/casualty and specialty classes of insurance on an excess or surplus lines basis, including commercial multi-peril, other liability, commercial automobile liability/comprehensive, fire and product liability.

Customers are directed to BPN through a non-exclusive network of insurance brokers and agents who sell automobile or commercial insurance and offer financing through programs like those offered by our insurance premium finance business. On a typical twelve-month insurance policy, the borrower makes a cash down payment of 15% to 25% of the premium, plus certain fees, and the balance is financed under a loan that contains a payment period of shorter duration than the policy term. In the event that the insured defaults on the loan, the Bank has the right to obtain directly from the insurance company the unearned insurance premium held by the insurance company, which can then be applied to the outstanding loan balance; premiums are earned by the insurance company over the life of the insurance policy. Each loan is designed to ensure that, at any point during the term of the underlying policy, the unearned premium under the insurance policy exceeds the unpaid principal loan amount. Under the terms of the loan, the insured grants our insurance premium finance business a power of attorney to cancel the policy if the insured defaults on loan payments. Upon cancellation, the insurance company is required by California law to remit the unearned premium to the Bank, which, in turn, offsets this amount against any amounts due from the insured. We do not sell or have the risk of underwriting the underlying insurance policy.

We seek to minimize our credit risks in the financing of commercial insurance premiums by perfecting a security interest in the unearned premium, avoiding concentrations of policies with insurance companies that are below certain ratings and limiting the amount of surplus lines business which is not covered by California’s guaranty fund. At December 31, 2003, we had approximately 37% of our commercial insurance premium loan balances with surplus line insurance companies doing business on a non-admitted basis in California.

In addition to insurance premiums, the insurance premium finance business will also finance broker fees, which are fees paid by the insured to the agent. If a policy cancels, the agent repays any unearned broker fee financed by us. When we agree to finance an agent’s broker fees, a credit limit is established for the agent. Agents are required to maintain deposits with the Bank to mitigate the insurance premium finance business’ possible losses on broker fees financed. To date, the Bank has not charged-off a broker fee balance.

At December 31, 2003, the aggregate gross amount of insurance premium loans was $41.2 million with 37,676 loans outstanding. Commercial loan balances represented 68.52% of these loan balances at December 31, 2003. During 2003, we originated 58,605 insurance premium loans of which 20,830 or 35.54% were commercial loans.

Relationship with BPN

BPN is headquartered in Chino, California, and at December 31, 2003, had 36 employees.

BPN solicits insurance agents and brokers to submit their clients’ financing requests to the Bank. BPN is responsible for monitoring the agents’ performance and assisting with our compliance with applicable consumer protection, disclosure and insurance laws, and providing us with customer service, data processing and collection services. We pay fees to BPN for these services. The amount of these fees is based on fixed charges, which include a loan service fee per loan and cancellation fees charged by the insurance premium finance business, and the earnings of the loan portfolio, which include 50% of the interest earned on portfolio loans after we subtract a specified floating portfolio interest rate and 50% of late fees and returned check fees charged by our insurance premium finance business. Additionally, BPN and the Bank share equally certain collection and legal expenses which may occur from time-to-time, all net loan losses experienced on the insurance premium loan portfolio and all net losses up to $375,000 experienced on the broker fees loan portfolio. BPN bears losses over $375,000 experienced on the broker fees portfolio.

The shareholders of BPN have entered into certain guaranty agreements in favor of the Bank finance business whereby they agree to pay any sums owed to the Bank and not paid by BPN. The total potential liability of the guarantors to the Bank is limited to $2,000,000 plus any amounts by which BPN is obligated to indemnify the Bank. Under these guaranties, all debts of BPN to the guarantors are subordinated to the full payment of all obligations of BPN to the Bank.

We have entered into an option agreement with BPN and its shareholders whereby we may purchase all of the issued and outstanding shares of BPN, or the Share Option, and all additional shares of any BPN affiliate which may be organized outside of California, or the Affiliate Share Option. The option period expires March 31, 2005 and to exercise this option, the Bank must pay a $750,000 noncompete payment to certain shareholders and key employees of BPN plus the greater of $3,250,000 or four times BPN’s pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the noncompete payment of $750,000. The Affiliate Share Option may not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option will equal the sum of four times the BPN affiliate’s pre-tax earnings for the twelve-month period prior to exercise.

Insurance Premium Finance Industry

Insurance Finance

We believe that the industry is highly fragmented with no independent insurance premium finance company accounting for a significant share of the market. We believe that the insurance premium finance industry in California is somewhat more concentrated than elsewhere in the nation, with several long-established competitors. In addition, insurance companies offering direct bill payment programs and direct sales of insurance policies to the consumer are providing significant competition to us.

California Insurance Laws

Under current law, automobiles in the state of California cannot be registered without providing proof of insurance or posting required bonds with the Department of Motor Vehicles.

In California, as in most states, insurance companies fall into two categories, admitted or non-admitted. All insurance companies licensed to do business in California are required to be members of the California Insurance Guarantee Association, or CIGA, and are classified as “admitted” companies. CIGA was established to protect insurance policyholders in the event the company that issued a policy fails financially, and to establish confidence in the insurance industry. Should an insurance company fail, CIGA is empowered to raise money by levying member companies. CIGA pays claims against insurance companies, which protects both the customer and the premium financiers should an admitted insurance company fail. In such event, CIGA will refund any unearned premiums. This provides protection to companies that provide insurance premium financing. As a result, our policy is to establish limits to the amount of financing of insurance premiums under policies issued by non-admitted carriers.

Because insurance companies will not voluntarily insure drivers whom they consider to be excessively high risk, California has a program called the California Automobile Assigned Risk Program, or CAARP, to which all admitted companies writing private passenger automobile insurance policies must belong. This program is an insurance plan for high risk, accident-prone drivers who are unable to purchase insurance coverage from regular insurance carriers. CAARP policies are distributed to the admitted companies in proportion to their share of California’s private passenger automobile insurance market. The companies participating in CAARP do not have any discretion in choosing the customers they insure under the program. The customers are arbitrarily assigned to them by CAARP. Although CAARP offers financing of its policy premiums, we believe its terms are not as competitive as those offered by other industry participants and, therefore, many CAARP policies are financed by others. At December 31, 2003, approximately 11.25% of the insurance premiums financed by our insurance premium finance business were pursuant to insurance policies issued under CAARP.

Operating Summary

The following table presents a summary of the key operating and statistical results of our insurance premium finance business for the years ended December 31, 2003, 2002 and 2001.

	At or for the Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands, except portfolio averages)
Operating Data
Loan originations	$119,561	$106,948	$104,771
Loans outstanding at period end	41,243	36,322	39,631
Average gross yield(1)	16.58%	19.50%	19.96%
Average net yield(2)	12.27%	13.32%	14.72%
Allowance for loan losses	$268	$462	$495

Loan Quality Data
Allowance for loan losses (% of loans outstanding)	0.65%	1.27%	1.25%
Net charge-offs (% of average loans outstanding)(3)	0.40%	0.72%	0.81%
Delinquencies (% of loans outstanding)(4)	1.49%	1.36%	1.11%

Portfolio Data
Average monthly loan originations (number of loans)	4,884	6,703	8,233
Average loan size at origination	$2,057	$1,275	$824
Commercial insurance policies (% of loans outstanding)	68.52%	51.00%	27.56%
CAARP policies (% of loans outstanding)	11.25%	11.89%	6.58%
Cancellation rate (% of premiums financed)	32.2%	40.8%	41.5%

(1)	Gross yield represents total rates paid by the borrower.
(2)	Net yield represents the yield to us after interest and servicing fees paid to BPN.
(3)	Includes only the Bank’s 50% share of charge-offs.
(4)	This statistic measures delinquencies on canceled policy balances. Since we seek recovery of unearned premiums from the insurance companies, which can take up to 90 days, loans are not considered delinquent until more than 90 days past due.

Products and Pricing

Our insurance premium finance business generally charges from 16% to 23% annualized interest (depending on the amount financed) and a $40 processing fee for each consumer loan, which we believe is competitive in the insurance premium finance industry. In addition, loans provide for the payment by the insured of a delinquency charge and, if the default results in cancellation of any insurance policy listed in the loan, for the payment of a cancellation charge. Certain of these finance charges and fees are shared with BPN. The insured makes a minimum 15% down payment on an annual policy and pays the remainder in a maximum of ten monthly payments.

Our insurance premium finance business designs its programs so that the unearned premium is equal to or greater than the remaining principal loan amount requiring a down payment and having a contract term shorter than the underlying policy term.

Sales and Marketing

As of December 31, 2003, BPN had insurance premium loans originated by almost 700 insurance agents. Relationships with agents are established by BPN’s marketing representatives. Our insurance premium finance business focuses on providing each agent with up-to-date information on its customers’ accounts, which allows the agent to service customers’ needs and minimize the number of policies that are canceled. Many of the largest agents for our insurance premium finance business have computer terminals provided by BPN in their offices, which allow on-line access to customer information. Agents for our insurance premium finance business receive an average producer fee ($20, equal to 50% of the aforementioned $40 processing fee per loan), as collateral against early cancellations. We do not require return of this $20 producer fee for early policy cancellation unless the policy pays off in the first 30 days.

Underwriting Standards

The Bank acts as a secured lender and, upon default, relies on its security interest in the unearned premium held by the insurance company. The Bank can, however, suffer a loss on an insurance premium loan for four reasons: loss of all or a portion of the unearned premium due to its failure to cancel the loan on a timely basis; an insolvency of the insurance company holding the unearned premium not otherwise covered by CIGA; inadequacy of the unearned premium to cover charges in excess of unpaid principal amount; and cost of collection and administration, including the time value of money, exceeding the unpaid principal and other charges due under the loan. Careful administration of insurance premium loans is critical to protecting our insurance premium finance business against loss.

Credit applications are taken at the insurance agent’s office. Given the secondary source of repayment on unearned premiums due from the insurance company on a canceled policy, and in most cases, access to CIGA, our insurance premium finance business does not carry out a credit investigation of a borrower.

Servicing and Collection

•	Billing Process. A customer’s monthly payments are recorded in BPN’s computer system on the date of receipt. BPN’s computer system is designed to provide protection against principal loss by automatically canceling a defaulted policy no later than 18 days after the customer’s latest payment due date. If a payment is not received within six days following its due date, BPN’s computer system automatically prints a notice of intent to cancel and assesses a late fee which is mailed to the insured and his or her insurance agent stating that payment must be received within 18 days after the due date or our insurance premium finance business will cancel the insurance policy. If payment is received within the 18-day period, BPN’s computer system returns the account to normal status.

•	Collections Process. If we do not receive payment within the statutory period set forth in the notice of intent to cancel, BPN’s computer system will automatically generate a cancellation notice on the next business day, instructing the insurance company to cancel the insured’s insurance policy and refund any unearned premium directly to us for processing.

Although California law requires the insurance company to refund unearned premiums within 30 days of the cancellation date on personal policies and 60 days on commercial policies, most insurance companies pay on more extended terms. After cancellation, our insurance premium finance business charges certain allowable fees. Although the gross return premium may not fully cover the fees and interest owed by the insured, principal generally is fully covered. Policies, which are canceled in the first two months, generally have a greater risk of loss of fees.

The Bank charges against income a general provision for possible losses on finance receivables in such amounts as management deems appropriate. Case-by-case direct write-offs, net of recoveries on finance receivables, are charged to our allowance for possible losses. This allowance amount is reviewed periodically in light of economic conditions, the status of outstanding insurance premium loans and other factors.

•

Insurance Company Failure.    One of the principal risks involved in financing insurance premiums is the possible insolvency of an insurance company. Another risk is that an insurance company’s financial circumstances cause it to delay its refunds of unearned premiums. Either event can adversely affect the yield to an insurance premium finance company on a loan. Despite the protection afforded by CIGA, we also review the insurance company financial statements or the ratings assigned to the insurance companies by A.M. Best, an insurance company rating agency. To minimize our exposure to risks resulting from the insolvency of an insurance company, we limit the number of premium financed pursuant to policies that are issued by insurance companies rated “B” or lower by A.M. Best. As of December 31, 2003, 99% of our insurance premium loan balances were policies issued by insurance companies rated “A–” or better by A.M. Best.

Pan American Bank, FSB

The Bank is a federally chartered stock savings bank, which was formed in 1994 and has four retail branch offices in California and $498 million in deposits at December 31, 2003. During 2003, the Bank sold one of its retail bank branches in a transaction expected to close in February 2004. The deposits sold were approximately $35 million. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities. In addition to operating its retail banking business through its branches, the Bank provides, subject to appropriate cost sharing arrangements, compliance, risk management, executive, financial, facilities and human resources management to our other business units. The business of the Bank is subject to substantial government supervision and regulatory requirement. See “—Regulation—Regulation of the Bank.”

The Bank has been the principal funding source to date for our automobile finance and insurance premium finance businesses primarily through its retail and wholesale deposits. We are currently analyzing financing and other alternatives to decrease our reliance on insured deposits of the Bank as a funding source for both our automobile finance and insurance premium finance businesses as non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consist primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the federal thrift charter in light of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. For more information see “Item I. Business—General.”

Under federal regulatory requirements, the Bank must maintain at least 60% of its assets in mortgage-related securities. The Bank has chosen to meet this requirement by investing solely in AAA-rated, United States Government Agency securities. The mortgage-related securities we purchase are typically adjustable-rate investments, which we finance through similarly indexed adjustable rate repurchase agreements. As of December 31, 2003, we had approximately $2.2 billion in available repurchase contracts, typically one year committed lines, with staggered maturities to reduce our risk of liquidity shortfalls. We manage our investment securities portfolio with an emphasis on preserving capital by locking in a net spread between our asset yields and our cost of funds.

Industry Segments

We have three reportable segments: auto finance, insurance premium finance and banking. Information regarding industry segments is set forth in Footnote Number 18 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Competition

We are involved in banking, nonprime automobile finance and insurance premium finance. Each of our businesses is highly competitive. In our nonprime automobile finance business, we purchase automobile contracts through automobile dealers and compete primarily with other companies specializing in nonprime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of auto manufacturers and savings associations. In order to compete with other providers, we rely on offering improved service, including consistent decisions, quick funding and personal contact with the dealers. In our banking business, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies to attract deposits. Our goal is to provide exceptional service to our depositors to differentiate ourselves from the competition. We compete in the insurance premium finance business with other specialty finance or independent insurance premium finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. In order to compete, we rely on establishing long-term, consistent relationships with insurance agents who offer our products to insurance buyers.

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

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and the operating environment of UPFC and its subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. UPFC cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of UPFC or any of its subsidiaries. See “Business—Regulation.”

In addition, a number of state attorney generals and state bank commissioners have joined in a lawsuit seeking to limit the ability of federal regulators to preempt state law on behalf of federally chartered banks and thrifts such as the Bank. In the event the suit is successful, the Bank could be subject to additional regulation and compliance costs.

Employees

At December 31, 2003, we had 545 full-time equivalent employees. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

Website

Our website address is www.upfc.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Regulation

General

The Bank is a federally chartered savings association insured by the Federal Deposit Insurance Corporation or FDIC, and is subject to extensive regulation by the OTS and the FDIC.

Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of our shareholders. The following information describes certain aspects of that regulation applicable to us and the Bank, and does not purport to be complete. The discussion is qualified in its entirety by reference to all particular statutory or regulatory provisions.

Regulation of UPFC

General

We, as well as our subsidiary PAFI, are a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, we are required to register and file reports with the OTS and are subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and our subsidiaries, which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

Our securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As such the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

•	Activities Restriction Test. As a unitary savings and loan holding company, we generally are not subject to activity restrictions, provided the Bank satisfies the QTL test or meets the definition of domestic building and loan association pursuant to the Internal Revenue Code of 1986, as amended, or the Code. Recent legislation terminated the “unitary thrift holding company exemption” for all companies that apply to acquire savings associations after May 4, 1999. Since we are grandfathered, our unitary holding company powers and authorities were not affected. However, if we acquire control of another savings association as a separate subsidiary, we would become a multiple savings and loan holding company, and our activities and any of our subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to restrictions applicable to bank holding companies. Furthermore, if we were in the future to sell control of the Bank to any other company, such company would not succeed to our grandfathered status and would be subject to the same business activity restrictions. See “—Regulation of the Bank—Qualified Thrift Lender Test.”

•	Restrictions on Acquisitions. We must obtain regulatory approval before acquiring control of any other insured financial institution. As discussed earlier, such acquisition could impact our unitary status.

Federal law generally provides that no “person,” acting directly or indirectly or through or in concert with one or more other persons, may acquire “control,” as that term is defined in OTS regulations, of a federally insured savings association without giving at least 60 days written notice to the OTS and providing the OTS an opportunity to disapprove the proposed acquisition. In addition, no company may acquire control of such an institution without prior OTS approval. These provisions also prohibit, among other things, any director or officer of a savings and loan holding company, or any individual who owns or controls more than 25% of the voting shares of a savings and loan holding company, from acquiring control of any savings association not a subsidiary of the savings and loan holding company, unless the acquisition is approved by the OTS.

Regulation of the Bank

General

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

The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the SAIF and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulations, whether by the OTS, the FDIC, or the Congress could have a material adverse impact on us, the Bank, and their operations.

The Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

•	the creation of a five-member oversight board appointed by the Securities and Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes;

•	expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	increased requirements for board audit committees and their members;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs.

USA PATRIOT Act of 2001

The USA Patriot Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws, including:

•	due diligence requirements for financial institutions that administer, maintain, or manage private banks accounts or correspondent accounts for non-US persons;

•	standards for verifying customer identification at account opening;

•	rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

•	reports by nonfinancial businesses filed with the U.S. Treasury Department for cash transactions exceeding $10,000; and

•	suspicious activities reports of securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Fair and Accurate Credit Transactions Act

In December, 2003, President Bush signed into law the Fair and Accurate Credit Transactions Act (“FACT Act”) which sets new obligations for financial firms to help deter identity theft and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. The FRB and the Federal Trade Commission (“FTC”) are required to draft regulations to implement the FACT Act. It is not possible at this time to determine the impact of such regulations that are to be drafted; however, the FRB and FTC recently announced that businesses will have until December 1, 2004 to comply with the new initiatives.

Privacy

Federal banking rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

On December 22, 2003, the SEC issued the advance notice of proposed rulemaking along with the federal banking agencies and other government agencies seeking comment on whether they should consider amending current regulations “to allow or require financial institutions to provide alternative types of privacy notices, such as a short privacy notice, that would be easier for consumers to understand.” The concept release lists more than 40 questions regarding which the agencies seek comment from the public, organized in the following categories: goals of a privacy notice, elements of a privacy notice, language of a privacy notice, format of a privacy notice, mandatory and permissible aspects of a privacy notice, costs and benefits of a short notice, and other categories.

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing bank customers the opportunity to bar financial companies from sharing information with their affiliates.

Interagency Guidance on Response Programs to Protect Against Identity Theft

On August 12, 2003, the federal bank and thrift regulatory agencies requested public comment on proposed guidance that would require financial institutions to develop programs to respond to incidents of unauthorized access to customer information, including procedures for notifying customers under certain circumstances. The proposed guidance

•	interprets previously issued interagency customer information security guidelines that require financial institutions to implement information security programs designed to protect their customers’ information; and

•	describes the components of a response program and sets a standard for providing notice to customers affected by unauthorized access to or use of customer information that could result in substantial harm or inconvenience to those customers, thereby reducing the risk of losses due to fraud or identity theft.

We are not able at this time to determine the impact of any such proposed guidance on our financial condition or results of operation.

Dividends and Other Transfers of Funds

OTS regulations impose limitations upon all capital distributions by savings associations, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital.

Generally, OTS regulations require a savings association to file an application if:

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

Alternatively, a savings association must give the OTS notice of a capital distribution if the savings association is not required to file an application, but:

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

Transactions with Affiliates

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies; sister banks, sponsored and advised companies, investment companies whereby the Bank or its affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “— Prompt Corrective Action and Other Enforcement Mechanisms.”

Loans-to-One Borrower Limitations

Savings associations generally are subject to the lending limits applicable to national banks. With certain limited exceptions, the maximum amount that a savings association or a national bank may lend to any borrower (including certain related entities of the borrower) at one time may not exceed 15% of the unimpaired capital and surplus of the institution, plus an additional 10% of unimpaired capital and surplus for loans fully secured by readily marketable collateral. Savings associations may request OTS permission to make loans in an amount not to exceed the lesser of $30,000,000 or 30% of unimpaired capital and surplus to develop residential housing, provided:

•	the purchase price of each single-family dwelling in the development does not exceed $500,000;

•	the savings association is in compliance with its fully phased-in capital requirements;

•	the loans comply with applicable loan-to-value requirements; and

•	the aggregate amount of loans made under this authority does not exceed 150% of unimpaired capital and surplus.

Notwithstanding the above limitations, a savings association may have total loans and extensions of credit, for any purpose, to one borrower outstanding at one time not to exceed $500,000.

At December 31, 2003, the Bank’s loans-to-one-borrower limit was $9.7 million based upon the 15% of unimpaired capital and surplus measurement.

Qualified Thrift Lender Test

Savings associations must meet a QTL test, which may be met either by maintaining a specified level of assets in qualified thrift investments as specified in the Home Owners Loan Act, or HOLA, or by meeting the definition of a “domestic building and loan association” in the Code. Qualified thrift investments are primarily residential mortgages and related investments, including certain mortgage-related securities. The required percentage of investments under HOLA is 65% of assets while the Code requires investments of 60% of assets. An association must be in compliance with the QTL test or the definition of domestic building and loan association on a monthly basis in nine out of every 12 months. Associations that fail to meet the QTL test will generally be prohibited from engaging in any activity not permitted for both a national bank and a savings association. This requirement may adversely affect our ability to grow. The Bank intends to adjust and manage its sources of funds and control the growth and mix of its assets to ensure that it meets the requirements of the QTL test going forward. As of December 31, 2003, the Bank was in compliance with its QTL requirements and met the definition of a domestic building and loan association.

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization’s operations for both transactions reported on the balance sheet as assets and transactions which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk federal banking agencies, to 100% for assets with relatively high credit risk.

The risk-based capital ratio is determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risk. Under the capital guidelines, a banking organization’s total capital is divided into tiers. “Tier I capital” consists of (1) common equity, (2) qualifying noncumulative perpetual preferred stock, (3) a limited amount of qualifying cumulative perpetual preferred stock and (4) minority interests in the equity accounts of consolidated subsidiaries (including trust-preferred securities), less goodwill and certain other intangible assets. Not more than 25% of qualifying Tier I capital may consist of trust-preferred securities. “Tier II capital” consists of hybrid capital instruments, perpetual debt, mandatory convertible debt securities, a limited amount of subordinated debt, preferred stock that does not qualify as Tier I capital, a limited amount of the allowance for loan and lease losses and a limited amount of unrealized holding gains on equity securities. “Tier III capital” consists of qualifying unsecured subordinated debt. The sum of Tier II and Tier III capital may not exceed the amount of Tier I capital.

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2003.

	December 31, 2003
	Amount	Percent of Adjusted Assets
	(Dollars in thousands)
GAAP Capital	$102,300	6.13%

Tangible Capital:(1)
Regulatory requirement	$25,044	1.50%
Actual capital	102,300	6.12%

Excess	$77,256	4.62%

Leverage (Core) Capital:(1)
Regulatory requirement	$66,783	4.00%
Actual capital	102,300	6.12%

Excess	$35,517	2.12%

Risk-Based Capital:(2)
Regulatory requirement	$51,077	8.00%
Actual capital	110,305	17.28%

Excess	$59,228	9.28%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capitol.
(2)	Based on risk-weighted assets of $638.5 million.

The Bank is subject to the Interagency Guidelines on Non-prime Lending. Non-prime lending involves extending credit to individuals with less than perfect credit histories. Our auto lending activities constitute non-prime lending, which the agencies guidelines consider a high-risk activity that is unsafe and unsound if the risks associated with non-prime lending are not properly controlled. Specifically, the guidelines direct examiners to expect regulatory capital one and one-half to three times higher than that typically set aside for prime assets for institutions that:

•	have non-prime assets equal to 25% or higher of Tier I capital, or

•	have non-prime portfolios experiencing rapid growth or adverse performance trends, are administered by inexperienced management, or have inadequate or weak controls.

Our non-prime automobile loan portfolio represented approximately 388% of our Tier I capital as of December 31, 2003. It has been our strategy to conduct our non-prime automobile finance business in compliance with all applicable rules and regulations and in a manner which satisfies the criteria for classification of the Bank as a “well-capitalized” institution. In that regard, and based upon extensive discussion with the OTS, the Bank has taken various actions in the past to address the perceived risks associated with the Bank’s non-prime automobile contracts by, among other actions, contributing additional equity capital to the Bank, implementing enhanced underwriting criteria and additional analytics, increasing the risk weighting on its non-prime automobile loans from 150% to 200% and increasing its allowances for loan losses through the use of a 12-month loss estimation period instead of a 6-month period, which resulted in a pre-tax charge of $6.4 million in the third quarter of 2003. Certain of these actions have the effect of raising the effective capital level at which the Bank will continue to qualify for classification as “well-capitalized”. We maintain and currently intend to maintain the Bank’s regulatory capital ratios of at least 2 times that which is normally required with respect to our non-prime portfolio. However, any requirement to maintain additional regulatory capital as a result of our non-prime lending activities could have an adverse effect on our future prospects and operations and may restrict our ability to grow. Although management believes that it maintains appropriate controls and sufficient regulatory capital for its non-prime lending activities, it cannot predict or determine whether or to what extent additional capital requirements will be imposed based upon regulatory supervision and examinations by the OTS. Our Board of Directors has decided to implement a plan to exit the federal thrift charter of the Bank in light of the extraordinary concern and scrutiny of non-prime lending among all of the federal banking regulatory authorities, including the OTS, and the increasing regulatory requirements associated with conducting such business. For more information see “-Regulation of Non-Prime Lending.”

In addition, federal banking regulators may set capital requirements higher than the minimums described above for financial institutions whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets.

Regulation of Non-Prime Lending

Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consists primarily of mortgage-backed securities. Based upon our continuing dialogue with the OTS, our Board of Directors has decided to implement a plan to exit the federal thrift charter of the Bank in light of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. We intend to pursue strategic financing and other alternatives which will enable us to conduct both our non-prime automobile finance business and insurance premium finance business outside a federal thrift charter. In the meantime, we will pursue planned expansion in our automobile finance branch network and may, from time to time sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank.

Predatory Lending

The term “predatory lending,” much like the terms “safety and soundness” and “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. But typically predatory lending involves at least one, and perhaps all three, of the following elements:

•	making unaffordable loans based on the assets of the borrower rather than on the borrower’s ability to repay an obligation (“asset-based lending”)

•	inducing a borrower to refinance a loan repeatedly in order to charge high points and fees each time the loan is refinanced (“loan flipping”)

•	engaging in fraud or deception to conceal the true nature of the loan obligation from an unsuspecting or unsophisticated borrower.

Federal Reserve Board regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities,

•	subordinate-lien loans of 10 percentage points above Treasury securities, and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans shouldn’t be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation. State action in this area, however, could impact our operations. See “Business—Economic Conditions, Government Policies, Legislation and Regulation.”

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2003, the Bank met the required ratios for classification as “well capitalized.”

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency. Finally, pursuant to an interagency agreement, the FDIC can examine any institution that has a substandard regulatory examination score or is considered undercapitalized—without the express permission of the institution’s primary regulator.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to: (i) internal controls, information systems and internal audit systems, (ii) loan documentation, (iii) credit underwriting, (iv) asset growth, (v) earnings, and (vi) compensation, fees and benefits. In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should: (i) conduct periodic asset quality reviews to identify problem assets, (ii) estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses, (iii) compare problem asset totals to capital, (iv) take appropriate corrective action to resolve problem assets, (v) consider the size and potential risks of material asset concentrations, and (vi) provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk. These guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund, or BIF, the FDIC insures our customer deposits up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution’s capitalization risk category and supervisory subgroup category. An institution’s capitalization risk category is based on the FDIC’s determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution’s supervisory subgroup category is based on the FDIC’s assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

FDIC-insured depository institutions pay an assessment rate equal to the rate assessed on deposits insured by the SAIF.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, the BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks. Any increase in assessments or the assessment rate could have a material adverse effect on the company’s earnings, depending on the amount of the increase. Furthermore, the FDIC is authorized to raise insurance premiums under certain circumstances.

The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for one or more of the company’s subsidiary depository institutions could have a material adverse effect on the company’s earnings, depending on the collective size of the particular institutions involved.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FICO assessment rates for the fourth quarter of fiscal 2003 were 1.54 cents for each $100 of assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC’s insurance funds and do not vary depending on a depository institution’s capitalization or supervisory evaluations.

Interstate Banking and Branching

A federal savings association has the ability to establish branches outside its home state. Commercial banks can also branch across state lines, subject to any state law limitations or prohibitions. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and the Fair Lending Laws

We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act, or CRA, activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and non-governmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the CRA.

On February 6, 2004, the federal banking agencies proposed amendments to the CRA regulations that would:

•	increase the definition of “small institution” from total assets of $250 million to $500 million, without regard to any holding company; and

•	take into account abusive lending practices by a bank or its affiliates in determining a bank’s CRA rating.

A bank’s compliance with its CRA obligations is based a performance-based evaluation system which bases CRA ratings on an institution’s lending service and investment performance. When a bank applies for approval to acquire another bank, the banking regulators will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. The Bank’s most recent CRA exam on October 30, 2001 resulted in a rating of satisfactory.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank, or FHLB, system. Among other benefits, each FHLB serves as a reserve or central bank for its members within its assigned region. Each FHLB is financed primarily from the sale of consolidated obligations of the FHLB system. Each FHLB makes available loans or advances to its members in compliance with the policies and procedures established by the Board of Directors of the individual FHLB. As an FHLB member, the Bank is required to own capital stock in an FHLB in an amount equal to the greater of:

•	1% of its aggregate outstanding principal amount of its residential mortgage loans, home purchase contracts and similar obligations at the beginning of each calendar year;

•	5% of its FHLB advances or borrowings.

At December 31, 2003, the Bank had $11.6 million in FHLB stock, which was in compliance with this requirement.

A new capital plan of the FHLB-San Francisco was approved by the Federal Housing Finance Board and will be implemented on April 1, 2004. The new capital plan incorporates a single class of stock with a par value of $100 per share, and may be issued, exchanged, redeemed, and repurchased only at par value. Each member is to own stock in an amount equal to the greater of:

•	a membership stock requirement with an initial cap of $25 million (100% of “membership asset value” as defined), or

•	an activity based stock requirement (based on percentage of outstanding advances).

The new capital stock is redeemable on five years’ written notice, subject to certain conditions.

We do not believe that the initial implementation of the FHLB-San Francisco new capital plan as approved will have a material impact upon our financial condition, cash flows, or results of operations. However, the Bank could be required to purchase as much as 50% additional capital stock or sell as much as 50% of its proposed capital stock requirement at the discretion of the FHLB-San Francisco.

Federal Reserve System

The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW, and Super NOW checking accounts) and non-personal time deposits. At December 31, 2003, the Bank was in compliance with these requirements.

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

Regulation of UACC

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

Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has compiled with all applicable laws and regulations with respect to each automobile contract. The dealer is obligated to indemnify UACC for any breach of any of the representations and warranties and to repurchase any non-conforming automobile contracts. UACC generally verifies dealer compliance with usury laws, but does not audit a dealer’s full compliance with applicable laws. There can be no assurance that UACC will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase automobile contracts or indemnify UACC against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement could have a material adverse affect on UACC.

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

If a borrower defaults on a automobile contract, UACC, as the servicer of the automobile contract, is entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state, or the UCC, which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower’s right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by UACC through unaffiliated wholesale automobile networks or auctions, which are attended principally by used automobile dealers.

Taxation

UPFC’s effective tax rate was 40.4% in 2003, as compared to 38.2% in 2002. The change in the overall effective income tax rate from 2002 to 2003 was primarily due to an increase in the effective state income tax rate as a result of the settlement of certain state tax examinations. UPFC files a consolidated federal income tax return and consolidated, combined or separate company state income tax returns as appropriate.

Subsidiaries

PAFI Inc., a wholly-owned subsidiary of UPFC, acts as the parent company of the Bank.

The Bank, a wholly-owned subsidiary of PAFI, is the primary operating subsidiary of UPFC and is a federally-chartered savings bank.

UACC, a wholly-owned subsidiary of the Bank, holds for investment and services nonprime retail automobile installment sales contracts.

Factors That May Affect Future Results of Operations

This Annual Report on Form 10-K contains forward-looking statements, including statements regarding UPFC’s strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. UPFC’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Factors That May Affect Future Results of Operations” and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

The following discusses certain factors, which may affect our financial results and operations and should be considered in evaluating UPFC.

Risks Related to Factors Outside Our Control

Adverse economic conditions, particularly in California, could adversely affect our business.

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

The Bank’s retail operations and the insurance premium finance business are especially susceptible to general economic conditions in the state of California. The Bank, which is the principal funding source for our automobile finance and insurance premium finance businesses, has a concentration of deposits in California. Substantially all of the insurance premium finance business’ operations are currently conducted in California. The cost of the Bank’s deposits and the ability of the insurance premium finance business to profitably originate and service insurance premium finance contracts may be adversely affected by the occurrence of adverse economic conditions or natural disasters in California.

Fluctuations in interest rates could adversely affect our margin spread and the profitability of our lending activities.

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest income on interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and other borrowings. When interest-bearing liabilities mature or reprice more quickly than interest-bearing assets in a given period, a significant increase in market rates of interest could have a material adverse effect on our net interest income. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs. Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Our liabilities generally have shorter terms and are more interest rate sensitive than our loan assets. Accordingly, changes in interest rates could have a material adverse effect on the profitability of our lending activities.

Decrease in wholesale auction proceeds could adversely impact our recovery rates.

We sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries usually do not cover the outstanding balance of the automobile contracts, and the resulting deficiencies are charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown, recession or otherwise will result in higher credit losses for us. Furthermore, depressed wholesale prices for used automobiles may result from significant liquidations of rental or fleet inventories and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. There can be no assurance that our recovery rates will stay at current levels or improve in the future.

Risks Related to Our Business

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of December 31, 2003, Pan American Financial, L.P. and its general partner, BVG West Corp., together owned 10,050,000 shares of our common stock, representing more than 60% of our total outstanding common stock. Our Chairman and Chief Executive Officer, Guillermo Bron, beneficially owns these shares through his majority ownership of and executive position held at BVG.

As a result our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change in control or impede a merger. This concentration of ownership could adversely affect the price of our common stock or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are dependent upon the business activities of our principal consolidated subsidiary, the Bank, and our second-tier subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries and is also subject to the restrictions of the California Corporation’s Code. As of December 31, 2003, we had approximately $10.3 million of subordinated debt issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10 million of company obligated mandatorily redeemable preferred securities outstanding. The maturity of the subordinated debt is 2033. However, subject to receiving any regulatory approval, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt. The redemption price is par plus accrued and unpaid interest, except in the case of redemption if the debt is called before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, subsidiaries’ earnings and various other business considerations.

A significant portion of our cash flow comes from our second-tier subsidiary UACC. UACC is a wholly owned subsidiary of the Bank. The Bank is subject to limitations upon its ability to pay dividends to us by regulations of the OTS. UACC is indebted to the Bank for approximately $306.2 million of subordinated debentures issued to fund UACC’s operations. The ability of UACC to repay its obligations to the Bank may be impaired by deficiencies in UACC’s automobile finance operations. Furthermore, any amounts owed to other creditors of UACC may impair the Bank’s ability to have funds available for dividend to us.

We may have to restrict our lending activities if we are unable to maintain or expand our sources of financing.

Our ability to maintain or expand our current level of lending activity will depend on the availability and terms of our sources of financing. We fund the purchase of automobile contracts and our insurance premium finance business principally through deposits of the Bank. We are currently analyzing different strategic alternatives to decrease our reliance on insured deposits as a funding source for our automobile finance and insurance premium finance businesses as non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consist primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the federal thrift charter of the Bank in light of the increasing regulatory requirements associated with financing the non-prime automobile business with insured deposits. We intend to pursue strategic financing and other available alternatives which will enable us to conduct our non-prime automobile lending business outside a federal thrift charter. However, there is no assurance that we will be able to obtain alternative sources of financing or that these financing sources will be on competitive terms. Furthermore, the cost to obtain alternative financing could increase our all-in cost of funds. If we are unable to obtain alternative, competitive sources of financing, our business could be adversely affected.

We may not be able to generate sufficient operating cash flows to run our automobile finance operations.

Our automobile finance operations require substantial cash to fund growth. Operating cash requirements include funding of new loans, capital expenditures for new branches and ongoing operating costs. Our primary source of operating cash comes from interest and principal payments received on automobile contracts that we hold. The timing and amount of excess cash flows from automobile contracts varies based on a number of factors, including:

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold; and

•	how quickly new branches become cash-flow positive.

Any adverse change in these factors could reduce or eliminate excess cash flows to us. Although UACC currently has positive operating cash flows, we cannot assure you that UACC will continue to generate positive cash flows in the future, which could have a material adverse effect on our financial position, liquidity and results of operations.

Our automobile finance business would be harmed if we cannot maintain relationships with independent dealers and franchisees of automobile manufacturers.

We purchase automobile contracts primarily from dealers in used automobiles. Many of our competitors have long standing relationships with automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. If we are unsuccessful in maintaining and expanding our relationships with dealers, our automobile finance business would be materially and adversely affected.

Because we loan money to credit-impaired borrowers, we may have a higher risk of delinquency and default.

Substantially all of our automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan. Although we believe that our underwriting criteria and collection methods enable us to manage the higher risks inherent in loans made to nonprime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

Our insurance premium finance business would be harmed if we cannot continue to maintain relationships with our independent insurance agents.

Our insurance premium finance business depends primarily on independent insurance agents for the origination of insurance premium finance contracts. These independent insurance agents deal with multiple lenders for each prospective borrower. Our insurance premium finance business competes with these lenders for the independent agents’ business on price, service, loan fees, costs and other factors. Competitors to our insurance premium finance business also seek to establish relationships with such agents, who are not obligated by contract or otherwise to do business with our insurance premium finance business. The loss of a substantial portion of the business of these agents would have a material adverse effect on our financial condition, results of operations and business prospects.

Defaults on insurance premium finance loans may result in material losses.

Each insurance premium finance loan is designed to ensure that at any point during the term of the underlying insurance policy, the unearned premium under the policy exceeds the unpaid loan principal. However, in the event of a default, the unearned premium may not provide the insurance premium finance business full reimbursement of interest, fees and other charges. In addition, the insurance company may default and fail to remit the unearned premium, and a delay in processing a claim for the return of the unearned premium may cause us to incur a loss. Moreover, any delay in our cancellation of a policy would result in declining collateral protection and increase our risk of loss. Although loan losses on our insurance premium loans to date have not had a material adverse effect on our financial condition, results of operations or business prospects, no assurance can be given that we will not suffer material losses in the future as a result of defaults under insurance premium loans.

We expect our operating results to continue to fluctuate, which may adversely impact our business.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future. Factors that could affect our quarterly earnings include:

•	seasonal variations in the volume of automobile contracts purchased, which historically tend to be higher in the first and second quarters of the year;

•	interest rate spreads;

•	credit losses, which historically tend to be higher in the third and fourth quarters of the year;

•	the phase in of the recent change in accounting estimate; and

•	operating costs.

If we do not retain our key employees and we fail to attract new employees, our business will be impaired.

We are dependent upon the continued services of our key employees as well as the key employees of BPN. In addition, our growth strategy depends in part on our ability to attract and retain qualified branch managers. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could also have a material adverse effect on our financial condition, results of operations and business prospects.

Competition may adversely affect our performance.

Each of our businesses is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. We compete in the nonprime automobile finance industry primarily with independent companies specializing in nonprime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of automobile manufacturers and savings associations. We compete in the insurance premium finance business with other specialty finance companies, independent insurance agents who offer premium finance services, captive premium finance affiliates of insurance companies and direct bill plans established by insurance companies. In attracting deposits, the Bank competes primarily with other savings institutions, commercial banks, brokerage firms, mutual funds, credit unions and other types of investment companies.

Fluctuations in interest rates and general and localized economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over us.

As we expand into new geographic markets, we will face additional competition from lenders already established in these markets. There can be no assurance that we will be able to compete successfully with these lenders.

We may be unable to manage our growth, and if we cannot do so, it could have a material adverse effect on our business.

Our operations have rapidly expanded over the past seven years and we remain vulnerable to a variety of business risks generally associated with rapidly growing companies. If we decrease our reliance on insured deposits of the Bank as a funding source, we intend to pursue growth for the foreseeable future, particularly in our automobile finance business by opening new branches. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses. This growth strategy will require alternative sources of financing other than insured deposits of the Bank, additional capital and human resources as well as improvements to our infrastructure and management information systems, some of which have been designed specifically for our banking, auto finance or insurance premium finance businesses. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to sustain UACC’s prior rate of growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Of UACC’s 70 branches as of December 31, 2003, 42 opened after January 1, 2001 and the amount of automobile contracts purchased has increased from $233.4 million for 2001 to $314.6 million for 2002 to $442.2 million for 2003. In the future, UACC’s rate of growth will be dependent upon, among other things, the continued success of its efforts to expand the number of branches, attract qualified branch managers, and expand its relationships with independent and franchised dealers of used automobiles. Furthermore, regulatory scrutiny discussed below could significantly impact UACC’s ability to grow within its existing corporate structure.

Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consist primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing UACC’s non-prime automobile finance business with insured deposits of the Bank. We intend to pursue strategic financing and other available alternatives, which will enable us to conduct UACC’s non-prime automobile lending business outside a federal thrift charter. In the meantime, we will continue with our planned expansion of UACC’s automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce UACC’s reliance on insured deposits of the Bank. Accordingly, UACC’s current expansion and future growth will depend to a significant extent our ability to pursue financing and other alternatives and reduce UACC’s reliance on the Bank’s insured deposits. If we are unable to pursue these alternatives, the ability of UACC to grow will be adversely affected.

Risks Related to Regulatory Factors

Because we engage in a high level of nonprime lending, we may be forced to meet higher capital requirements.

The Bank engages in nonprime lending, which is considered to be a high risk activity by the OTS unless there are sufficient controls. Our nonprime auto loan portfolio represented 388% of our regulatory Tier 1 capital as of December 31, 2003. Because of the high percentage of nonprime assets relative to our Tier 1 capital, the OTS has the authority to impose additional regulatory capital requirements of up to three times higher than the amount normally required even if there are sufficient controls in place. We maintain and currently intend to maintain regulatory capital ratios of at least two times that which is normally required with respect to our nonprime portfolio. If the OTS imposes requirements to maintain higher levels of regulatory capital, it could limit our ability to fund our operations, require us to raise additional capital or sell assets and have an adverse effect on our ability to grow.

Regulatory requirements restrict our ability to do business.

The Bank is subject to inspection and regulation by the OTS which has the power to enforce the Home Owners Loan Act of 1934, as amended, and its regulations by a variety of actions, ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. We engage in the business of non-prime lending, which has been and continues to be an area of lending that is the subject of extraordinary regulatory concern and scrutiny among all of the banking regulatory authorities including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. Our Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. The OTS has broad powers to, among other things, require us to change our business practices, hold additional capital, change management and adopt or change accounting practices, such as our allowance for loan losses. Any actions by the OTS could have a material adverse impact on our business and may impact the price of our common stock, and our access to the capital markets.

The business of the Bank is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System, or the Federal Reserve Board. The Federal Reserve Board implements national monetary policies, (with objectives such as curbing inflation and combating recession), through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities. The nature and impact on us and the Bank of any future changes in monetary and fiscal policies cannot be predicted.

Continuing qualification as a qualified thrift lender may adversely affect our growth and performance.

Under the requirements of the Qualified Thrift Lender test, or QTL test, that is set forth by the OTS, the Bank must maintain 60% of its assets in “qualified thrift investments” which are residential mortgages and related investments such as mortgage-related securities. Under the QTL test, no more than 30% of the Bank’s assets can consist of indirect consumer loans, which include automobile contracts. As of December 31, 2003, the Bank’s indirect consumer loans comprised 22.2% of its assets. If the Bank fails to adjust and manage its sources of funds and assets, it may not meet the QTL test, which means that our automobile finance and insurance premium finance businesses could be limited and our ability to grow would be adversely affected.

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 26 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases conflict between jurisdictions. From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change banking statutes and our operating environment and that of our subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

We believe that we maintain all material licenses and permits required for our current operations and are in substantial compliance with all applicable local, state and federal regulations. There can be no assurance, however, that we will be able to maintain all requisite licenses and permits, and the failure to satisfy those and other regulatory requirements could have a material adverse effect on our operations.

Item 2.    Properties

Our principal executive offices consisting of approximately 13,300 square feet are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. As of December 31, 2003, we maintained four branches for our banking business, 70 branches for UACC’s automobile finance business, one location for our insurance premium finance business and one office site for our bank operations. During the three months ended September 30, 2003, the Bank sold one of its retail bank branches in a transaction which closed in February 2004.

All of the properties listed above are leased with lease terms expiring on various dates to 2009, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $3.2 million at December 31, 2003.

Item 3.    Legal Proceedings

UPFC is a party from time to time in legal proceedings incidental to the conduct of its businesses. Management of UPFC believes that the outcome of such proceedings will not have a material effect upon its financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.    Market For Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been quoted on the Nasdaq National Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

2003
First Quarter	$8.10	$5.50
Second Quarter	$15.00	$7.36
Third Quarter	$19.48	$11.96
Fourth Quarter	$19.64	$15.50
2002
First Quarter	$ 6.50	$4.56
Second Quarter	$ 8.00	$5.72
Third Quarter	$ 8.00	$5.75
Fourth Quarter	$ 7.75	$5.50

As of February 18, 2004 we had approximately 1,321 shareholders at record and 16,123,144 outstanding shares of common stock.

During the three months ended September 30, 2003, we issued $10.3 million of subordinated debt to a subsidiary trust, UPFC Trust I. The transaction did not involve any underwriters, underwriting discounts or commissions or public offerings, and we believe that the transaction, if deemed to be a sale of a security, was exempt from the registration requirements of the Securities Act by virtue of Section 4(2) thereof or Regulation D promulgated there under, as a transaction by an issuer not involving a public offering.

DIVIDEND POLICY

We have not declared or paid any cash dividends on our common stock since inception.

We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and our general financial condition, general business conditions and contractual restrictions on payment of dividends, if any.

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected consolidated financial data have been derived from our audited consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest income	$101,211	$71,357	$58,152	$44,375	$28,803
Interest expense	23,146	19,150	19,522	14,563	6,033

Net interest income	78,065	52,207	38,630	29,812	22,770
Provision for loan losses	17,737	638	615	201	432

Net interest income after provision for loan losses	60,328	51,569	38,015	29,611	22,338
Non-interest income
Net gain on sale of securities	506	491	—	—	—
Gain (loss) on residual interests in securitizations(1)	—	—	—	(11,374)	—
Gains on sales of loans, net	—	—	1,607	—	—
Other non-interest income	2,857	1,389	1,097	462	974

Total non-interest income (loss)	3,363	1,880	2,704	(10,912)	974

Non-interest expense
Compensation and benefits	26,538	20,474	17,135	12,903	10,843
Other expense	14,866	12,880	10,857	11,258	7,800

Total non-interest expense	41,404	33,354	27,992	24,161	18,643

Income (loss) from continuing operations before income taxes	22,287	20,095	12,727	(5,462)	4,669
Income taxes (benefit)	9,012	7,674	4,964	(2,094)	1,908

Income (loss) from continuing operations	13,275	12,421	7,763	(3,368)	2,761

Income (loss) from discontinued operations, net of tax(1)	—	—	—	—	(941)
Loss on disposal of discontinued operations, net of tax(1)	—	—	—	(3,291)	(6,172)
Cumulative effect of change in accounting principle	—	106	—	—	—

Net income (loss)	$13,275	$12,527	$7,763	$(6,659)	$(4,352)

Earnings (loss) per share-basic:
Continuing operations	$0.83	$0.79	$0.48	$(0.21)	$0.16
Discontinued operations(1)	—	—	—	(0.20)	(0.42)
Cumulative effect of change in accounting principle	—	0.01	—	—	—
Net income (loss)	0.83	0.80	0.48	(0.41)	(0.26)
Weighted average shares outstanding	15,914	15,630	16,017	16,392	16,854

Earnings (loss) per share-diluted:
Continuing operations	$0.72	$0.70	$0.46	$(0.21)	$0.16
Discontinued operations(1)	—	—	—	(0.20)	(0.41)
Cumulative effect of change in accounting principle	—	0.01	—	—	—
Net income (loss)	0.72	0.71	0.46	(0.41)	(0.25)
Weighted average shares outstanding	18,464	17,588	16,931	16,392	17,253

	As of and for the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$1,670,716	$951,286	$689,573	$489,978	$438,290
Loans	426,624	326,352	251,624	192,368	158,283
Mortgage loans held for sale, net(1)	—	—	194	712	136,460
Securities available for sale	1,202,444	603,268	284,837	223,265	9,918
Allowance for loan losses	(20,384)	(23,179)	(17,460)	(15,156)	(14,139)
Deposits	498,389	468,458	357,350	348,230	291,944
Notes payable and repurchase agreements	1,052,205	384,624	114,776	—	—
FHLB advances	—	—	130,000	60,000	—
Warehouse lines of credit(1)	—	—	—	—	54,415
Trust preferred securities	10,000	—	—	—	—
Shareholders’ equity	103,327	89,659	75,666	69,317	75,353

Operating Data
Return on average assets from continuing operations	0.99%	1.57%	1.61%	(0.95)%	1.25%
Return on average equity from continuing operations	13.75%	15.37%	10.61%	(4.61)%	3.39%
Net interest margin	6.02%	6.85%	8.46%	9.39%	12.45%
Shareholders’ equity to assets	6.18%	9.43%	10.98%	14.15%	17.19%
Tangible capital ratio of Bank	6.12%	8.26%	7.24%	8.52%	10.60%
Core capital ratio of Bank	6.12%	8.26%	7.24%	8.52%	10.60%
Risk-based capital ratio of Bank	17.28%	18.48%	15.71%	14.52%	10.24%

Asset Quality Data
Nonaccrual loans, net(2)	$139	$172	$1,041	$3,067	$13,157
Real estate owned(1)	—	—	—	871	2,590
Total non-performing assets (2)	139	172	1,041	3,938	15,747
Non-performing assets to total assets(2)	0.01%	0.02%	0.53%	0.80%	3.60%
Allowance for credit losses to loans held for investment	4.78%	7.11%	6.94%	7.88%	8.93%

Automobile Finance Data
Gross contracts purchased	$442,229	$314,644	$233,368	$174,645	$124,896
Contracts outstanding at period end	$405,085	$293,440	$230,424	$174,923	$128,093
Average discount on contracts purchased	6.81%	7.06%	7.89%	8.08%	8.79%
Average yield on automobile contracts, net(3)	24.54%	22.45%	23.17%	23.22%	23.59%
Unearned discount (% of net contract)(3)	3.60	—	—	—	—
Allowance for loan losses (% of net contract)(3)	5.14%	7.70%	7.83%	8.11%	7.40%
Total delinquencies over 30 days (% of net contracts)	0.76%	0.73%	0.79%	0.51%	0.62%
Net annual charge-offs (% of average net contracts)	5.67%	6.20%	5.23%	4.17%	4.05%
Number of branches	70	54	40	28	20

Insurance Premium Finance Data
Loans originated	$119,561	$106,948	$104,771	$100,085	$107,212
Loans outstanding at period end	41,243	36,322	39,631	34,185	30,334
Average net yield	12.27%	13.32%	14.72%	15.36%	12.73%
Average loan size at origination	$2,057	$1,275	$824	$998	$990
Allowance for loan losses (% of loans outstanding)	0.65%	1.27%	1.25%	1.00%	1.28%
Net annual charge-offs (% of average loans outstanding)	0.40%	0.72%	0.81%	0.89%	1.41%

(1)	Reflects the fact that we discontinued our subprime mortgage operations in December 2000.
(2)	Non-accrual loans, net for 2000 and 2001 relating to the discontinued subprime mortgage operations were $2,281 and $352, respectively, and non-performing assets relating to these discontinued operations were $3,152 and $352, respectively.
(3)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “—Recent Changes in Accounting Estimates.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other information included or incorporated by reference herein.

Overview

We are a specialty finance company engaged primarily in non-prime automobile finance and insurance premium finance. We fund our finance businesses mainly with retail and wholesale bank deposits held by our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank.

Our automobile finance business is conducted through United Auto Credit Corporation, or UACC, a wholly-owned subsidiary of the Bank. UACC purchases and holds for investment nonprime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. Our insurance premium finance business is conducted through a joint venture agreement with BPN Corporation, or BPN. Under this agreement, the Bank finances consumer automobile and small business insurance premiums. BPN markets this financing primarily to independent insurance agents in California.

We are currently analyzing different strategic alternatives to decrease our reliance on insured deposits of the Bank as a funding sources for our automobile finance and insurance premium finance businesses as non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consist primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the federal thrift charter of the Bank in light of the increasing regulatory requirements associated with financing the non-prime automobile business with insured deposits. For more information see “Liquidity and Capital Resources—General.”

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

UACC purchases automobile contracts at a discount from face value. Historically, the Bank has accounted for the purchase of automobile contracts by recording the automobile contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the automobile contract.

After consulting with the OTS, commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned discount at the date of purchase. The allowance for loan losses on UACC contracts purchased prior to January 1, 2003 was not adjusted and the change was applied prospectively to all contracts purchased after December 31, 2002.

As of December 31, 2002 the allowance for loan losses for UACC loans was $22.7 million and represented management’s estimate of credit losses over the remaining life of the outstanding contracts. As losses are experienced on these contracts, they are applied to this existing balance. Management continues to evaluate the allowance related to contracts acquired prior to December 31, 2002. Should management’s estimate of credit losses over the life of the pre-2003 contracts change, an additional provision for loan losses would be charged to earnings at the time of the change in estimate.

The unearned discount on contracts purchased after January 1, 2003 will be accreted as an adjustment to yield over the life of the automobile contract. An allowance for credit losses for these contracts will be established through provisions for losses recorded in income as necessary to provide for estimated automobile contract losses (net of remaining unearned discount) at each reporting date. We initially maintained an allowance for inherent losses incurred estimated to be equal to net charge-offs for the next six months for contracts purchased after January 1, 2003. We believed this was an adequate allowance, in light of our historical experience, our assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, after consultation with the OTS, we changed our estimate to maintain an allowance for all contracts in this portfolio to cover estimated charge-offs for the next 12 months instead of 6 months. The impact of this change in accounting estimate totaled $6.4 million and is included in our $9.7 million provision for loan losses in the third quarter of 2003 to increase the allowance for loan losses to the required level. This charge equates to approximately $3.8 million after tax or $0.20 per diluted share in the third quarter of 2003. The increase to 12 months will result in higher levels of allowances on new automobile contracts purchased in the future, thereby decreasing earnings by the amount of the increased level of allowance offset by interest income.

The Bank’s loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends by loan type, analysis of cumulative losses and evaluation of credit loss experienced by credit tier and geographic location. Other quantitative analyses include the concentration of any credit tier, the level of nonperformance and the percentage of delinquency. Qualitative analysis include trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

We established our allowance for loan losses by using the greater of the “Expected 12 month Charge Off Method” which establishes allowances based on an analysis that sums the expected charge-offs for the next 12 months in each static loss pool or the “Classification Reserve Method” which establishes allowances based on satisfactory, substandard and doubtful loan classifications. The classification reserve method ensures that changes over the next 12 months in loan concentrations, quality and terms are reflected in the allowance. The classification reserve method also ensures that changes and trends in non-performing loans over the next 12 months are included in the allowance. Non-performing changes affect the allowance through the classification reserve method, in which a percent of satisfactory, substandard and doubtful accounts are totaled to determine the overall classification reserve method requirement. The classification reserve requirement is compared to the expected net charge-offs for the next 12 months and the greater of the two is the policy reserve level, which is then compared to the allowance level to ensure adequacy.

Despite these analyses, we recognize that establishing an allowance is an estimate, which is inherently uncertain and depends on the outcome of further events. Our operating results and financial conditions are sensitive to changes in our estimate for loan losses and the estimate’s underlying assumptions. Our operating results and financial condition are immediately impacted as changes in estimates for calculating loan loss reserves immediately pass through our income statement as an additional provision expense. Management updates our loan loss estimates quarterly to reflect current charge-offs.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General

In 2003 we reported income of $13.3 million, or $0.72 per diluted share, compared with $12.5 million, or $0.71 per diluted share for 2002.

Interest income in 2003 increased to $101.2 million compared with $71.4 million in 2002 while net interest income increased to $78.1 million in 2003 from $52.2 million in 2002. Gross automobile receivables were $405.1 million at December 31, 2003 compared to $293.4 million at December 31, 2002, accounting for much of the increase in interest income and net interest income. Additionally in 2003, the Bank began accreting the unearned discount on purchased contracts as an adjustment to yield over the life of the automobile contract.

Interest Income

Interest income increased to $101.2 million in 2003 from $71.4 million in 2002 due primarily to a $535.8 million increase in average interest earning assets, partially offset by a 157 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile contracts, which increased $91.8 million in 2003, and investment securities, which increased $444.5 million in 2003. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was primarily a result of the increase in assets required for the Bank to meet the QTL test under federal regulatory requirements.

The decline in the average yield on interest earning assets was principally due to a general decline in the market interest rates and to the increase in securities, which have lower yields compared to loans. Securities, with an average yield of 1.78%, comprised 71.8% of our average interest earning assets for 2003. Securities, with an average yield of 2.74%, comprised 63.9% of our average interest earning assets for 2002.

Interest Expense

Interest expense increased to $23.1 million in 2003 from $19.2 million in 2002, due to a $527.6 million increase in average interest bearing liabilities, partially offset by a 84 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of the increase in interest bearing liabilities were deposits of the Bank, which increased to an average balance of $476.4 million in 2003 from an average balance of $405.5 million in 2002, and borrowings under repurchase agreements, which increased to an average balance of $755.8 million in 2003 from an average balance of $260.1 million in 2002. The increase in borrowings under repurchase agreements resulted from the necessity to increase assets to comply with the 30% test of the OTS.

The average cost of deposits decreased to 2.95% in 2003 from 3.37% in 2002, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

Average Balance Sheets

The following table sets forth information relating to our continuing operations for the years ended December 31, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2003			2002
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$931,555	$16,597	1.78%	$487,015	$13,344	2.74%
Mortgage loans, net(2)	—	—	—%	121	3	2.15%
Insurance premium finance loans, net(3)	39,289	4,459	11.35%	39,790	5,300	13.32%
Automobile installment contracts, net(4)	326,641	80,155	24.54%	234,806	52,710	22.45%

Total interest earning assets	1,297,485	101,211	7.80%	761,732	71,357	9.37%

Non-interest earning assets	42,030			34,862

Total assets	$1,339,515			$796,594

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$476,429	13,878	2.91%	$405,540	13,676	3.37%
Repurchase agreements	755,755	9,268	1.23%	260,139	4,650	1.79%
FHLB advances	—	—	—%	38,947	824	2.12%

Total interest bearing liabilities	1,232,184	23,146	1.88%	704,626	19,150	2.72%

Non-interest bearing liabilities	10,793			10,451

Total liabilities	1,242,977			715,077
Equity	96,538			81,517

Total liabilities and equity	$1,339,515			$796,594

Net interest income before provision for loan losses		$78,065			$52,207

Net interest rate spread(5)			5.92%			6.65%
Net interest margin(6)			6.02%			6.85%
Ratio of interest earning assets to interest bearing liabilities			105%			108%

(1)	Average balances are measured on a month-end basis.
(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2002 Compared to Year Ended December 31, 2003
	Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Securities	$5,273	$(2,020)	$3,253
Mortgage loans, net	(2)	(1)	(3)
Insurance premium finance loans, net	(66)	(776)	(842)
Automobile installment contracts, net	22,169	5,277	27,446

Total interest earning assets	27,374	2,480	29,854

Interest bearing liabilities:
Customer deposits	1,323	(951)	372
Notes payable	5,368	(920)	4,448
FHLB advances	(412)	(412)	(824)

Total interest bearing liabilities	6,279	(2,283)	3,996

Change in net interest income	$21,092	$4,763	$25,858

Provision and Allowance for Loan Losses

The provision for loan losses was $17.7 million for the year ended December 31, 2003 compared to $638,000 for the year ended December 31, 2002. The provision for 2003 reflects a provision expense of $17.8 million in UACC largely due to a change in accounting estimate described above in “—Critical Accounting Policies,” partially offset by an $34,000 recovery of expense in our insurance premium finance business. The recovery of expense in the insurance premium finance business occurred because our portfolio mix for insurance premium loans changed during 2002 and 2003. Our portfolio experienced a decrease in higher loss consumer transactions and an increase in lower loss commercial transactions. As a result, 2002 and 2003 have shown a substantial decrease in charge-offs in the insurance premium finance business. Therefore, the allowance for loan losses for our insurance premium finance business required a negative provision expense. The provision for loan losses associate with the insurance premium finance business was $238,000 in 2002.

The total allowance for loan losses was $20.4 million at December 31, 2003 compared with $23.2 million at December 31, 2002, representing 4.78% of loans at December 31, 2003 and 7.11% at December 31, 2002.

Annualized net charge-offs to average loans were 5.61% for the year ended December 31, 2003 compared with 6.31% for the year ended December 31, 2002. The allowance for loan losses for 2003 was favorably impacted by the recovery of $537,000 from the State of California for refund of sales taxes on repossessed automobiles. We applied for this refund of sales taxes based on a memorandum of opinion issued by the Board of Equalization of the state of California in 2000 wherein the State of California was required to refund sales taxes that had been paid on the loss portion of a repossessed automobile since January 1999. All amounts charged-off on an automobile loan are charged to the allowance for loan losses. Thus, when we received a refund of sales taxes from the State of California, we returned the entire portion of that sales tax refund to the allowance account.

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

For further information see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $1.5 million to $3.4 million in 2003 from $1.9 million in 2002. The increase resulted from a $724,000 gain on the sale of all remaining mortgage related assets related to our discontinued subprime mortgage operations and $221,000 of interest on income tax refunds received from the State of California for 1997 and 1998.

Components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items increased $523,000 to $1.9 million in 2003 from $1.4 million in 2002.

Non-interest Expense

Non-interest expense increased $8.0 million to $41.4 million in 2003 from $33.4 million in 2002. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $6.1 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $700,000 reflecting the costs associated with maintaining and expanding the branch offices in the automobile finance lending area. During 2003, we opened 16 new branches for a total of 70 branches at December 31, 2003.

Income Taxes

Income taxes increased $1.3 million to $9.0 million in 2003 from $7.7 million in 2002. This increase occurred primarily as a result of a $2.2 million increase in income before income taxes between the two periods.

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General

In 2002 we reported income of $12.5 million, or $0.71 per diluted share, compared with $7.8 million, or $0.46 per diluted share in 2001.

Interest income in 2002 increased to $71.4 million compared with $58.2 million in 2001 while net interest income increased to $52.2 million in 2002 from $38.6 million in 2001. Gross automobile receivables were $293.4 million at December 31, 2002 compared to $230.4 million at December 31, 2001, accounting for much of the increase in interest income and net interest income.

Interest Income

Interest income increased to $71.4 million in 2002 from $58.2 million in 2001 due primarily to a $305.1 million increase in average interest earning assets, partially offset by a 337 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile contracts, which increased $62.4 million in 2002, and investment securities, which increased $242.5 million in 2002. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was primarily a result of the increase in assets required for the Bank to meet the QTL test under federal regulatory requirements.

The decline in the average yield on interest earning assets was principally due to a general decline in the market interest rates and to the increase in securities, which have lower yields compared to loans. Securities, with an average yield of 2.74%, comprised 63.9% of our average interest earning assets for 2002. Securities, with an average yield of 5.11%, comprised 53.5% of our average interest earning assets for 2001.

Interest Expense

Interest expense decreased to $19.2 million in 2002 from $19.5 million in 2001, due to a 219 basis point decrease in the weighted average interest rate on interest bearing liabilities, partially offset by a $306.8 million increase in average interest bearing liabilities. The largest components of the increase in interest bearing liabilities were deposits of the Bank, which increased to an average balance of $405.5 million in 2002 from an average balance of $362.5 million in 2001, and borrowings under repurchase agreements, which increased to an average balance of $260.1 million in 2002 from an average balance of $4.5 million in 2001. The increase in borrowings under repurchase agreements resulted from the necessity to increase assets to comply with the 30% test of the OTS.

The average cost of deposits decreased to 3.37% in 2002 from 5.00% in 2001, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

Average Balance Sheets

The following table sets forth information relating to our continuing operations for the years ended December 31, 2002 and 2001. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2002			2001
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$487,015	$13,344	2.74%	$244,479	$12,504	5.11%
Mortgage loans, net(2)	121	3	2.15%	3,938	429	10.89%
Insurance premium finance loans, net(3)	39,790	5,300	13.32%	35,757	5,265	14.72%
Automobile installment contracts, net(4)	234,806	52,710	22.45%	172,424	39,954	23.17%

Total interest earning assets	761,732	71,357	9.37%	456,598	58,152	12.74%

Non-interest earning assets	34,862			26,141

Total assets	$796,594			$482,739

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$405,540	13,676	3.37%	$362,503	18,119	5.00%
Repurchase agreements	260,139	4,650	1.79%	4,503	157	3.46%
FHLB advances	38,947	824	2.12%	30,830	1,246	4.04%

Total interest bearing liabilities	704,626	19,150	2.72%	397,836	19,522	4.91%

Non-interest bearing liabilities	10,451			11,724

Total liabilities	715,077			409,560
Equity	81,517			73,179

Total liabilities and equity	$796,594			$482,739

Net interest income before provision for loan losses		$52,207			$38,630

Net interest rate spread(5)			6.65%			7.83%
Net interest margin(6)			6.85%			8.46%
Ratio of interest earning assets to interest bearing liabilities			108%			115%

(1)	Average balances are measured on a month-end basis.
(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2001 Compared to Year Ended December 31, 2002
	Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Securities	$1,579	$(739)	$840
Mortgage loans, net	(233)	(193)	(426)
Insurance premium finance loans, net	231	(195)	36
Automobile installment contracts, net	13,959	(1,204)	12,755

Total interest earning assets	15,536	(2,331)	13,205

Interest bearing liabilities:
Customer deposits	2,553	(6,996)	(4,443)
Notes payable	4,532	(39)	4493
FHLB advances	521	(943)	(422)

Total interest bearing liabilities	7,606	(7,978)	(372)

Change in net interest income	$7,930	$5,647	$13,577

Provision and Allowance for Loan Losses

Total provision for loan losses was $638,000 for 2002 compared to $615,000 for 2001. The provision for loan losses associated with the insurance premium finance business was $238,000 in 2002. This compares with a $365,000 provision for loan losses reflecting estimated credit losses associated with our insurance premium finance business in 2001. This decrease resulted from a decline in the insurance premium finance loan portfolio, as well as fewer losses. Also, in 2002, an additional $400,000 provision for loan losses was recognized in connection with the existing auto loan portfolio, compared to a provision of $250,000 in 2001.

Our total allowance for losses was $23.2 million at December 31, 2002 compared with $17.5 million at December 31, 2001, representing 7.00% of loans held for investment at December 31, 2002 and 7.38% at December 31, 2001. Net charge-offs to average loans were 5.88% in 2002 compared with 4.58% in 2001. At December 31, 2002, we allocated 11.5% of net automobile contracts purchased to the provision for loan losses compared to 10.5% at December 31, 2001.

Non-interest Income

Non-interest income decreased $800,000 to $1.9 million in 2002 from $2.7 million in 2001. The decrease resulted from a net gain on sale of loans of $1.6 million in 2001, which was not repeated in 2002, partially offset by a $491,000 net gain on the sale of securities.

Components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items increased $300,000 to $1.4 million in 2002 from $1.1 million in 2001.

Non-interest Expense

Non-interest expense increased $5.4 million to $33.4 million in 2002 from $28.0 million in 2001. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $3.3 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $700,000 reflecting the costs associated with maintaining and expanding the branch offices in the automobile finance lending area. During 2002, we opened 14 new branches for a total of 54 branches at December 31, 2002.

Income Taxes

Income taxes increased $2.7 million to $7.7 million in 2002 from $5.0 million in 2001. This increase occurred as a result of a $7.4 million increase in income before income taxes between the two periods.

Financial Condition

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Total assets increased $719.4 million, to $1,670.7 million at December 31, 2003 from $951.3 million at December 31, 2002. The increase occurred primarily as a result of a $599.1 million increase in securities available for sale, which increased to $1,202.4 million at December 31, 2003 from $603.3 million at December 31, 2002 and a $115.0 million increase in loans, which increased to $441.0 at December 31, 2003 from $326.0 at December 31, 2002.

Loans increased largely as a result of planned expansion in our auto loan portfolio. Securities available- for- sale increased as a result of the conversion of short-term investments and the reinvestment of proceeds of increased borrowings under repurchase agreements. The increase in the assets is required in order for us to meet the QTL test under federal regulatory regulations.

Premises and equipment increased $400,000 to $3.1 million at December 31, 2003 from $2.7 million at December 31, 2002 primarily as a result of the continuing growth of our auto finance business.

Deposits increased $29.9 million, to $498.4 million at December 31, 2003 from $468.5 million at December 31, 2002. Retail deposits increased $31.3 million, which increased to $344.0 million at December 31, 2003 from $312.7 million at December 31, 2002, including Internet deposits.

Other interest bearing liabilities include FHLB advances and borrowings under repurchase agreements. FHLB advances for the purchase of securities are included as repurchase agreements. Borrowings under repurchase agreements were $1,052.2 million as of December 31 2003 compared with $384.6 million as of December 31, 2002. The increase in borrowings under repurchase agreements was primarily due to our use of wholesale borrowings to fund the purchase of investment securities to meet the QTL test under federal regulatory requirements.

Net deferred tax assets were $5.7 million at December 31, 2003 due principally to temporary differences in the recognition of reserves for loan losses.

Shareholders’ equity increased to $103.3 million at December 31, 2003 from $89.7 million at December 31, 2002, as a result of our 2003 profit of $13.3 million and a $1.2 million increase from the exercise of stock options in 2003, partially offset by a $759,000 reduction of unrealized gain on securities.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

Total assets increased $261.7 million, to $951.3 million at December 31, 2002 from $689.6 million at December 31, 2001. The increase occurred primarily as a result of a $318.4 million increase in securities available-for-sale, which increased to $603.3 million at December 31, 2002 from $284.8 million at December 31, 2001 and a $74.8 million increase in loans, which increased to $326.4 at December 31, 2002 from $251.6 at December 31, 2001, partially offset by a $127.1 million decline in cash and cash equivalents.

Loans increased largely as a result of planned expansion in our auto loan portfolio. Securities available-for-sale increased as a result of the conversion of short-term investments and the reinvestment of proceeds of increased borrowings under repurchase agreements. The increase in the assets is required in order for us to meet the QTL test under federal regulatory regulations.

Premises and equipment increased $600,000 to $2.7 million at December 31, 2002 from $2.1 million at December 31, 2001 primarily as a result of the continuing growth of our auto finance business.

Deposits increased $111.1 million, to $468.5 million at December 31, 2002 from $357.4 million at December 31, 2001. This increase was primarily due to an increase in brokered CDs, which increased to $155.7 million at December 31, 2002 from $51.5 million at December 31, 2001. Retail deposits increased $34.7 million, which increased to $312.7 million at December 31, 2002 from $278.0 million at December 31, 2001, including Internet deposits. The increase in brokered CDs resulted from issuing longer term CDs to lock in rates in a favorable interest rate environment.

Other interest bearing liabilities include FHLB advances and borrowings under repurchase agreements. FHLB advances were zero at December 31, 2002 compared with $130.0 million at December 31, 2001. Borrowings under repurchase agreements were $384.6 million as of December 31 2002 compared with $114.8 million as of December 31, 2001. The increase in borrowings under repurchase agreements was primarily due to our use of wholesale borrowings to fund the purchase of investment securities to meet the QTL test under federal regulatory requirements.

Net deferred tax assets were $679,000 at December 31, 2002 due principally to temporary differences in the recognition of the allowance for loan losses and prior operating losses for federal and state income tax reporting and financial statement reporting purposes.

Shareholders’ equity increased to $89.7 million at December 31, 2002 from $75.7 million at December 31, 2001, as a result of our 2002 profit of $12.5 million, $139,000 of unrealized gain on securities, a $1.0 million increase as a result of the exercise of stock options in 2002 and $300,000 from payment in full of a loan to a director originally used to finance the exercise of company stock options in 1997 and 1999.

Management of Interest Rate Risk

The principal objective of our interest rate risk management program is to evaluate the interest rate risk inherent in our business activities, determine the level of appropriate risk given our operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by our board of directors. Through such management, we seek to reduce the exposure of our operations to changes in interest rates. Our board of directors reviews on a quarterly basis our asset/liability position, including simulation of the effect on capital of various interest rate scenarios.

Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans it originates and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates.

The Bank’s interest rate sensitivity is monitored by the board of directors and management through the use of a model, which estimates the change in the Bank’s net portfolio value, or NPV, over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We utilize a market value model based on the Bank’s quarterly financial information.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2003, the most recent date for which the relevant NPV model is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 basis points	$153,618	$(3,746)	-2.38%	9.09%	-11 bp
+200 basis points	54,961	(2,403)	-1.53%	9.13%	-7 bp
+100 basis points	156,210	(1,154)	-0.73%	9.17%	-3 bp
0 basis points	157,364	—	—%	9.20%	- bp
-100 basis points	158,432	1,068	+0.68%	9.22%	+3 bp
-200 basis points	159,042	1,679	+1.07%	9.22%	+3 bp
-300 basis points	159,117	1,753	+1.11%	9.20%	- bp

At December 31, 2003, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was +3 basis points and would result in a $1.7 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -7 basis points and would result in a $2.4 million decrease in the NPV of the Bank.

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

Liquidity and Capital Resources

General

Our primary source of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We are currently analyzing different strategic alternatives to decrease our reliance on insured deposits of the Bank as a funding source for our automobile finance and insurance premium finance business as non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consist primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits. We intend to pursue strategic financing and other available alternatives, which will enable us to conduct our non-prime automobile lending business outside a federal thrift charter. In the meantime, we will continue with our planned expansion of our automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank. Once we exit the federal thrift charter, our primary source of funds will no longer be deposits at the Bank or FHLB advances.

Historically we have continued to maintain adequate levels of liquid assets to fund our operations. Management, through its asset and liability committee, monitors rates and terms of competing sources of funds to use the most cost-effective source of funds wherever possible. As we implement strategies to reduce our reliance on insured deposits of the Bank as a major source of funds, management intends to continue to use the most cost-effective source of funds whenever possible. Alternatives we may consider to reduce our reliance on insured deposits of the Bank could include, but not be limited to, warehouse credit lines, secured financing and sale of whole loans from time to time.

The Bank obtains deposits through its retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At December 31, 2003, retail deposits were $344.0 million or 69.0% of total deposits.

The Bank also uses broker-originated deposits to supplement its retail deposits and, at December 31, 2003, brokered deposits totaled $154.4 million or 31.0% of total deposits. At December 31, 2002, brokered deposits were $155.7 million or 33.2% of total deposits. Brokered deposits are originated through major dealers specializing in such products. We use several major dealers to originate these deposits so if deposits are not renewed at the end of their term, we will negotiate obtaining deposits from another dealer. If we are unable to retain a sufficient amount of deposits from all of the dealers, we would consider raising deposits through means of the Internet.

The following table sets forth the balances and rates paid on each category of deposits at the dates indicated.

	December 31,
	2003		2002		2001
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$72,990	1.45%	$52,911	1.72%	$47,931	2.31%
Checking accounts	19,331	0.71%	16,854	1.00%	13,795	1.06%
Certificates of deposit
Under $100,000	310,535	3.00%	314,130	3.63%	212,981	4.43%
$100,000 and over	95,533	2.53%	84,563	3.13%	82,643	4.33%

Total	$498,389	2.59%	$468,458	3.23%	$357,350	3.99%

The following table sets forth the time remaining until maturity for all CDs at December 31, 2003, 2002 and 2001.

	2003	2002	2001
	(In thousands)
Maturity within one year	$184,292	$185,295	$237,683
Maturity within two years	86,812	58,852	46,170
Maturity within three years	79,332	41,628	7,657
Maturity over three years	55,632	112,918	4,114

Total certificates of deposit	$406,068	$398,693	$295,624

The following table sets forth the time remaining until maturity for CD’s with balances of $100,000 and over at December 31, 2003, 2002 and 2001.

	December 31, 2003	December 31, 2002	December 31, 2001
	(Dollars in thousands)
Maturity in:
Less than 3 months	$23,213	$25,200	$31,993
3-6 months	12,598	14,236	19,560
6-12 months	20,799	17,339	20,663
Over 12 months	38,923	27,788	10,427

	$95,533	$84,563	$82,643

Since 2001, the Bank has made significant progress in extending the maturities of its deposits. However, the Bank has a significant amount of deposits maturing in less than one year. We believe the Bank’s current pricing strategy will enable it to retain a significant portion of these accounts at maturity and that it will continue to have access to sufficient amounts of CDs which, together with other funding sources, will provide the necessary level of liquidity to finance its lending businesses. However, as a result of these shorter-term deposits, the rates on these accounts may be more sensitive to movements in market interest rates, which may result in a higher cost of funds.

In 2003, we issued junior subordinated debt of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company obligated mandatorily redeemable preferred securities.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2003.

	December 31, 2003
	Amount	Percent of Adjusted Assets
	(Dollars in thousands)
GAAP Capital	$102,300	6.12%
Tangible Capital:(1)
Regulatory requirement	$25,044	1.50%
Actual capital	102,300	6.12%

Excess	$77,256	4.62%
Leverage (Core) Capital:(1)
Regulatory requirement	$66,783	4.00%
Actual capital	102,300	6.12%

Excess	$35,517	2.12%
Risk-Based Capital:(2)
Regulatory requirement	$51,077	8.00%
Actual capital	110,305	17.28%

Excess	$59,228	9.28%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capital.
(2)	Based on risk-weighted assets of $638.5 million.

Through the Bank, we can obtain advances from the FHLB, collateralized by the Bank’s investment securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its’ own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness.

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and borrowings under repurchase agreements) at or for the periods ended on the dates indicated.

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$130,000	$130,000
Balance at end of period	—	—	130,000
Average balance for period	—	38,974	38,830
Weighted average interest rate on balance at end of period	—	—	1.97%
Weighted average interest rate on average balance for period	—	2.11%	4.04%
Repurchase agreements
Maximum month end balance	$1,052,205	$410,234	$114,776
Balance at end of period	1,052,205	384,624	114,776
Average balance for period	755,755	260,139	4,503
Weighted average interest rate on balance at end of period	1.14%	1.40%	2.37%
Weighted average interest rate on average balance for period	1.20%	1.79%	3.46%

We had no material contractual obligations or commitments for capital expenditures at December 31, 2003. All of our properties are leased for terms expiring on various dates to 2009, many with options to extend the lease term.

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2003.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Deposits	$276,613	$166,144	$55,632	$—	$498,389
Repurchase agreements	1,052,205	—	—	—	1,052,205
Operating lease obligations	3,308	6,659	486	—	10,453
Trust preferred securities	—	—	—	10,000	10,000

Total	$1,332,126	$172,803	$56,118	$10,000	$1,571,047

The obligations are categorized by their contractual due dates. Certain deposit accounts have no stated maturity but have been presented here as maturing in less than one year therefore; the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods

Lending Activities

Summary of Loan Portfolio.

At December 31, 2003, our net loan portfolio constituted of $406 million, or 24% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(In Thousands)
Consumer Loans
Automobile installment contracts	$405,085	$293,440	$230,424	$174,922	$128,093
Insurance premium finance	12,984	17,922	28,710	25,843	23,846
Other consumer loans	49	80	98	577	864

Total consumer loans	418,118	311,442	259,232	201,342	152,803

Mortgage Loans
Mortgage loans	—	—	—	16,784	21,835
Subprime mortgage loans	—	—	352	1,845	149,876

Total mortgage loans	—	—	352	18,629	171,711

Commercial Loans
Insurance premium finance	28,259	18,400	10,921	8,342	6,488
Other commercial loans	—	—	—	55	15

Total commercial loans	28,259	18,400	10,921	8,397	6,503

Total loans	446,377	329,842	270,505	228,368	331,017
Unearned discounts(1)	(14,368)	—	—	(728)	(954)
Unearned finance charges(1)	(5,385)	(3,490)	(18,881)	(20,737)	(21,181)
Allowance for loan losses(1)	(20,384)	(23,179)	(17,460)	(15,156)	(14,139)

Total loans, net	$406,240	$303,173	$234,164	$191,747	$294,743

(1)	See “—Critical Accounting Policies”

Loan Maturities

The following table sets forth the dollar amount of loans maturing in our loan portfolio at December 31, 2003 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(In thousands)
Commercial loans	$28,259	$—	$—	$—	$28,259
Consumer loans	22,568	135,440	259,071	1,039	418,118

Total	$50,827	$135,440	$259,071	$1,039	$446,377

All loans maturing over one year are fixed rate loans.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio.

The total allowance for loan losses was $20.4 million at December 31, 2003 compared with $23.2 million at December 31, 2002, representing 4.78% of loans at December 31, 2003 and 7.11% at December 31, 2002. Additionally, unearned discounts on loans totaled $14.4 million at December 31, 2003 compared with zero at December 31, 2002, representing 3.26% of loans at December 31, 2003. The change in the total allowance for loan losses as of December 31, 2003 was primarily due to the change in accounting estimate discussed above in “—Critical Accounting Policies.”

For the insurance premium finance business loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 0.65% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses. The level of allowance for loan losses was reduced from 1.25% of loans at December 31, 2002 to the current 0.65% of loans at December 31, 2003 because of a substantial reduction in loan losses in the first quarter of 2003. This reduction in losses resulted primarily from a change in the loan mix from automobile insurance premium loans to commercial insurance premium loans, which have lower expected losses.

For further information see “—Critical Accounting Policies”.

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$23,179	$17,460	$15,156	$14,139	$10,183
Provision for loan losses—continuing operations (1)	17,737	638	615	201	432
Provision for loan losses—discontinued operations				2,396	7,376
Charge-offs
Mortgage loans	—	—	(1,713)	(6,402)	(7,525)
Consumer loans	(22,320)	(18,411)	(9,173)	(6,025)	(4,395)

	(22,320)	(18,411)	(10,886)	(12,427)	(11,920)
Recoveries
Mortgage loans	—	—	140	327	296
Consumer loans	1,788	1,079	266	286	414

	1,788	1,079	406	613	710

Net charge-offs	(20,532)	(17,333)	(10,480)	(11,814)	(11,210)
Acquisition discounts allocated to loss allowance (1)	—	22,413	12,169	10,234	7,358

Balance at end of year	$20,384	$23,179	$17,460	$15,156	$14,139

Annualized net charge-offs to average loans	5.61%	6.31%	4.58%	4.94%	2.91%
Ending allowance to period end loans	4.78%	7.11%	6.94%	7.33%	4.58%

(1)	See “—Critical Accounting Policies”

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at December 31, 2003, 2002 and 2001.

	December 31,
	2003		2002		2001
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,548	0.6%	$1,778	0.5%	$1,368	0.6%
60 to 89 days	942	0.2%	808	0.3%	776	0.3%
90+ days	394	0.1%	480	0.1%	942	0.4%

Total	$3,884	0.9%	$3,066	0.9%	$3,086	1.3%

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at December 31, 2003, 2002, 2001, 2000 and 1999.

	December 31,
	2003	2002	2001	2000	1999
Nonaccrual loans
Mortgage loans	$—	$—	$352	$2,281	$15,925
Consumer and other loans	139	172	689	1,323	1,060

Total	$139	$172	$1,041	$3,604	$16,985

Nonaccural loans as a percentage of total loans	0.01%	0.05%	0.41%	1.74%	5.50%
Allowance for loan losses as a percentage of total loans	4.78%	7.11%	6.94%	7.33%	4.58%

At December 31, 2003, the Bank had no loans not disclosed above as non-accrual loans, as to which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

Cash Equivalents and Securities Portfolio

Our cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of overnight deposits, our short-term investments and securities portfolios as of the dates indicated.

	December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$5,833	$3,590	$135,267
U.S. agency securities	105,277	288,193	229,660
U.S. mortgage backed securities	1,097,167	315,075	35,015
Mutual funds	—	—	20,162

Total	$1,208,277	$606,858	$420,104

Weighted average yield at end of period
Overnight deposits	0.55%	0.69%	1.23%
U.S. agency securities	1.29%	2.10%	3.35%
U.S. mortgage backed securities	1.66%	2.43%	6.60%
Mutual funds (mortgage backed securities)	—	—	3.59%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	36 Months	55 months	85 months
U.S. mortgage backed securities	313 months	286 months	254 months
Mutual funds (mortgage backed securities)	—	—	1 day

Recent Accounting Developments

On April 30, 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“FAS 149”). The purpose of FAS 149 is to amend and clarify financial accounting and reporting for derivative instruments and hedging activities under Statement 133. FAS 149 amends Statement 133 for decisions made:

•	As part of the Derivatives Implementation Group (DIG) process that require amendment to Statement 133,

•	In connection with other FASB projects dealing with financial instruments, and

•	In connection with the implementation issues raised related to the application of the definition of a derivative.

These amendments clarify the definition of a derivative, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of Statement 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. Certain DIG issues, once approved, required amendment to Statement 133. These amendments are reflected in FAS 149. Certain other DIG issues have been amended by FAS 149. FAS 149 is effective for derivative transactions and hedging relationships entered into or modified after September 30, 2003. The adoption of FAS 149 did not have a material impact on our financial statements.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interests of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The Company is evaluating the impact of applying FIN 46R to existing variable interest entities in which it has variable interests and has not yet completed this analysis. At this time, management does not expect the adoption of FIN 46R to have a material impact on the Company’s financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk” of Item 7 to this Annual Report on Form 10-K.

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.    Disclosure of Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the year ended December 31, 2003, UPFC evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the quarter ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 10 is incorporated by reference to our 2004 definitive proxy statement to be filed with the Securities and Exchange Commission within 120 days after December 31, 2003. The information required by Item 10 is set forth in the Sections entitled “Information About Directors and Executive Officers—Executive Officers and Key Employees,” and “Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2003”.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the code of ethics is available on our web site at www.upfc.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K. Amendments to the code of business conduct and ethics applicable to any principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions shall be disclosed on our web site.

Item 11.    Executive Compensation

Item 11 is incorporated by reference to the Sections entitled “Information About Directors and Executive Officers” contained in the 2004 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Item 12 is incorporated by reference to the Section entitled “Information About UPFC Stock Ownership” contained in the 2004 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 13.    Certain Relationships and Related Transactions

Item 13 is incorporated by reference to the Section entitled “Information About Directors and Executive Officers—Relationships and Related Transactions” contained in the 2004 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

Item 14.    Principal Accountant Fees and Services

Item 14 is incorporated by reference to the section entitled “Principal Accountant Firm Fees” contained in the 2004 Proxy Statement, to be filed with the SEC within 120 days after December 31, 2003.

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

(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report.

Exhibit No.	Description
2.1(8)	Agreement and Plan of Merger dated November 11, 2003 by and among United PanAm Financial Corp., BVG West Corp. and Guillermo Bron.

3.1(7)	Articles of Incorporation of the Registrant, as amended.

3.2.2(1)	Bylaws of the Registrant

4.1(8)	Indenture dated July 31, 2003 for Trust Preferred Securities.

4.2(8)	Guarantee Agreement for Trust Preferred Securities

4.3(8)	Amended and Restated Declaration of Trust for UPFC Trust I.

4.4(8)	Registration Rights Agreement dated November 11, 2003 among United PanAm Financial Corp. and PAFLP Liquidating Trust Corp.

10.1(1)	Insurance Premium Financing Management Agreement dated May 17, 1995, between Pan American Bank, FSB and BPN Corporation.

10.2(1)	First Amendment to Insurance Premium Financing Management Agreement and Guaranties dated October 1995, between Pan American Bank, FSB and BPN Corporation.

10.3(1)	Second Amendment to Insurance Premium Financing Management Agreement and Guaranties dated February 28, 1996, among Pan American Bank, FSB, BPN Corporation, Cornelius J. O’Shea, Peter Walski and Barbara Walski.

10.4(1)	Guaranty dated May 17, 1995 by Peter Walski and Barbara Walski to Pan American Bank, FSB.

10.5(1)	Guaranty dated May 17, 1995 by Cornelius J. O’Shea to Pan American Bank, FSB.

10.6(1)	Stock Option Agreement dated May 17, 1995, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.7(1)	First Amendment to Stock Option Agreement dated October 1, 1997, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.21(1)	Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB.

10.35(1)	Inter-Company Agreement dated June 1, 2002 between Pan American Financial, Inc. and Pan American Bank, FSB.

10.43(1)	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44(1)	Form of Indemnification Agreement between UPFC and officers and directors of UPFC.

Exhibit No.	Description

10.47(6)	United PanAm Financial Corp Amended and Restated 1997 Employee Stock Incentive Plan, as amended

10.49(1)	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

10.50(1)	Income Tax Allocation Agreement dated July, 2003 between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor.

10.102(2)	On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB

10.110(4)	Employment Agreement dated March 15, 2002 between United PanAm Financial Corp., Pan American Bank, FSB and Guillermo Bron.

10.112(5)	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Mario Radrigan

10.113(5)	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Garland Koch

10.114	Employment Agreement dated December 3, 2003, between Pan American Bank, FSB and Ray C. Thousand

21.1	Subsidiaries

23.1	Consent of the Independent Auditors

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act.

1	Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
2	Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998 and Form 10-K for the year ended December 1998.
3	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2001.
4	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2002.
5	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended September 30, 2002.
6	Incorporated herein by reference from Exhibits to Form S-8 filed on November 12, 2002.
7	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended September 30, 2003.
8	Incorporated herein by reference from Exhibits to Form S-3 filed on November 13, 2003.

(b) Reports on Form 8-K

March 17, 2004—Press Release—Other Events and Required FD Disclosure

January 30, 2004—Press Release—4th Quarter Earnings

November 13, 2003—Press Release—Secondary Offer on Common Shares

October 22, 2003—Press Release—3rd Quarter Earnings

July 31, 2003—Press Release—Trust Preferred Private Offering / Sale of Mission Bank

July 25, 2003—Press Release—2nd Quarter Earnings

May 01, 2003—Press Release—1st Quarter Earnings

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

Signature	Title	Date

/S/ GUILLERMO BRON	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 24, 2004

/S/ RAY C. THOUSAND	President, Chief Operating Officer, Secretary and Director

/S/ GARLAND W. KOCH	Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

/S/ MITCHELL LYNN	Director

/S/ LUIS MAIZEL	Director

/S/ RON R. DUNCANSON	Director

United PanAm Financial Corp.

Independent Auditors’ Report

The Board of Directors

United PanAm Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Los Angeles, California

March 11, 2004

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Assets
Cash and due from banks	$8,376	$9,964
Short term investments	5,833	3,590

Cash and cash equivalents	14,209	13,554
Securities available for sale, at fair value	1,202,444	603,268
Loans	426,624	326,352
Less allowance for loan losses	(20,384)	(23,179)

Loans, net	406,240	303,173
Premises and equipment, net	3,163	2,700
Federal Home Loan Bank stock, at cost	11,563	1,675
Accrued interest receivable	9,849	6,785
Bank owned life insurance	12,879	12.228
Other assets	10,369	7,903

Total assets	$1,670,716	$951,286

Liabilities and Shareholders’ Equity
Deposits	$498,389	$468,458
Repurchase agreements	1,052,205	384,624
Accrued expenses and other liabilities	6,795	8,545
Trust preferred securities	10,000	—

Total liabilities	1,567,389	861,627

Common stock (no par value):
Authorized, 30,000,000 shares; issued and outstanding, 16,100,204 and 15,836,725 shares at December 31, 2003 and December 31, 2002, respectively	66,109	64,957
Retained earnings	37,089	23,814
Unrealized gain on securities available for sale, net	129	888

Total shareholders’ equity	103,327	89,659

Total liabilities and shareholders’ equity	$1,670,716	$951,286

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share data)
Interest Income
Loans	$84,614	$58,013	$45,648
Securities	16,597	13,344	12,504

Total interest income	101,211	71,357	58,152

Interest Expense
Deposits	13,878	13,676	18,119
Other borrowings	9,268	5,474	1,403

Total interest expense	23,146	19,150	19,522

Net interest income	78,065	52,207	38,630
Provision for loan losses	17,737	638	615

Net interest income after provision for loan losses	60,328	51,569	38,015

Non-interest Income
Net gain on sale of securities	506	491	—
Gain on residual investments in securitizations	724	—	—
Net gain on sales of loans	—	—	1,607
Service charges and fees	872	787	680
Loan related charges and fees	307	306	280
Other income	954	296	137

Total non-interest income	3,363	1,880	2,704

Non-interest Expense
Compensation and benefits	26,538	20,474	17,135
Occupancy	4,485	3,769	3,088
Other	10,381	9,111	7,769

Total non-interest expense	41,404	33,354	27,992

Income before income taxes and cumulative effect of change in accounting principle	22,287	20,095	12,727
Income taxes	9,012	7,674	4,964

Income before cumulative effect of change in accounting principle	13,275	12,421	7,763

Cumulative effect of change in accounting principle, net of tax	—	106	—
Net income	$13,275	$12,527	$7,763

Earnings per share-basic:
Income before cumulative effect of change in accounting principle	$0.83	$0.79	$0.48

Cumulative effect of change in accounting principle	—	0.01	—
Net income	$0.83	$0.80	$0.48

Weighted average shares outstanding	15,914	15,630	16,017

Earnings per share-diluted:
Income before cumulative effect of change in accounting principle	$0.72	$0.70	$0.46

Cumulative effect of change in accounting principle	—	0.01	—
Net income	$0.72	$0.71	$0.46

Weighted average shares outstanding	18,464	17,588	16,931

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Net income	$13,275	$12,527	$7,763
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(759)	139	247

Comprehensive income	$12,516	$12,666	$8,010

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2000	16,149,650	$65,291	$3,524	$502	$69,317
Net income	—	—	7,763	—	7,763
Exercise of stock options	58,750	83	—	—	83
Effect of compensation expense for options	—	1,369	—	—	1,369
Issuance of restricted stock	9,000	—	—	—	—
Repurchase of stock	(646,000)	(3,113)	—	—	(3,113)
Change in unrealized gain on securities, net	—	—	—	247	247

Balance, December 31, 2001	15,571,400	$63,630	$11,287	$749	$75,666
Net income	—	—	12,527	—	12,527
Exercise of stock options	265,325	573	—	—	573
Tax effect of exercised stock options	—	454	—	—	454
Repayment of note	—	300	—	—	300
Change in unrealized gain on securities, net	—	—	—	139	139

Balance, December 31, 2002	15,836,725	$64,957	$23,814	$888	$89,659
Net income	—	—	13,275	—	13,275
Exercise of stock options	263,479	651	—	—	651
Tax effect of exercised stock options	—	501	—	—	501
Change in unrealized gain on securities, net	—	—	—	(759)	(759)

Balance, December 31, 2003	16,100,204	$66,109	$37,089	$129	$103,327

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,275	$12,527	$7,763
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for converting option plan	—	—	1,369
Gain on sales of securities available for sale	(506)	(491)	—
Gains on sales of loans	—	—	(1,607)
Sales of loans held for sale	—	—	16,643
Provision for loan losses	17,737	638	615
Accretion of discount on loans	(4,900)	—	(62)
Depreciation and amortization	1,119	931	830
FHLB stock dividend	(138)	(271)	(202)
Decrease in residual interests in securitizations	—	—	8,861
Increase in accrued interest receivable	(3,064)	(278)	(4,360)
(Increase) decrease in other assets	(6,661)	8,818	(2,689)
Increase in bank owned life insurance	—	(10,147)	(113)
Deferred income taxes	4,560	6,182	3,681
Amortization of premiums on securities	3,605	3,806	1,565
Decrease in accrued expenses and other liabilities	(1,750)	(3,236)	(650)

Net cash provided by operating activities	23,277	18,479	31,644

Cash flows from investing activities:
Purchase of securities available for sale	(1,371,779)	(741,609)	(499,547)
Proceeds from maturities of investment securities available for sale	643,105	335,510	436,936
Proceeds from sale of investment securities available for sale	125,125	84,708	—
Repayments of mortgage loans	—	194	849
Purchases, net of repayments, of non-mortgage loans	(115,904)	(69,841)	(58,891)
Purchase of bank owned life insurance	—	(10,000)	—
Purchases of premises and equipment	(1,582)	(1,507)	(1,363)
Purchase of FHLB stock, net	(9,750)	5,096	(3,298)
Proceeds from sale of real estate owned	—	—	907

Net cash used in investing activities	(730,785)	(397,449)	(124,407)

Cash flows from financing activities:
Net increase in deposits	29,931	111,108	9,120
Purchase of treasury stock	—	—	(3,113)
Proceeds from repurchase agreements	667,581	269,848	114,776
(Repayments) proceeds from FHLB advances	—	(130,000)	70,000
Repayment of note receivable	—	300	—
Proceeds from exercise of stock options	651	573	83
Issuance of trust preferred stock	10,000	—	—

Net cash provided by financing activities	708,163	251,829	190,866

Net increase (decrease) in cash and cash equivalents	655	(127,141)	98,103
Cash and cash equivalents at beginning of year	13,554	140,695	42,592

Cash and cash equivalents at end of year	$14,209	$13,554	$140,695

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$23,020	$19,059	$19,082

Taxes	$12,684	$6,366	$2,669

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to held for sale	$—	$—	$14,187

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2003 and 2002

1.    Organization

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

These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses.

2.    Summary Of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UPFC, PAFI, and the Bank. Substantially all of UPFC’s revenues are derived from the operations of the Bank and they represent substantially all of UPFC’s consolidated assets and liabilities as of December 31, 2003 and 2002. Significant inter-company accounts and transactions have been eliminated in consolidation.

Reclassifications

Certain reclassifications have been made to 2002 amounts to conform with the 2003 presentation.

Cash And Cash Equivalents

For financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, federal funds sold and highly liquid interest-bearing deposits with original maturities of three months or less.

Securities

Securities are classified in one of three categories; held-to-maturity, trading, or available-for-sale. Investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as trading are carried at fair value with any gains and losses reflected in earnings. All other investments are classified as available-for-sale and are carried at fair value with any unrealized gains and losses included as a separate component of shareholders’ equity, net of applicable taxes.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

gains and losses for securities classified as available-for-sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Stock Option Plan

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation: (“SFAS No. 123”), UPFC accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. UPFC provides the pro forma net income, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

	Years Ended December 31,
	2003	2002	2001
Net income to common shareholders:
As reported	$13,275	$12,527	$7,763
Pro forma	12,311	11,861	7,025

Earnings per share:
As reported—basic	$0.83	$0.80	$0.48
As reported—diluted	0.72	0.71	0.46
Pro-forma—basic	0.77	0.71	0.44
Pro-forma—diluted	0.69	0.72	0.42

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

Allowance For Loan Losses

Prior to January 1, 2003 the allowance for loan losses included a portion, generally 9.0% to 11.5% of the net contract amount of automobile installment contracts. This allocation at purchase represented Management’s

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

estimate of the losses expected over the life of the contract. UPFC also charged current earnings with a provision for estimated losses on IPF loans. Management periodically made additional provisions for loan losses, charged against current earnings, based on the determination of the adequacy of allowance for loan losses. Management’s determination of the adequacy of the allowance for loan losses took into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

Commencing January 1, 2003, after consultation with the OTS, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

Recent Accounting Pronouncements

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

These amendments clarify the definition of a derivative, expand the nature of exemptions from Statement 133, clarify the application of hedge accounting when using certain instruments, clarify the application of paragraph 13 of Statement 133 to embedded derivative instruments in which the underlying is an interest rate, and modify the cash flow presentation of derivative instruments that contain financing elements. Certain DIG issues, once approved, required amendment to Statement 133. These amendments are reflected in FAS 149. Certain other DIG issues have been amended by FAS 149. FAS 149 is effective for derivative transactions and hedging relationships entered into or modified after September 30, 2003. The adoption of FAS 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued FASB Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The Statement also includes required disclosures for financial instruments within its scope. For the Company, the Statement was effective for instruments entered into or modified after May 31, 2003 and otherwise will be effective as of January 1, 2004, except for mandatorily redeemable financial instruments. For certain mandatorily redeemable financial instruments, the Statement will be effective for the Company on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatorily redeemable financial instruments. The Company currently does not have any financial instruments that are within the scope of this Statement.

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We will be required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before January 1, 2004, the Interpretation will be applied beginning on January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entity initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The Company is evaluating the impact of applying FIN 46R to existing variable interest entities in which it has variable interests and has not yet completed this analysis. At this time, management does not expect the adoption of FIN 46R to have a material impact on the Company’s financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for–profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on our consolidated financial position, results of operations and cash flow.

3.    Securities Available-For-Sale

Securities available-for-sale are as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2003
U.S. government agency securities	$105,138	$139	$—	$105,277
U.S. government agency mortgage-backed securities	1,097,107	918	858	1,097,167

Total securities	$1,202,245	$1,057	$858	$1,202,444

2002
U.S. government agency securities	$287,801	$492	$100	$288,193
U.S. government agency mortgage-backed securities	314,008	1,256	189	315,075

Total Securities	$601,809	$1,748	$289	$603,268

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

The carrying and estimated fair values of securities at December 31, 2003 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2003 there were $1.1 billion of securities pledged for FHLB borrowings and repurchase agreements.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$37,993	$37,993
One to five years	42,807	42,873
Over five years	24,338	24,411
Mortgage-backed securities	1,097,107	1,097,167

Total	$1,202,245	$1,202,444

Proceeds from the sale of securities available-for-sale for the years ended December 31, 2003, 2002 and 2001 were as follows:

	For the year ended December 31,
	2003	2002	2001
Proceeds from sales of securities available-for-sale	$125,125	$84,708	$—
Gross realized gains	506	491	—
Gross realized losses	—	—	—

The table below shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2003.

	Less Than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
US government agency securities	$19,673	$4	$—	$—	$19,673	$4
US government agency mortgage-backed securities	376,395	784	5,253	70	381,648	854

Total temporarily impaired securities	$396,068	$788	$5,243	$70	$401,321	$858

All of our investments are in United States government or agency guaranteed debt and display minimal credit risk. Any price impairments are caused by movements in market interest rates, which can also cause variation in expected prepayments of mortgage-backed securities.

We have a total of 18 positions currently in an unrealized loss position. Only 1 of these positions has been in an unrealized loss position for over 12 months. This one position is in a security backed by the full faith and credit of the United States Government for principal and interest. We therefore conclude that all impairments are temporary.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

4.    Loans and Contracts

Loans are summarized as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$405,085	$293,440
Insurance premium finance	12,984	17,922
Other consumer	49	80

	418,118	311,442

Commercial loans:
Insurance premium finance	28,259	18,400

	28,259	18,400

Total loans and contracts	446,377	329,842
Less:
Unearned finance charges	(5,385)	(3,490)
Unearned discount	(14,368)	—
Allowance for loan losses	(20,384)	(23,179)

Total loans and contracts, net	$406,240	$303,173

Contractual weighted average interest rate	22.02%	21.83%

The amount of interest income related to IPF loans included in the Consolidated Statements of Income was $2,555,000, $2,169,000 and $2,299,000 for 2003, 2002 and 2001 respectively. These amounts represented the interest received by IPF after netting the servicing fees paid to BPN of $2,979,000, $3,692,000 and $3,078,000 respectively.

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Balance at beginning of year	$23,179	$17,460	$15,156
Provision for loan losses	17,737	638	615
Purchase discounts on automobile installment contracts allocated to the allowance for loan losses	—	22,414	12,169
Charge-offs	(22,320)	(18,411)	(10,886)
Recoveries	1,788	1,078	406

Net charge-offs	(20,532)	(17,333)	(10,480)

Balance at end of year	$20,384	$23,179	$17,460

The discounts allocated to the allowance for loan losses were comprised of acquisition discounts on the Company’s purchase of automobile installment contracts. UPFC allocated the estimated amount of discounts attributable to credit risk to the allowance for loan losses based on an analysis of loss history. Allocation amounts were 11.5% and 10.5% of net loan amount as of December 31, 2002 and 2001, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

After consultation with the Office of Thrift Supervision (“OTS”), commencing January 1, 2003, the Bank began to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. The Company policy was to maintain an allowance for all loans in its portfolio to cover estimated net charge-offs for the next 6 months for loans purchased after January 1, 2003. The Company believed this was an adequate allowance, in light of its historical experience, management’s assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. In the third quarter of 2003, the OTS recommended the Company change its policy to maintain an allowance for all loans on its portfolio to cover estimated net charge-offs for the next 12 months. This change in accounting estimate is included in the Company’s $9.7 million charge to earnings in the third quarter of 2003 to increase the allowance for loan losses to the required level.

The total allowance for loan losses was $20.4 million at December 31, 2003 compared with $23.2 million at December 31, 2002, representing 4.78% of loans at December 31, 2003 and 7.11% at December 31, 2002. Additionally, unearned discounts on loans totaled $14.4 million at December 31, 2003 compared with zero at December 31, 2002, representing 3.26% of loans at December 31, 2003.

The following table sets forth information with respect to the Company’s non-performing assets:

	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$139	$172

Totals	$139	$172

Percentage of non-performing assets to total assets	0.01%	0.02%

At December 31, 2003, the aggregate investment in loans considered to be impaired was $139,000 compared to $172,000 at December 31, 2002. The average recorded investment in impaired loans during the years ended December 31, 2003 and 2002 was approximately $139,000 and $650,000, respectively.

5.    Federal Home Loan Bank Stock

The Bank is a member of the Federal Home Loan Bank System (“FHLB”) and as such is required to maintain an investment in capital stock of the FHLB of San Francisco. The Bank owned 115,630 shares at December 31, 2003 and 16,750 shares at December 31, 2002 of the FHLB’s $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank’s outstanding advances from the FHLB, and minimum stock requirements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

6.    Interest Receivable

Interest receivable is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Auto loans	$8,302	$4,905
Securities	1,547	1,880

Total	$9,849	$6,785

7.    Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Furniture and equipment	$7,661	$6,081
Leasehold improvements	342	339

	8,003	6,420
Less: Accumulated depreciation and amortization	(4,840)	(3,720)

Total	$3,163	$2,700

Depreciation and amortization expense was $1,119,000 for the year ended December 31, 2003, $931,000 for the year ended December 31, 2002 and $830,000 for the year ended December 31, 2001.

8.    Deposits

Deposits are summarized as follows:

	December 31,
	2003		2002
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Deposits with no stated maturity:
Regular and money market passbook	$72,990	1.45%	$52,911	1.72%
NOW accounts and money market checking	19,331	0.71%	16,854	1.00%

	92,321	1.30%	69,765	2.03%
Time deposits less than $100,000	310,535	3.00%	314,130	3.63%
Time deposits $100,000 and over	95,533	2.53%	84,563	3.13%

	406,068	2.90%	398,693	3.52%

Total deposits	$498,389	2.59%	$468,458	3.23%

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

A summary of time deposits by remaining maturity is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Maturity within one year	$184,292	$185,296
Maturity within two years	86,812	58,852
Maturity within three years	79,332	41,628
Maturity over three years	55,632	112,917

Total	$406,068	$398,693

9.    Borrowings

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and repurchase agreements) at or for the years ended on the dates indicated. All borrowings had original maturities of less than 1 year.

	At or For Years Ended December 31,
	2003	2002
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$130,000
Balance at end of period	—	—
Average balance for period	—	38,947
Weighted average interest rate on balance at end of period	—	—
Weighted average interest rate on average balance for period	—	2.11%
Repurchase agreements
Maximum month-end balance	$1,052,205	$410,324
Balance at end of period	1,052,205	384,624
Average balance for period	755,755	260,139
Weighted average interest rate on balance at end of period	1.14%	1.40%
Weighted average interest rate on average balance for period	1.20%	1.79%

10.    Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Income from continuing operations	$9,012	$7,674	$4,964
Cumulative effect of change in accounting principle	—	68	—

Total tax expense	$9,012	$7,742	$4,964

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

The provision for income taxes including cumulative effect of change in accounting principle is comprised of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Federal taxes:
Current	$11,067	$447	$1,186
Deferred	(3,911)	6,128	2,651

	7,156	6,575	3,837

State taxes:
Current	2,505	1,114	97
Deferred	(649)	53	1,030

	1,856	1,167	1,127

Total	$9,012	$7,742	$4,964

The tax effects of significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$319	$373
Loan loss allowances	5,959	6,550
Discontinued operations and accrued lease obligations	7	418
Intangible assets	658	745
Compensation related reserve	977	1,062
State taxes	802	463
Depreciation and amortization	—	13
Accrued liabilities	55	107
Other	207	207

Total gross deferred tax assets	8,984	9,938

Deferred tax liabilities:
FHLB stock dividends	(513)	(334)
Market discount	(2,565)	(8,354)
Unrealized gain on securities available for sale	(70)	(571)
Depreciation and amortization	(96)	—

Total gross deferred tax liabilities	(3,244)	(9,259)

Net deferred tax assets	$5,740	$679

UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

At December 31, 2003 and 2002, UPFC had a net current income tax receivable of $2.4 million and $3.3 million, respectively.

UPFC has state net operating loss carry forwards of $6.4 million that expire from 2012 to 2021 and an alternative minimum tax credit of $207,000 that may be carried forward indefinitely.

UPFC’s effective income tax rate differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2003	2002	2001
Expected statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefits	5.4	3.7	5.8
Other, net	0.0	(0.5)	(0.8)

Effective tax rate	40.4%	38.2%	39.0%

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

11.    Regulatory Capital Requirements

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”) established new capital standards for savings institutions, requiring the Office of Thrift Supervision (“OTS”) to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions. Such regulations include three capital requirements: a tangible capital requirement equal to 1.5% of adjusted total assets, a leverage limit or core capital requirement equal to 4.0% of adjusted total assets, and a risk-based capital requirement equal to 8.0% of risk-weighted assets.

At December 31, 2003 and December 31, 2002 the Bank had the following regulatory capital requirements and capital position:

	December 31, 2003			December 31, 2002
	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Tangible capital	$102,300	$25,044	$77,256	$78,547	$14,264	$64,283
Tangible capital ratio	6.12%	1.50%	4.62%	8.26%	1.50%	6.76%
Core capital	$102,300	$66,783	$35,517	$78,547	$37,993	$40,554
Core capital (leverage) ratio	6.12%	4.00%	2.12%	8.26%	4.00%	4.26%
Risk-based capital	$110,305	$51,077	$59,228	$82,359	$34,510	$47,849
Percent of risk-weighted assets	17.28%	8.00%	9.28%	18.27%	8.00%	10.27%

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be “well capitalized” as of December 31, 2003.

Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because the Bank is deemed by the OTS to have an excessive concentration risk in auto loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consists primarily of mortgage-backed securities. UPFC’s Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing UPFC’s non-prime automobile finance business with insured deposits of the Bank. UPFC intends to pursue strategic financing and other available alternatives, which will enable it to conduct its non-prime automobile lending business outside a federal thrift charter. In the meantime, UPFC will continue with its planned expansion of its automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in its portfolio and reduce its reliance on insured deposits of the Bank.

Since that date, there are no conditions or events that management believes would have changed its “well-capitalized” designation.

The Bank had the following regulatory capital calculated in accordance with FDICIA’s capital standards for a “well capitalized” institution:

	December 31, 2003			December 31, 2002
	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Leverage	$102,300	$83,479	$18,821	$78,547	$47,547	$31,000
Leverage ratio	6.12%	5.00%	1.12%	8.26%	5.00%	3.26%
Tier 1 risk-based	$102,300	$38,308	$63,992	$78,547	$27,163	$51,384
Tier 1 risk-based ratio	16.00%	6.00%	10.00%	17.43%	6.00%	11.43%
Total risk-based	$110,305	$63,847	$46,458	$82,359	$45,079	$37,280
Total risk-based ratio	17.28%	10.00%	7.28%	18.27%	10.00%	8.27%

At periodic intervals, both the OTS and Federal Deposit Insurance Corporation (“FDIC”) routinely examine the Bank’s financial statements as part of their legally prescribed oversight of the savings and loan industry. Based on these examinations, the regulators can direct that the Bank’s financial statements be adjusted in accordance with their findings.

12.    Commitments And Contingencies

All branch and office locations are leased by UPFC under operating leases expiring at various dates through the year 2009. Rent expense was $3.1 million, $2.6 million and $1.9 million for the years ended December 31, 2003, 2002 and 2001 respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

Future minimum rental payments as of December 31, 2003 under existing leases are set forth as follows:

Years ending December 31:	(Dollars in thousands)
2004	$3,308
2005	3,010
2006	2,415
2007	1,234
2008	474
2009	12

Total	$10,453

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

13.    Stock Options

In 1994, UPFC adopted a stock option plan and, in November 1997, June 2001, and June 2002, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 7,000,000. Options issued pursuant to the Plan have been granted at an exercise price of no less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

Stock option activity is as follows:

	Years Ended December 31,
	Shares 2003	Weighted Average Exercise Price	Shares 2002	Weighted Average Exercise Price	Shares 2001	Weighted Average Exercise Price
	(Dollars in thousands, except per share amounts)
Balance at beginning of year	5,112,646	$6.39	3,628,991	$3.53	1,161,250	$5.48
Granted	472,500	12.67	2,035,000	11.23	2,899,195	3.15
Canceled or expired	(238,649)	8.11	(286,020)	8.49	(372,704)	6.96
Exercised	(263,479)	2.31	(265,325)	2.16	(58,750)	1.41

Balance at end of year	5,083,018	$7.11	5,112,646	$6.39	3,628,991	$3.53

Weighted average fair value per share of options granted during the year	$7.88		$3.55		$1.13

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

UPFC applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was zero in 2003 and 2002 and $1,369,000 in 2001.

The fair value of options and restricted stock granted under the Plan was estimated on the date of grant using the Black-Sholes option-pricing model with the following weighted average assumptions used: no dividend yield, 70% volatility, risk-free interest rate of 3.50% in 2003 and 6.00% in 2002 and 2001 and expected lives of 5 years in 2003, 2002 and 2001.

At December 31, 2003, options exercisable to purchase 3,674,742 shares of UPFC’s common stock under the Plan were outstanding as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Expiration Date	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	20,000	2005	$3.00	20,000	$3.00
$0.80	18,750	2006	0.80	18,750	0.80
$11.00	20,000	2007	11.00	20,000	11.00
$0.24 to $4.75	1,479,720	2008	0.92	1,479,720	0.92
$1.31 to $6.64	370,204	2009	4.29	370,204	4.29
$1.78 to $20.00	892,423	2010	14.01	819,937	14.23
$2.19 to $10.00	1,721,421	2011	8.36	806,631	8.06
$4.87 to $7.15	183,000	2012	6.56	77,000	6.50
$6.26 to $18.50	377,500	2013	12.75	62,500	13.05

	5,083,018			3,674,742

The weighted average remaining contractual life of outstanding options was 6.34 years, 7.11 years and 7.09 years for December 31, 2003, 2002 and 2001, respectively.

14.    401(k) Plan

UPFC maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees of UPFC. Under the 401(k) Plan, employees may contribute up to 60% of their pre-tax salary or the annual dollar limit of $12,000 for 2003. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by UPFC in 2003, 2002 and 2001 were $232,000 $134,000 and $173,000, respectively. The Company used account forfeitures in 2002 and 2001 to fund a portion of its contribution.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

15.    Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Amortization/write-off of intangible assets	$—	$—	$561
Professional fees	649	973	903
Loan and collection expenses	2,437	1,905	1,351
Travel and entertainment	1,767	1,365	1,057
Marketing	496	529	505
Data processing	1,063	981	759
Forms, supplies, postage and delivery	1,199	1,022	819
Telephone	1,474	1,104	801
Insurance premiums	508	492	489
Other	788	740	524

Total	$10,381	$9,111	$7,769

16.    Earnings Per Share

UPFC calculates earnings per share as shown below:

	Years Ended December 31,
	2003	2002	2001
	(In thousands, except per share amounts)
Earnings per share—basic:
Income	$13,275	$12,527	$7,763

Average common shares outstanding	15,914	15,630	16,017

Per share	$0.83	$0.80	$0.48

Earnings per share—diluted:
Income	$13,275	$12,527	$7,763

Average common shares outstanding	15,914	15,630	16,017
Add: Stock options	2,550	1,958	914

Average common shares outstanding—diluted	18,464	17,588	16,931

Per share	$0.72	$0.71	$0.46

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

17.    Fair Value Of Financial Instruments

The estimated fair value of UPFC’s financial instruments is as follows at the dates indicated:

	December 31, 2003		December 31, 2002
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$14,209	$14,209	$13,544	$13,544
Securities	1,202,444	1,202,444	603,268	603,268
Loans, net	406,240	406,240	303,173	303,173
Federal Home Loan Bank stock	11,563	11,563	1,675	1,675
Liabilities:
Deposits	498,389	499,392	468,458	487,340
Other borrowings	1,052,205	1,052,205	384,624	384,624

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

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

	At or For Year Ended December 31, 2003
	Auto Finance	Insurance Premium Finance	Banking	Total
	(Dollars in thousands)
Net interest income	$68,031	$2,555	$7,479	$78,065
Provision for loan losses	17,771	(34)	—	17,737
Non-interest income	452	539	2,372	3,363
Non-interest expense	34,391	190	6,823	41,404

Segment profit (pre-tax)	$16,321	$2,938	$3,028	$22,287

Total assets	$377,466	$41,243	$1,252,007	$1,670,716

	At or For Year Ended December 31, 2002
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$39,867	$2,169	$10,171	$52,207
Provision for loan losses	400	238	—	638
Non-interest income	379	542	959	1,880
Non-interest expense	26,308	303	6,743	33,354

Segment profit (pre-tax)	$13,538	$2,170	$4,387	$20,095

Total assets	$276,052	$36,322	$638,912	$951,286

	At or For Year Ended December 31, 2001
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$30,378	$2,299	$5,953	$38,630
Provision for loan losses	250	365	—	615
Non-interest income	321	459	1,924	2,704
Non-interest expense	18,846	255	8,891	27,992

Segment profit (pre-tax)	$11,603	$2,138	$(1,014)	$12,727

Total assets	$200,665	$39,632	$449,276	$689,573

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

19.    Holding Company Financial Information

Following are the financial statements of United PanAm Financial Corp. (holding company only):

	Years Ended December 31,
	2003	2002
	(Dollars in thousands)
Statements of Financial Condition
Cash	$369	$1,009
Note receivable from affiliate	9,523	7,720
Other assets	1,476	1,740
Investment in subsidiaries	102,300	79,471

Total assets	$113,668	$89,940

Other liabilities	$10,341	$281

Total liabilities	10,341	281

Shareholders’ equity	103,327	89,659

Total liabilities and shareholders’ equity	$113,668	$89,940

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Statements of Operations
Equity in undistributed income of subsidiaries	$13,635	$12,764	$8,362
Interest income	227	318	1,446

Total income	13,862	13,082	9,808

Interest Expense	170	—	—
Other expense	655	716	2,433

Total expense	825	716	2,433

Income before income taxes	13,037	12,366	7,375
Income taxes (benefit)	(238)	(161)	(388)

Net income	$13,275	$12,527	$7,763

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$13,275	$12,512	$7,763
Equity in earnings of subsidiaries	(13,635)	(12,764)	(8,362)
(Increase) decrease in accrued interest receivable	(364)	155	2,226
Decrease (increase) in other assets	1,422	125	(1,155)
Increase (decrease) in other liabilities	10,060	214	(585)
Compensation expense for converting option plan	—	—	1,369
Other, net	—	(16)	—

Net cash provided by (used in) operating activities	10,758	226	1,256

Cash flows from investing activities:
(Increase) repayment of notes receivable	(1,803)	13,715	206
Other, net	29	—	—

Net cash (used in) provided by investing activities	(1,774)	13,715	206

Cash flows from financing activities:
Capital contributed to subsidiary	(9,982)	(15,000)	2,612
Purchase of treasury stock	—	—	(3,113)
Proceeds from exercise of stock options	651	573	83
(Increase) repayment of director loan	(293)	300	—

Net cash (used in) financing activities	(9,624)	(14,127)	(418)

Net (decrease) increase in cash and cash equivalents	(640)	(186)	1,044
Cash and cash equivalents at beginning of year	1,009	1,195	151

Cash and cash equivalents at end of year	$369	$1,009	$1,195

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$170	$—	$—

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

20.    Quarterly Results of Operations (Unaudited)

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(Dollars in thousands, except per share data)
2003:
Net interest income	$15,229	$18,284	$20,909	$23,643
Provision for loan losses	535	2,095	9,674	5,433
Non-interest income	1,220	771	557	815
Non-interest expense	9,321	10,096	10,626	11,360

Income before income taxes	6,593	6,864	1,166	7,665
Income taxes	2,683	2,758	475	3,096

Net Income	$3,910	$4,106	$691	$4,569

Earnings per share—basic	$0.25	$0.26	$0.04	$0.29

Earnings per share—diluted	$0.22	$0.23	$0.04	$0.24

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(Dollars in thousands, except per share data)
2002:
Net interest income	$11,700	$12,768	$13,631	$14,108
Provision for loan losses	85	99	51	403
Non-interest income	366	300	519	695
Non-interest expense	7,879	7,992	8,593	8,890

Income before income taxes and cumulative effect of change in accounting principle	4,102	4,977	5,506	5,510
Income taxes	1,541	1,953	2,171	2,009

Income before cumulative effect of change in accounting principle	$2,561	$3,024	$3,335	$3,501
Cumulative effect of change in accounting principle, net of tax	106	—	—	—

Net Income	$2,667	$3,024	$3,335	$3,501

Earnings per share—basic	$0.17	$0.19	$0.21	$0.22

Earnings per share—diluted	$0.15	$0.17	$0.19	$0.20

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2003 and 2002

21.    Trust Preferred Securities

During the year ended December 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust1. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 4.20% as of December 31, 2003. The final maturity of these securities is 30 years, however, they can be called at par any time after five years, at the option of the Company.

22.    Sale of San Francisco Branch

In September 2003 we sold the deposits of our banking branch in San Francisco, California to Mission National Bank of San Francisco, California. The transaction closed on February 9, 2004 and Mission National Bank assumed $34.2 million of deposits and paid a premium to us of 0.75% of deposits totaling $256,000. Mission National Bank also purchased all existing fixed assets and hired all existing employees.