Form 10-Q
period 2004-03-31
UNITED PAN AM FINANCIAL CORP
filed 2004-05-13
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2004 was 16,144,098 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

MARCH 31, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands)	March 31, 2004	December 31, 2003

Assets

Cash and due from banks	$7,981	$8,376
Short term investments	44,702	5,833

Cash and cash equivalents	52,683	14,209
Securities available for sale, at fair value	1,115,915	1,202,444
Loans	478,574	440,992
Less unearned discount	(17,857)	(14,368)
Less allowance for loan losses	(21,347)	(20,384)

Loans, net	439,370	406,240
Premises and equipment, net	3,265	3,163
Federal Home Loan Bank stock, at cost	11,563	11,563
Accrued interest receivable	10,732	9,849
Other assets	21,242	23,248

Total assets	$1,654,770	$1,670,716

Liabilities and Shareholders’ Equity
Deposits	$526,030	$498,389
Repurchase Agreements	1,004,536	1,052,205
Accrued expenses and other liabilities	5,237	6,795
Junior subordinated debentures/Trust preferred securities	10,300	10,000

Total liabilities	1,546,103	1,567,389

Common stock (no par value):
Authorized, 30,000,000 shares
Issued and outstanding, 16,132,758 at March 31, 2004 and 16,100,204 at December 31, 2003	66,306	66,109
Retained earnings	41,884	37,089
Unrealized gain on securities available for sale, net	477	129

Total shareholders’ equity	108,667	103,327

Total liabilities and shareholders’ equity	$1,654,770	$1,670,716

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)	Three Months Ended March 31,
	2004	2003
Interest Income
Loans	$27,076	$16,803
Short term investments	5,074	3,714

Total interest income	32,150	20,517

Interest Expense
Deposits	3,519	3,692
Repurchase agreements	2,859	1,596
Junior subordinated debentures	120	—

Total interest expense	6,498	5,228

Net interest income	25,652	15,229
Provision for loan losses	6,714	535

Net interest income after provision for loan losses	18,938	14,694

Non-interest Income
Services charges and fees	256	230
Loan related charges and fees	86	92
Gain on sale of securities	499	—
Other income	438	898

Total non-interest income	1,279	1,220

Non-interest Expense
Compensation and benefits	7,713	6,011
Occupancy	1,243	1,031
Other	3,206	2,279

Total non-interest expense	12,162	9,321

Income before income taxes	8,055	6,593
Income taxes	3,260	2,683

Net Income	$4,795	$3,910

Earnings per share-basic:
Net income	$0.30	$0.25

Weighted average shares outstanding	16,118	15,868

Earnings per share-diluted:
Net Income	$0.25	$0.22

Weighted average shares outstanding	19,153	17,796

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)	Three Months Ended March 31,
	2004	2003
Net income	$4,795	$3,910
Other comprehensive income, net of tax Unrealized gain (loss) on securities	348	(264)

Comprehensive income	$5,143	$3,646

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities
Net income	$4,795	$3,910

Adjustments to reconcile net income to net cash provided by operating activities:
Gain of sale of investment securities	(499)	—
Provision for loan losses	6,714	535
Depreciation and amortization	323	248
FHLB stock dividend	—	(51)
(Increase) decrease in accrued interest receivable	(883)	50
Decrease in other assets	1,835	4,602
Accretion of discount on loans	(2,486)	—
Decrease in accrued expenses and other liabilities	(1,558)	(2,671)
Amortization of premiums on investment securities	506	978

Net cash provided by operating activities	8,747	7,601

Cash Flows from Investing Activities
Purchase of investment securities	(265,254)	(464,509)
Proceeds from maturities of investment securities	119,932	261,407
Proceeds from sale of investment securities	232,428	—
Originations, net of repayments, of non-mortgage loans	(37,358)	(26,397)
Purchase of premises and equipment	(425)	(262)
Purchase of FHLB stock	—	(5,680)

Net cash provided by (used in) investing activities	49,323	(235,441)

Cash Flows from Financing Activities
Net increase in deposits	27,641	2,573
(Repayment) proceeds of repurchase agreements	(47,669)	240,553
Deconsolidation of trust preferred securities	300	—
Exercise of stock options	132	4

Net cash (used in) provided by financing activities	(19,596)	243,130

Net increase in cash and cash equivalents	38,474	15,290

Cash and cash equivalents at beginning of period	14,209	13,554

Cash and cash equivalents at end of period	$52,683	$28,844

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Dollars in thousands)	Three Months Ended March 31,
	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$7,010	$5,338

Income taxes	$941	$642

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2004 and 2003

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

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc. and Pan American Bank, FSB. Substantially all of the Company’s revenues are derived from the operations of the Bank and they represent substantially all of the Company’s consolidated assets and liabilities as of March 31, 2004 and December 31, 2003. Significant inter-company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

3. Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Earnings per share – basic:
Net income	$4,795	$3,910

Average common shares outstanding	16,118	15,868

Per share	$0.30	$0.25

Earnings per share – diluted:
Net income	$4,795	$3,910

Average common shares outstanding	16,118	15,868
Add: Stock options	3,035	1,928

Average common shares outstanding – diluted	19,153	17,796

Per share	$0.25	$0.22

4. Stock-Based Compensation

At March 31, 2004 and 2003, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2004	2003
Net income as reported	$4,795	$3,910
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$302	$257

Net income – pro forma	$4,493	$3,653

Net income per share as reported – basic	$0.30	$0.25

Net income per share – pro forma – basic	$0.28	$0.23

Net income per share as reported - fully diluted	$0.25	$0.22

Net income per share – pro forma – fully diluted	$0.24	$0.22

5. Allowance for Loan Losses

The total allowance for loan losses was $21.3 million at March 31, 2004 compared with $19.2 million at March 31, 2003, representing 4.63% of loans at March 31, 2004 and 5.43% at March 31, 2003.

6. Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an account change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03. Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on our consolidated financial position and results of operations.

7. Operating Segments

The Company has three reportable segments: automobile finance, insurance premium finance and banking. The automobile finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The insurance premium finance segment underwrites and finances automobile and commercial insurance premiums in California. The banking segment operates a three-branch federal savings bank and is the principal funding source for the Company’s automobile and insurance premium finance segments. The Company is in the process of implementing a strategic plan to no longer use insured deposits of the Bank as a funding source and, instead, to fund the automobile and insurance premium finance segments through securitizations and warehouse lines of credit.

For the insurance premium finance segment the allowance for loan losses was reduced during the first quarter of 2003, resulting in a recovery in provision for loan losses in this segment. This reduction reflects a substantial reduction in loan losses in this segment and in expected losses. This resulted from a change in loan mix from automobile insurance premium loans to commercial insurance premium loans, which have lower expected losses.

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

	At or For Three Months Ended March 31, 2004
	Automobile Finance	Insurance Premium Finance	Banking	Total
Net interest income	$22,336	$622	$2,694	$25,652
Provision for loan losses	6,700	14	—	6,714
Non-interest income	128	152	999	1,279
Non-interest expense	10,037	40	2,085	12,162

Segment profit, pre-tax	$5,727	$720	$1,608	$8,055

Total assets	$415,001	$37,446	$1,202,323	$1,654,770

	At or For Three Months Ended March 31, 2003
	Automobile Finance	Insurance Premium Finance	Banking	Total
Net interest income	$13,280	$623	$1,326	$15,229
Provision for loan losses	737	-202	—	535
Non-interest income	94	126	1,000	1,220
Non-interest expense	7,631	54	1,636	9,321

Segment profit, pre-tax	$5,006	$897	$690	$6,593

Total assets	$305,753	$34,881	$854,759	$1,195,393

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

For discussion of change in provision for loan loss see “Provision and Allowance for Loan Loss” on Page 14.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our banking business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

General

Company

We are a specialty finance company engaged primarily in non-prime automobile finance and insurance premium finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources.

Our automobile finance business is conducted through United Auto Credit Corporation, or UACC. UACC purchases and holds for investment nonprime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. Our insurance premium finance business is conducted through an agreement with BPN Corporation, or BPN. Under this agreement, we finance automobile and small business insurance premiums. BPN markets this financing primarily to independent insurance agents in California.

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank. While we currently use bank deposits to fund our automobile finance and insurance premium finance businesses, we are in the process of shifting the funding source of these businesses and have implemented a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank.

As part of our strategic plan, we have retained and are in the process of retaining financial advisors to assist with structuring and executing our plan. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. As part of our strategic plan, we may require the Bank to dividend all non-cash assets and excess capital to us, including the automobile finance and insurance premium finance businesses. Until our strategic plan is implemented, we are continuing with our planned expansion of the automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank. For more information see “Liquidity and Capital Resources – Strategic Plan Relating to Shift In Funding Sources.”

Automobile Finance Business

We entered the nonprime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank. UACC purchases automobile contracts primarily from dealers in used automobiles.

We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Nonprime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

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

Insurance Premium Finance Business

We entered the insurance premium finance business in May 1995 through an agreement with BPN. Under this ongoing agreement, we underwrite and finance consumer automobile and small business, or commercial, insurance premiums. BPN markets this financing primarily to independent insurance agents in California and services such insurance premium loans.

BPN markets the automobile insurance financing to drivers who are classified by insurance companies as non-standard or high risk for a variety of reasons, including age, driving record, a lapse in insurance coverage or ownership of high performance automobiles. We also provide commercial insurance financing to small businesses for property/casualty and specialty classes of insurance. Our collateral for both consumer and commercial loans is the unearned insurance premium held by the insurance provider. We do not sell or have the risk of underwriting the underlying insurance policy.

The Bank

The Bank is a federally chartered stock savings bank, which was formed in 1994 and has three retail branch offices in California and $526.0 million in deposits at March 31, 2004. During 2003, the Bank sold one of its retail bank branches in a transaction that closed on February 7, 2004. The deposits sold were approximately $35 million. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities.

Under federal regulatory requirements, the Bank must maintain at least 60% of its assets in mortgage-related securities. The Bank has chosen to meet this requirement by investing solely in AAA-rated, United States Government Agency securities. The mortgage-related securities we purchase are typically adjustable-rate investments, which we finance through similarly indexed adjustable rate repurchase agreements. As of March 31, 2004, we had approximately $1.3 billion in available repurchase contracts, typically one year committed lines, with staggered maturities to reduce our risk of liquidity shortfalls. We manage our investment securities portfolio with an emphasis on preserving capital by locking in a net spread between our asset yields and our cost of funds.

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by the Bank. However, we have implemented a strategic plan to shift the funding source of our automobile finance and insurance premium finance business to a source outside of the federal thrift charter. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. As part of our strategic plan, we may require the Bank to dividend all non-cash assets and excess capital to us, including the automobile finance and insurance premium finance businesses (which currently operate as subsidiaries of the Bank) and United States Government Agency Securities. For more information see “Liquidity and Capital Resources – Strategic Plan Relating to Shift In Funding Sources.”

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 2 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K. Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. The following is a brief description of our current accounting policies involving significant management valuation judgments

Allowance for Loan Losses

Our loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends by loan type, analysis of cumulative losses and evaluation of credit loss experienced by credit tier and geographic location. Other quantitative analyses include the concentration of any credit tier, the level of nonperformance and the percentage of delinquency. Qualitative analysis include trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

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

The Bank’s most recent examination by the Office of Thrift Supervisions (“OTS”) was completed in July 2003 and resulted in an adjustment to the Bank’s allowance for loan losses in the amount of $6.4 million to cover estimated net charge-offs for the next 12 months, as suggested by the OTS, as opposed to the previous policy to cover estimated net charge-offs for the next 6 months. For a further discussion about this change in estimate, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” presented in our 2003 Annual Report on Form 10-K.

Average Balance Sheets

The following table sets forth information relating to our operations for the three months ended March 31, 2004 and 2003. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended March 31,
	2004			2003
(Dollars in thousands)	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments	$1,183,760	$5,074	1.72%	$692,871	$3,714	2.17%
IPF loans, net(3)	38,884	1,089	11.26%	34,449	1,041	12.26%
Automobile installment Contracts, net(4)	381,772	25,987	27.38%	285,028	15,762	22.43%

Total interest earning assets	1,604,416	$32,150	8.06%	1,012,348	$20,517	8.22%

Non-interest earnings assets	61,936			38,350

Total assets	$1,666,352			$1,050,698

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$522,466	$3,519	2.71%	$470,895	$3,692	3.18%
Repurchase agreements	1,022,316	2,859	1.12%	479,426	1,596	1.35%
Junior subordinated debentures	10,300	120	4.69%	—	—	—%

Total interest bearing liabilities	1,555,082	$6,498	1.69%	950,321	$5,288	2.26%

Non-interest bearing liabilities	5,396			8,807

Total liabilities	1,560,478			959,128
Equity	105,874			91,570

Total liabilities and equity	$1,666,352			$1,050,698

Net interest income before provision for loan losses		$25,652			$15,229

Net interest rate spread(5)			6.36%			5.96%
Net interest margin(6)			6.43%			6.10%
Ratio of interest earning assets to interest bearing liabilities			103%			107%

(1)	Average balances computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for losses; includes non-performing loans.
(4)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

General

For the three months ended March 31, 2004, our net income increased $890,000 to $4.80 million from $3.91 million for the three months ended March 31, 2003.

The increase in net income was due primarily to a $10.4 million increase in net interest income, which increased to $25.6 million in the first quarter of 2004 from $15.2 million during the same quarter of 2003, partially offset by a $6.2 million increase in the provision for loan losses and a $2.8 million increase in non-interest expense. The provision expense for UACC in 2004 is largely due to a change in accounting estimates related to the allowance for loan losses that took effect in 2003. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased, including unearned finance charges, increased $44.2 million to $150.4 million for the three months ended March 31, 2004 from $106.2 million for the three months ended March 31, 2003, as a result of our planned growth in the automobile finance business. Our insurance premium finance originations increased $2.9 million to $27.3 million for the three months ended March 31, 2004 from $24.4 million for the three months ended March 31, 2003.

Interest Income

Interest income increased to $32.2 million for the three months ended March 31, 2004 from $20.5 million for the three months ended March 31, 2003 due primarily to a $592.1 million increase in average interest earning assets. The largest components of growth in average interest earning assets were investment securities, which increased by $490.9 million and automobile installment contracts, which increased by $96.7 million. The increase in investment securities was a result of an increase in commercial borrowings, reflecting the need to increase assets required for the Bank to meet the 30% qualified thrift lender requirement of the OTS. The increase in automobile contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.

Interest Expense

Interest expense increased to $6.5 million for the three months ended March 31, 2004 from $5.3 million for the three months ended March 31, 2003 due to a $604.8 million increase in average interest bearing liabilities, partially offset by a 57 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of the increase in interest bearing liabilities were deposits of the Bank, which increased to an average balance of $522.5 million during the quarter ended March 31, 2004 from $470.9 million during the quarter ended March 31, 2003 and borrowings under repurchase agreements which increased to an average balance of $1.0 billion for the quarter ended March 31, 2004 from $479.4 million during the quarter ended March 31, 2003. The average cost of liabilities decreased to 1.69% for the three months ended March 31, 2004 from 2.26% for the comparable period in 2003, generally as a result of a decrease in market interest rates and a greater concentration in repurchase agreements with lower funding costs.

Provision and Allowance for Loan Losses

Provision for loan losses was $6.7 million for the three months ended March 31, 2004 compared to $535,000 for the three months ending March 31, 2003. The provision for 2004 reflects a provision expense of $14,000 in our insurance premium finance business and $6.7 million in UACC. The provision expense for UACC in 2004 is largely due to a change in accounting estimate relating to the allowance for loan losses that took effect in 2003. For a discussion about this change in estimate, please see the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” presented in our 2003 Annual Report on Form 10-K.

The total allowance for loan losses was $21.3 million at March 31, 2004 compared with $19.2 million at March 31, 2003, representing 4.63% of loans at March 31, 2004 and 5.43% at March 31, 2003. Additionally, unearned discounts on loans totaled $17.9 million at March 31, 2004 compared with $14.3 million at March 31, 2003, representing 3.73% of loans at March 31, 2004 and 1.21% at March 31, 2003.

Annualized net charge-offs to average loans were 5.38% for the three months ended March 31, 2004 compared with 5.73% for the three months ended March 31, 2003. This rate was favorably impacted in 2003 by the recovery of $536,000 from the State of California for refund of sales taxes on repossessed autos. We applied for this refund of sales taxes based on a memorandum of opinion issued by the Board of Equalization of the state of California in 2000 wherein the state of California was required to refund sales taxes that had been paid on the loss portion of a repossessed automobile since January 1999. All amounts charged off on an automobile loan are charged to the allowance for loan losses. Thus, when we received a refund of sales taxes from the state of California, we returned the entire portion of the sales tax refund to the allowance account.

Non-interest Income

Non-interest income increased $59,000 to $1.3 million for the three months ended March 31, 2004 from $1.2 million for the three months ended March 31, 2003. This increase was the result of a $499,000 gain on sale of investment securities and a slight increase in services charges and fees, which was partially offset by a decrease in other income primarily related to the sale of the remaining portions of the mortgage securitization pools and the disposition of the remaining assets related to mortgage servicing that occurred in 2003 and was not repeated in 2004.

Non-interest Expense

Non-interest expense increased $2.9 million to $12.2 million for the three months ended March 31, 2004 from $9.3 million for the three months ended March 31, 2003. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 535 employees in 74 offices, as of March 31, 2004, from 411 employees in 58 offices, as of March 31, 2003.

Income Taxes

Income taxes increased $577,000 to $3.3 million for the three months ended March 31, 2004 from $2.7 million for the three months ended March 31, 2003. This increase occurred as a result of a $1.5 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets decreased $16 million, to $1.65 billion at March 31, 2004 from $1.67 billion at December 31, 2003. The decrease resulted primarily from a $86.5 million decrease in securities available for sale to $1.1 billion at March 31, 2004 from $1.2 billion at December 31, 2003 and a $2.0 million decrease in other assets partially offset by a $38.5 million increase in cash and cash equivalents and a $33.1 million increase in loans to $439.4 million at March 31, 2004 from $406.2 million at March 31, 2003. The decrease in securities and corresponding increase in cash and cash equivalents is primarily due to pay-downs and maturities in the portfolio. The increase in loans principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with planned growth in our automobile finance business unit.

Deposits increased $27.6 million overall to $526.0 million at March 31, 2004 from $498.4 million at December 31, 2003. Retail deposits decreased $22.6 million to $321.8 million at March 31, 2004 from $344.4 million at December 31, 2003. Brokered deposits increased $49.9 million to $204.3 million at March 31, 2004 from $154.4 million at December 31, 2003.

Repurchase agreements decreased $47.7 million to $1.00 billion at March 31, 2004 from $1.05 billion at December 31, 2003. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, which were used to repay repurchase agreements.

Shareholders’ equity increased to $108.7 million at March 31, 2004 from $103.3 million at December 31, 2003, primarily as a result of net income of $4.8 million during the three months ended March 31, 2004.

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

Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans we originate and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates.

As discussed below under “Liquidity and Capital Resources – Strategic Plan Relating to Shift in Funding Sources” we are in the process of shifting the funding source of our automobile finance and insurance premium finance businesses to warehouse credit lines and securitizations so we will no longer rely on insured deposits of the Bank as a funding source. When this shift in funding sources occurs, we will continue to manage our interest rate risk as described herein.

Our interest rate sensitivity is monitored by our board of directors and management through the use of a model, which estimates the change in our net portfolio value (“NPV”) over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We utilize a market value model based on quarterly financial information.

At December 31, 2003, the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was +3 basis points and would result in a $1.1 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was -7 basis points and would result in a $2.4 million decrease in the NPV of the Bank.

Although the NPV measurement provides an indication of our interest rate risk exposure at a particular point in time, such measurement is not intended to and does not provide a precise forecast of the effect of changes in market interest rates on our net interest income and will differ from actual results. Management monitors the results of this modeling, which are presented to our board of directors on a quarterly basis.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2003 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$153,618	$(3,746)	-2.38%	9.09%	-11 bp
+200 bp	54,961	(2,403)	-1.53%	9.13%	-7 bp
+100 bp	156,210	(1,154)	-0.73%	9.17%	-3 bp
0 bp	157,364	—	—%	9.20%	— bp
-100 bp	158,432	1,068	+0.68%	9.22%	+3 bp
-200 bp	159,042	1,679	+1.07%	9.22%	+3 bp
-300 bp	159,117	1,753	+1.11%	9.20%	— bp

Liquidity and Capital Resources

Overview

We require substantial capital resources and cash to support our business. Currently, our primary source of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. However, we are in the process of implementing a strategic plan to shift the funding source of our automobile finance and insurance premium finance businesses to warehouse credit lines and securitizations so we will no longer rely on insured deposits of the Bank or FHLB advances as a funding source.

Strategic Plan Relating to Shift In Funding Sources

We are in the process of shifting the funding source of our automobile finance and insurance premium finance businesses. We currently fund our automobile finance and our insurance premium finance businesses primarily with retail and wholesale bank deposits held by the Bank. However, we have implemented a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits.

As part of our strategic plan, we have retained and are in the process of retaining financial advisors to assist with structuring and executing our plan. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. We plan to receive the cash proceeds through warehouse credit lines, securitizations and the sale of whole loans from time to time. As part of our strategic plan, we may require the Bank to dividend all non-cash assets and excess capital to us, including the automobile finance and insurance premium finance businesses and United States Government Agency Securities. We plan to coordinate timing so we exit the federal thrift charter at or about the same time we receive cash proceeds through warehouse credit lines and securitizations. Accordingly, we will not have an interim period where we phase out reliance on insured deposits over time.

As we implement strategies to reduce our reliance on insured deposits of the Bank as a major source of funds, management intends to continue to use the most cost-effective source of funds whenever possible. Implementing our strategic plan, however, could increase our all-in cost of funds as our proposed alternative sources of financing are more susceptible to changes in interest rates. The pricing of warehouse lines and securitizations will depend on current market interest rates. Deposits of the Bank are generally less sensitive to changes in interest rates because the Bank has access to long-term deposits (such as certificates of deposit) that mature over time. As a result of the shift in funding sources, deposits will no longer be shown as a liability on our balance sheet; instead, we expect that securitizations and warehouse lines will appear as liabilities.

We will continue to maintain an allowance for loan losses, monitor interest rate risk and service the automobile finance and insurance premium finance contracts.

Principal Sources of Cash

Currently, our primary source of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. Once we exit the federal thrift charter, our primary source of funds will no longer be deposits at the Bank or FHLB advances, but will instead be securitizations and warehouse lines of credit.

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

Deposits

The Bank obtains deposits through its retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At March 31, 2004, such retail deposits were $321.8 million or 61.2% of total deposits.

The Bank uses broker-originated deposits to supplement its retail deposits and, at March 31, 2004, these deposits totaled $204.3 million or 38.8% of total deposits. Broker deposits are originated through major dealers specializing in such products. We use several major dealers to originate these deposits so if deposits are not renewed at the end of their term, we will negotiate obtaining deposits from another dealer. Until we exit the Bank’s federal thrift charter, if we are unable to retain a sufficient amount of deposits from all of the dealers, we would consider raising deposits through means of the Internet.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	Three Months Ended March 31,		Years Ended December 31,
	2004		2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$61,572	1.29%	$72,990	1.45%	$52,911	1.72%
Checking accounts	17,243	0.70%	19,331	0.71%	16,854	1.00%
Certificates of deposit
Under $100,000	349,836	2.82%	310,535	3.00%	314,130	3.63%
$100,000 and over	97,379	2.51%	95,533	2.53%	84,563	3.13%

Total	$526,030	2.51%	$498,389	2.59%	$468,458	3.23%

The following table sets forth the time remaining until maturity for all CDs for the dates indicated.

	March 31, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Maturity within one year	$216,537	$184,292	$185,295
Maturity within two years	98,349	86,812	58,852
Maturity within three years	87,726	79,332	41,628
Maturity over three years	44,603	55,632	112,918

Total certificates of deposit	$447,215	$406,068	$398,693

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

Subordinated Debentures

In 2003, we issued junior subordinated debt of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company obligated mandatorily redeemable preferred securities. In the first quarter we implemented FIN 46R, as a result the balance sheet now reflects Junior Subordinated Debentures as opposed to Trust Preferred Securities

Capital Requirements

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $107.0 million, or 6.48% of total adjusted assets, which is above the required level of $24.8 million, or 1.5%; the Bank had core capital of $107.0 million, or 6.48% of total adjusted assets, which is above the required level of $82.6 million, or 5.0%; and the Bank had risk-based capital of $115.3 million, or 17.40% of risk-weighted assets, which is above the required level of $66.3 million, or 10.0% for a well-capitalized institution.

As used herein, leverage or core ratio means the ratio of core capital to adjusted total assets and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” at March 31, 2004.

Through the Bank, we can obtain advances from the FHLB, collateralized by its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has it’s own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of March 31, 2004, the Bank’s total borrowing capacity under this credit facility was $496.4 million, of which $183.5 million was utilized to fund repurchase agreements and $312.9 million was available.

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and repurchase agreements) at or for the periods ended on the dates indicated.

	March 31, 2004	December 31,
		2003	2002
	(Dollars in thousands)
FHLB operating advances
Maximum month-end balance	$—	$—	$130,000
Balance at end of period	—	—	—
Average balance for period	—	—	38,974
Weighted average interest rate on balance at end of period	—%	—%	—%
Weighted average interest rate on average balance for period	—%	—%	2.11%
Repurchase agreements
Maximum month-end balance	$1,082,061	$1,052,205	$410,234
Balance at end of period	1,004,536	1,052,205	384,624
Average balance for period	1,022,316	755,755	260,139
Weighted average interest rate on balance at end of period	1.09%	1.14%	1.40%
Weighted average interest rate on average balance for period	1.12%	1.20%	1.79%

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2004.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Deposits	$295,352	$186,075	$44,603	$—	$526,030
Repurchase agreements	1,004,536	—	—	—	1,004,536
Operating lease obligations	2,408	6,611	603	—	9,622
Junior subordinated debentures	—	—	—	10,300	10,300

Total	$1,302,296	$192,686	$45,206	$10,300	$1,550,488

The obligations are categorized by their contractual due dates. Certain deposit accounts have no stated maturity but have been presented here as maturing in less than one year therefore; the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods

Lending Activities

Summary of Loan Portfolio.

At March 31, 2004, our net loan portfolio constituted $439.4 million, or 26.6% of our total assets.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Consumer Loans
Automobile installment contracts	$445,531	$405,085	$293,440
Insurance premium finance	10,299	12,984	17,922
Other consumer loans	48	49	80

Total consumer loans	455,878	418,118	311,442

Commercial Loans
Insurance premium finance	27,392	28,259	18,400

Total commercial loans	27,392	28,259	18,400

Total loans	483,270	446,377	329,842
Unearned finance charges	(4,696)	(5,385)	(3,490)
Unearned discounts	(17,857)	(14,368)	—
Allowance for loan losses	(21,347)	(20,384)	(23,179)

Total loans, net	$439,370	$406,240	$303,173

Loan Maturities.

The following table sets forth the dollar amount of loans maturing in our loan portfolio at March 31, 2004 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses. All loans maturing over one year are fixed rate loans.

	March 31, 2004
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years to 20 Years	More Than 20 Years	Total Loans
	(Dollars in thousands)
Consumer Loans	$20,177	$146,003	$288,533	$1,165	$—	$—	$455,878
Commercial loans	27,392	—	—	—	—	—	27,392

Total	$47,569	$146,003	$288,533	$1,165	$—	$—	$483,270

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $21.4 million at March 31, 2004 compared with $20.4 million at December 31, 2003 representing 4.63% of loans at March 31, 2004 and 4.78% at December 31, 2003. Additionally, unearned discounts on loans totaled $17.9 million at March 31, 2004 compared with $14.4 million at December 31, 2003, representing 3.73% of loans at March 31, 2004 and 3.26% at December 31, 2003.

For the insurance premium finance business loans, management established a level of allowance for loan losses based on recent trends in delinquencies and historical charge offs, currently 0.65% of loans, that it feels adequate for the risk in the portfolio. Each month an amount necessary to reach that level is charged against current earnings and added to allowance for loan losses.

For a discussion about our allowance for loan losses see “—Critical Accounting Policies, Allowance for Loan Losses.”

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at March 31, 2004, December 31, 2003 and 2002.

Loan Delinquencies	March 31, 2004	% of Total Loans	December 31, 2003	% of Total Loans	December 31, 2002	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$1,802	0.4%	$2,548	0.6%	$1,778	0.5%
60 to 89 days	756	0.1%	942	0.2%	808	0.3%
90+ days	401	0.1%	394	0.1%	480	0.1%

Total	$2,959	0.6%	$3,884	0.9%	$3,066	0.9%

Nonaccrual and Past Due Loans.

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

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges.) at March 31, 2004, December 31, 2003 and 2002.

	March 31, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Nonaccrual loans	$132	$139	$172

Total	$132	$139	$172

Non accrual loans as a percentage of total loans	0.03%	0.03%	0.05%

Allowance for Loan Losses.

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31, 2004	At or For the Year Ended December 31,
		2003	2002
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$20,384	$23,179	$17,460
Provision for loan losses	6,714	17,737	638
Charge-offs	(6,145)	(22,320)	(18,411)
Recoveries	394	1,788	1,078

Net charge-offs	(5,751)	(20,532)	(17,333)
Acquisition discounts allocated to loss allowance	—	—	22,414

Balance at end of period	$21,347	$20,384	$23,179

Annualized net charge-offs to average loans	5.38%	5.67%	5.88%
Allowance for loan losses as a percentage of total loans	4.63%	4.78%	7.10%

Cash Equivalents and Securities Portfolio

Our short term investments and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity that are imposed on the Bank.

The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

	March 31, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$4,702	$5,833	$3,590
U.S. agency securities	79,732	105,277	288,193
U. S. agency mortgage backed securities	1,036,183	1,097,167	315,075

Total	$1,120,617	$1,208,277	$606,858

Weighted average yield at end of period
Overnight deposits	0.68%	0.55%	0.69%
U.S. agency securities	1.64%	1.29%	2.10%
U.S. agency mortgage backed securities	1.58%	1.66%	2.43%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	79 months	36 months	55 months
U.S. agency mortgage-backed securities	320 months	313 months	286 months

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), as of the end of the quarter ended September 30, 2003, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

(b) Changes in Internal Controls

During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 2. Changes in Securities and Use of Proceeds.

Not applicable

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Not applicable

Item 6. Exhibits and Reports on Form 8-K.

(a) List of Exhibits

10.115	Employment Agreement dated March 1, 2004 between Pan American Bank, FSB and Garland Koch.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Filed March 30, 2004

Filed April 23, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: May 12, 2004	By:	/s/ Guillermo Bron
Guillermo Bron
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 12, 2004	By:	/s/ Garland W. Koch
Garland W. Koch
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)