Form 10-K/A
period 2003-12-31
UNITED PAN AM FINANCIAL CORP
filed 2004-09-03
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders that was held June 22, 2004 are incorporated by reference in PART III hereof. Such Proxy Statement was filed with the Securities and Exchange Commission on April 26, 2004.

EXPLANATORY NOTE

This amended Annual Report on Form 10-K/A amends and restates in its entirety our original Annual Report on Form 10-K for the year ended December 31, 2003 as of the date of filing the original Form 10-K, March 30, 2004. We are amending and restating the original Form 10-K in its entirety to correct and restate financial statements for 2002 and 2003.

Within this document are results that include a restatement of our financial condition and results of operations. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	A correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses for 2002 and 2003,

•	A reclassification of a gain on sale of residual interests in 2003 as discontinued operations, and

•	A correction in the computation of earnings per share to consider the tax benefit that the Company will receive as part of the assumed proceeds under the “treasury stock method”.

This Annual Report on Form 10-K/A for the year ended December 31, 2003 reflects corrections and restatements of the following financial statements: (a) consolidated statements of financial condition as of December 31, 2003 and 2002; (b) consolidated statements of operations for the years ended December 31, 2003 and 2002, unaudited consolidated statements of operations for the three months ended March 31, 2003 and 2002, for the three and six months ended June 30, 2003 and 2002, and for the three and nine months ended September 30, 2003 and 2002; (c) consolidated statements of comprehensive income for the years ended December 31, 2003 and 2002, unaudited consolidated statements of comprehensive income for the three months ended March 31, 2003 and 2002, for the three and six months ended June 30, 2003 and 2002, for the three and nine months ended September 30, 2003 and 2002 ; and (d) consolidated statements of cash flows for the years ended December 31, 2003 and 2002, unaudited consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, for the six months ended June 30, 2003 and 2002, for the nine months ended September 30, 2003 and 2002. For a more detailed description of the statements and reclassification, see “Note 2. Restatement of Consolidated Financial Statements” to the accompanying notes to the consolidated financial statements, “Restatements of Consolidated Financial Statements” and “Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K/A.

In addition to the changes discussed above, we have also made the following changes: (a) we clarified our discussion about our allowance for loan losses and deleted language that was no longer applicable to the allowance under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Classified Assets and Allowance for Loan Losses,” and under “Note 3. Summary of Significant Accounting Policies—Allowance for Loan Losses” to the Notes to Consolidated Financial Statements, and deleted language that was no longer applicable about our allowance for loan losses under “Note 5. Loans and Contracts” to the Notes to Consolidated Financial Statements; (b) we discussed the reclassification of a gain on sale of residual interests in 2003 as discontinued operations under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002—Non-interest Income”; (c) we discussed and corrected the computation of earnings per share under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002—Earnings per Share” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001—Earnings per Share” and under “Note 3. Summary of Significant Accounting Policies—Earnings Per Share” to the Notes to Consolidated Financial Statements and under “Note 17. Earnings Per Share” to the Notes to Consolidated Financial Statements; (d) we discussed the effects of the events of

September 11, 2001 on our provision for loan losses under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001—Provision for Loan Losses”; (e) we clarified a discussion about a $34,000 change in our loan loss provision set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002—Provision and Allowance for Loan Losses”; (f) we added a paragraph discussing an increase in bank-owned life insurance in 2002 under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Comparison of Financial Condition at December 31, 2002 and December 31, 2001”; (g) we added a table showing the breakdown of the allocation for loan losses under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Lending Activities—Allocation of the Allowance for Loan Losses”; (h) we added “Note 24. Goodwill” to the Notes to Consolidated Financial Statements, (i) we added clarifying language relating to our policy to charge off loans under “Item 1. Business—Servicing and Collection—Allowance for Loan Losses” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Classified Assets and Allowance for Loan Losses—Nonaccrual and Past Due Loans” and under “Note 3. Summary of Significant Accounting Policies—Interest Income” to the Notes to Consolidated Financial Statements; (j) we added clarifying language relating to our policy for requiring collateral for borrowings under “Note 10. Borrowings” to the Notes to Consolidated Financial Statements; (k) we added clarifying language relating to our subsidiary UPFC Trust I in “Note 22. Trust Preferred Securities” to the Notes to Consolidated Financial Statements; (l) we updated our discussion under “Item 9A. Disclosure of Controls and Procedures”; (m) we added “Note 2, Restatements of Consolidated Financial Statements”; and (n) we added a discussion about our internal controls under “Item 1. Business—Factors That May Affect Future Results of Operations.”

This Annual Report on Form 10-K/A speaks as of the end of the fiscal year 2003 as required by Form 10-K or as the date of filing the original Form 10-K. It does not update any of the statements contained therein. This Annual Report on Form 10-K/A contains forward looking statements which were made at the time the original Form 10-K was filed on March 30, 2004 and is subject to the factors described in “Item 1. Business—Factors that May Effect Future Results of Operations” and must be considered in light of any subsequent statements, including forward looking statements in any written statement subsequent to the filing of the original Form 10-K, including statements made in filings on reports on Form 8-K and Form 10-Q.

UNITED PANAM FINANCIAL CORP.

2003 ANNUAL REPORT ON FORM 10-K /A

PART I

Certain statements in this Annual Report on Form 10-K/A, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our banking business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Item 1. Business—Factors That May Affect Future Results of Operations.”

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

Operating Summary for Automobile Finance Business

The following table presents a summary of UACC’s key operating and statistical results for the years ended December 31, 2003, 2002 and 2001.

	At or for the Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands, except for averages)
Operating Data
Gross contracts purchased	$442,229	$314,644	$233,368
Net contracts outstanding	405,085	298,345	232,901
Unearned finance charges	5,385	3,490	18,881
Net contracts outstanding after unearned finance charges	399,700	294,855	214,020
Average purchase discount	6.81%	7.06%	7.89%
Unearned discount (% of net contracts)(1)	3.60%	—	—
Annual average percentage rate to customers	22.57%	22.25%	21.82%
Average yield on auto contracts, net	24.54%	22.45%	23.17%
Allowance for loan losses	$24,982	$27,582	$16,756

Loan Quality Data
Allowance for loan losses (as restated) (% of net contracts)(1)	6.25%	9.35%	7.83%
Delinquencies (% of net contracts)
31-60 days	0.50%	0.45%	0.47%
61-90 days	0.17%	0.20%	0.22%
90+ days	0.10%	0.09%	0.11%
Net charge-offs (% of average net contracts)	5.67%	6.20%	5.23%
Repossessions (net) (% of net contracts)	0.65%	0.88%	0.82%

Portfolio Data
Used vehicles	99.0%	99.0%	99.0%
Average vehicle age at time of contract (years)	4.7	5.1	5.5
Average original contract term (months)	48.8	47.7	45.7
Average gross amount financed as a percentage of WSB(2)	114%	115%	115%
Average net amount financed as a percentage of WSB(3)	107%	107%	107%
Average net amount financed per contract	$8,786	$8,748	$8,530
Average down payment	16%	16%	17%
Average monthly payment	$280	$281	$278

Other Data
Number of branches	70	54	40

(1)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “—Recent Changes in Accounting Estimates.”

(2)	WSB represents Kelly Wholesale Blue Book for used vehicles or National Automobile Dealers Association trade-in value or Black Book clean value.

(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.

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

Internal Audit Process

Each branch is audited quarterly by the respective Regional Manager, with review by a Divisional Vice President and certain members of our senior management at our corporate offices. Additionally, a sample of branches is audited each year by PriceWaterhouseCoopers, LLP for review of compliance with established policies and procedures.

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

Allowance for Loan Losses

As discussed elsewhere in this document, we have restated our financial condition and results of operations for the years ended December 31, 2003 and 2002 to reflect a correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses.

UACC’s policy is to charge-off accounts delinquent in excess of 120 days. The remaining balance of accounts where the collateral has been repossessed is charged-off by the end of the month in which the collateral is repossessed.

Historically, allowances for expected losses over the life of the automobile contract were established when each contract was purchased from the dealer. The allowance was provided from the dealer discount that was taken on each transaction and an adjustment to yield of the automobile contract. Loss allowance analyses were performed regularly to determine the adequacy of current allowance levels. At December 31, 2002, we allocated 11.5% of the net automobile contract amount of loan purchased to the allowance for loan losses. The loss allowances recorded at the time of purchase represented an estimate of expected losses over the lives of these automobiles contracts. The Company accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred.

If actual experience exceeded estimates, an additional provision for losses was established as a charge against earnings. Management periodically reviewed the percentage of net automobile contracts allocated to the allowance for loan losses.

Commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses record in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

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

Industry Segments

We have three reportable segments: auto finance, insurance premium finance and banking. Information regarding industry segments is set forth in Footnote Number 19 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K/A.

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

Website

Our website address is www.upfc.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K/A.

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

We are not able at this time to determine the impact of any such proposed guidance on financial condition or results of operation.

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

Transactions with Affiliates

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, any affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of any affiliates. Such restrictions prevent any affiliates from borrowing from us unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by us to or in any affiliate are limited, individually, to 10.0% of our capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20.0% of our capital and surplus. Some of the entities included in the definition of an affiliate are parent companies; sister banks, sponsored and advised companies, investment companies whereby the Bank or its affiliate serves as investment advisor, and financial subsidiaries of the Bank. Additional restrictions on transactions with affiliates may be imposed on us under the prompt corrective action provisions of federal law. See “—Prompt Corrective Action and Other Enforcement Mechanisms.”

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

The guidelines require a minimum ratio of qualifying total capital to risk-adjusted assets of 8% and a minimum ratio of Tier I capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier I capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier I capital to total assets must be 4%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2003.

	(As Restated) December 31, 2003
	Amount	Percent of Adjusted Assets
	(Dollars in thousands)
GAAP Capital	$99,290	5.95%

Tangible Capital:(1)
Regulatory requirement	$25,028	1.50%
Actual capital	99,290	5.95%

Excess	$74,262	4.45%

Leverage (Core) Capital:(1)
Regulatory requirement	$66,742	4.00%
Actual capital	99,290	5.95%

Excess	$32,548	1.95%

Risk-Based Capital:(2)
Regulatory requirement	$50,839	8.00%
Actual capital	107,295	16.88%

Excess	$56,456	8.88%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capitol.
(2)	Based on risk-weighted assets of $635.5 million.

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

Our non-prime automobile loan portfolio represented approximately 403% of our Tier I capital as of December 31, 2003. It has been our strategy to conduct our non-prime automobile finance business in compliance with all applicable rules and regulations and in a manner which satisfies the criteria for classification of the Bank as a “well-capitalized” institution. In that regard, and based upon extensive discussion with the OTS, the Bank has taken various actions in the past to address the perceived risks associated with the Bank’s non-prime automobile contracts by, among other actions, contributing additional equity capital to the Bank, implementing enhanced underwriting criteria and additional analytics, increasing the risk weighting on its non-prime automobile loans from 150% to 200% and increasing its allowances for loan losses. Certain of these actions have the effect of raising the effective capital level at which the Bank will continue to qualify for classification as “well-capitalized”. We maintain and currently intend to maintain the Bank’s regulatory capital ratios of at least 2 times that which is normally required with respect to our non-prime portfolio. However, any requirement to maintain additional regulatory capital as a result of our non-prime lending activities could have an adverse effect on our future prospects and operations and may restrict our ability to grow. Although management believes that it maintains appropriate controls and sufficient regulatory capital for its non-prime lending activities, it cannot predict or determine whether or to what extent additional capital requirements will be imposed based upon regulatory supervision and examinations by the OTS. Our Board of Directors has decided to implement a plan to exit the federal thrift charter of the Bank in light of the extraordinary concern and scrutiny of non-prime lending among all of the federal banking regulatory authorities, including the OTS, and the increasing regulatory requirements associated with conducting such business. For more information see “—Regulation of Non-Prime Lending.”

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

Factors That May Affect Future Results of Operations

This Annual Report on Form 10-K/A contains forward-looking statements, including statements regarding UPFC’s strategies, plans, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. UPFC’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the “Factors That May Affect Future Results of Operations” and elsewhere in this Annual Report. The cautionary statements made in this Annual Report should be read as being applicable to all related forward-looking statements wherever they appear in this Annual Report.

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

The Bank engages in nonprime lending, which is considered to be a high risk activity by the OTS unless there are sufficient controls. Our nonprime auto loan portfolio represented 403% of our regulatory Tier 1 capital as of December 31, 2003. Because of the high percentage of nonprime assets relative to our Tier 1 capital, the OTS has the authority to impose additional regulatory capital requirements of up to three times higher than the amount normally required even if there are sufficient controls in place. We maintain and currently intend to maintain regulatory capital ratios of at least two times that which is normally required with respect to our nonprime portfolio. If the OTS imposes requirements to maintain higher levels of regulatory capital, it could limit our ability to fund our operations, require us to raise additional capital or sell assets and have an adverse effect on our ability to grow.

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

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, areas of our disclosure and internal controls that need improvement. As a result, we identified certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

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

Our principal executive offices consisting of approximately 13,300 square feet are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. As of December 31, 2003, we maintained four branches for our banking business, 70 branches for UACC’s automobile finance business, one location for our insurance premium finance business and one office site for our bank operations. During the three months ended September 30, 2003, the Bank sold one of its retail bank branches in a transaction that closed in February 2004.

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

2003
First Quarter	$8.10	$5.50
Second Quarter	$15.00	$7.36
Third Quarter	$19.48	$11.96
Fourth Quarter	$19.64	$15.50
2002
First Quarter	$6.50	$4.56
Second Quarter	$8.00	$5.72
Third Quarter	$8.00	$5.75
Fourth Quarter	$7.75	$5.50

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

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Form 10-K/A.

	As of and for the Year Ended December 31,
	2003 (As Restated)	2002 (As Restated)	2001	2000	1999
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest income	$101,211	$71,357	$58,152	$44,375	$28,803
Interest expense	23,146	19,150	19,522	14,563	6,033

Net interest income	78,065	52,207	38,630	29,812	22,770
Provision for loan losses	17,737	5,507	615	201	432

Net interest income after provision for loan losses	60,328	46,700	38,015	29,611	22,338
Non-interest income
Net gain on sale of securities	506	491	—	—	—
Gains on sales of loans, net	—	—	1,607	—	—
Other non-interest income	2,133	1,389	1,097	462	974

Total non-interest income (loss)	2,639	1,880	2,704	462	974

Non-interest expense
Compensation and benefits	26,538	20,474	17,135	12,903	10,843
Other expense	14,866	12,880	10,857	11,258	7,800

Total non-interest expense	41,404	33,354	27,992	24,161	18,643

Income (loss) from continuing operations before income taxes	21,563	15,226	12,727	5,912	4,669
Income taxes	8,720	5,815	4,964	2,267	1,908

Income (loss) from continuing operations	12,843	9,411	7,763	3,645	2,761

Income (loss) from discontinued operations, net of tax(1)	432	—	—	—	(941)
Loss on disposal of discontinued operations, net of tax(1)	—	—	—	(10,304)	(6,172)
Cumulative effect of change in accounting principle	—	106	—	—	—

Net income (loss)	$13,275	$9,517	$7,763	$(6,659)	$(4,352)

Earnings (loss) per share—basic:
Continuing operations	$0.80	$0.60	$0.48	$0.22	$0.16
Discontinued operations(1)	0.03	—	—	(0.63)	(0.42)
Cumulative effect of change in accounting principle	—	0.01	—	—	—
Net income (loss)	0.83	0.61	0.48	(0.41)	(0.26)
Weighted average shares outstanding	15,914	15,630	16,017	16,392	16,854
Earnings (loss) per share—diluted, as restated:
Continuing operations	$0.73	$0.55	$0.46	$0.22	$0.16
Discontinued operations(1)	0.03	—	—	(0.63)	—
Cumulative effect of change in accounting principle	—	0.01	—	—	—
Net income (loss)	0.76	0.56	0.46	(0.41)	(0.26)
Weighted average share outstanding	17,572	16,903	16,937	16,464	17,001

	As of and for the Year Ended December 31,
	2003 (As Restated)	2002 (As Restated)	2001	2000	1999
	(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$1,667,706	$948,276	$689,573	$489,978	$438,290
Loans	426,624	326,352	251,624	192,368	158,283
Mortgage loans held for sale, net(1)	—	—	194	712	136,460
Securities available for sale	1,202,444	603,268	284,837	223,265	9,918
Allowance for loan losses	(25,253)	(28,048)	(17,460)	(15,156)	(14,139)
Deposits	498,389	468,458	357,350	348,230	291,944
Notes payable and repurchase agreements	1,052,205	384,624	114,776	—	—
FHLB advances	—	—	130,000	60,000	—
Warehouse lines of credit(1)	—	—	—	—	54,415
Trust preferred securities	10,000	—	—	—	—
Shareholders’ equity	100,317	86,649	75,666	69,317	75,353

Operating Data
Return on average assets from continuing operations	0.96%	1.18%	1.61%	(0.95)%	1.25%
Return on average equity from continuing operations	13.73%	11.76%	10.61%	(4.61)%	3.39%
Net interest margin	6.04%	6.88%	8.46%	9.39%	12.45%
Shareholders’ equity to assets	6.02%	9.14%	10.98%	14.15%	17.19%
Tangible capital ratio of Bank	5.95%	7.97%	7.24%	8.52%	10.60%
Core capital ratio of Bank	5.95%	7.97%	7.24%	8.52%	10.60%
Risk-based capital ratio of Bank	16.88%	18.14%	15.71%	14.52%	10.24%

Asset Quality Data
Nonaccrual loans, net(2)	$139	$172	$1,041	$3,067	$13,157
Real estate owned(1)	—	—	—	871	2,590
Total non-performing assets (2)	139	172	1,041	3,938	15,747
Non-performing assets to total assets(2)	0.01%	0.01%	0.53%	0.80%	3.60%
Allowance for credit losses to loans held for investment	5.92%	8.59%	6.94%	7.88%	8.93%

Automobile Finance Data
Gross contracts purchased	$442,229	$314,644	$233,368	$174,645	$124,896
Contracts outstanding at period end	$405,085	$293,440	$232,902	$174,923	$128,093
Average discount on contracts purchased	6.81%	7.06%	7.89%	8.08%	8.79%
Average yield on automobile contracts, net(3)	24.54%	22.45%	23.17%	23.22%	23.59%
Unearned discount (% of net contract)(3)	3.60	—	—	—	—
Allowance for loan losses (% of net contract)(3)	6.25%	9.35%	7.83%	8.11%	7.40%
Total delinquencies over 30 days (% of net contracts)	0.76%	0.73%	0.79%	0.51%	0.62%
Net annual charge-offs (% of average net contracts)	5.67%	6.20%	5.23%	4.17%	4.05%
Number of branches	70	54	40	28	20

Insurance Premium Finance Data
Loans originated	$119,561	$106,948	$104,771	$100,085	$107,212
Loans outstanding at period end	41,243	36,322	39,631	34,185	30,334
Average net yield	12.27%	13.32%	14.72%	15.36%	12.73%
Average loan size at origination	$2,057	$1,275	$824	$998	$990
Allowance for loan losses (% of loans outstanding)	0.65%	1.27%	1.25%	1.00%	1.28%
Net annual charge-offs (% of average loans outstanding)	0.40%	0.72%	0.81%	0.89%	1.41%

(1)	Reflects the fact that we discontinued our subprime mortgage operations in December 2000.
(2)	Non-accrual loans, net for 2000 and 2001 relating to the discontinued subprime mortgage operations were $2,281 and $352, respectively, and non-performing assets relating to these discontinued operations were $3,152 and $352, respectively.
(3)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “—Recent Changes in Accounting Estimates.”

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In August 2004, it came to the attention of the Company that an error had occurred in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses and, as a result of the discovery of this error, we have restated our financial condition and results of operations for the years ended December 31, 2003 and 2002 to reflect the following: 1) the correction of the error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses for 2003 and 2002, 2) a reclassification of a gain on sale of residual interests in 2003 as discontinued operations, and 3) a correction in the computation of earnings per share to consider the tax benefit that we will receive as part of the assumed proceeds under the “treasury stock method”. For more information see “Note 2. Restatements of Consolidated Financial Statements” to the accompanying notes to the consolidated financial statements.

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

UACC purchases automobile contracts at a discount from face value. Historically, the Bank has accounted for the purchase of automobile contracts by recording the automobile contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the automobile contract. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred.

After consulting with the OTS, commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned discount at the date of purchase. The allowance for loan losses on UACC contracts purchased prior to January 1, 2003 was not adjusted, other than for the restatement, and the change was applied prospectively to all contracts purchased after December 31, 2002.

In August 2004 management determined that an error had been made in the application of the individual static pool methodology utilized in determining the allowance for loan losses on contracts purchased prior to January 1, 2003. The correction of this error resulted in an additional provision for loan losses for the year ended December 31, 2002 of $4,869,000. See “Note 2. Restatement of Consolidated Financial Statements” of the notes to the consolidated financial statements.

As of December 31, 2002 the restated allowance for loan losses for UACC loans was $27.6 million and represented management’s estimate of credit losses over the remaining life of the outstanding contracts. As losses are experienced on these contracts, they are applied to this existing balance. Management continues to evaluate the allowance related to contracts acquired prior to December 31, 2002. Should management’s estimate of credit losses over the life of the pre-2003 contracts change, an additional provision for loan losses would be charged to earnings at the time of the change in estimate.

The unearned discount on contracts purchased after January 1, 2003 will be accreted as an adjustment to yield over the life of the automobile contract. An allowance for credit losses for these contracts will be established through provisions for losses recorded in income as necessary to provide for estimated automobile contract losses (net of remaining unearned discount) at each reporting date.

The Bank’s loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends by loan type, analysis of cumulative losses by pool and evaluation of credit loss experienced by credit tier and geographic location. Other quantitative analyses include the concentration of any credit tier, the level of nonperformance and the percentage of delinquency. Qualitative analysis include trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

We established our allowance for loan losses for contracts purchased subsequent to January 1, 2003 by using the “Expected 12 month Charge-Off Method” which establishes allowances based on an analysis that sums the expected charge-offs for the next 12 months in each static loss pool.

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2003 and December 31, 2002

General

In 2003 we reported income of $13.3 million, or $0.76 per diluted share, compared with $9.5 million, or $0.56 per diluted share for 2002.

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

Interest Income

Interest income increased to $101.2 million in 2003 from $71.4 million in 2002 due primarily to a $532.7 million increase in average interest earning assets, partially offset by a 154 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile contracts, which increased $91.8 million in 2003, and investment securities, which increased $444.5 million in 2003. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was primarily a result of the increase in assets required for the Bank to meet the QTL test under federal regulatory requirements.

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

The average cost of deposits decreased to 2.91% in 2003 from 3.37% in 2002, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

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

	Year Ended December 31,
	2003 (As Restated)			2002 (As Restated)
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$931,555	$16,597	1.78%	$487,015	$13,344	2.74%
Mortgage loans, net(2)	—	—	—%	121	3	2.15%
Insurance premium finance loans, net(3)	39,289	4,459	11.35%	39,790	5,300	13.32%
Automobile installment contracts, net(4)	321,772	80,155	24.91%	232,372	52,710	22.68%

Total interest earning assets	1,292,616	101,211	7.83%	759,298	71,357	9.40%

Non-interest earning assets	43,889			35,791

Total assets	$1,336,505			$795,089

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$476,429	13,878	2.91%	$405,540	13,676	3.37%
Repurchase agreements	755,755	9,268	1.23%	260,139	4,650	1.79%
FHLB advances	—	—	—%	38,947	824	2.12%

Total interest bearing liabilities	1,232,184	23,146	1.88%	704,626	19,150	2.72%

Non-interest bearing liabilities	10,793			10,451

Total liabilities	1,242,977			715,077
Equity	93,528			80,012

Total liabilities and equity	$1,336,505			$795,089

Net interest income before provision for loan losses		$78,065			$52,207

Net interest rate spread(5)			5.95%			6.68%
Net interest margin(6)			6.04%			6.88%
Ratio of interest earning assets to interest bearing liabilities			105%			107.76%

(1)	Average balances are measured on a month-end basis.
(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

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

	(As Restated) Year Ended December 31, 2002 Compared to Year Ended December 31, 2003
	Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Securities	$5,273	$(2,020)	$3,253
Mortgage loans, net	(2)	(1)	(3)
Insurance premium finance loans, net	(66)	(775)	(841)
Automobile installment contracts, net	22,169	5,276	27,445

Total interest earning assets	27,374	2,480	29,854

Interest bearing liabilities:
Customer deposits	1,323	(951)	372
Notes payable	5,368	(920)	4,448
FHLB advances	(412)	(412)	(824)

Total interest bearing liabilities	6,279	(2,283)	3,996

Change in net interest income	$21,092	$4,763	$25,858

Provision and Allowance for Loan Losses

The provision for loan losses was $17.7 million for the year ended December 31, 2003 compared to $5.5 million (as restated) for the year ended December 31, 2002. The provision for 2003 reflects a provision expense of $17.8 million in UACC largely due to a change in accounting estimate described above in “—Critical Accounting Policies,” partially offset by an $34,000 negative provision expense in our insurance premium finance business. The negative provision expense in the insurance premium finance business occurred because our portfolio mix for insurance premium loans changed during 2002 and 2003. Our portfolio experienced a decrease in higher loss consumer transactions and an increase in lower loss commercial transactions. As a result, 2002 and 2003 have shown a substantial decrease in charge-offs in the insurance premium finance business. Therefore, the allowance for loan losses for our insurance premium finance business required a negative provision expense. The provision for loan losses associated with the insurance premium finance business was $238,000 in 2002.

The total allowance for loan losses was $25.3 million at December 31, 2003 compared with $28.0 million at December 31, 2002, representing 5.92% of loans at December 31, 2003 and 8.47% at December 31, 2002.

Annualized net charge-offs to average loans were 5.69% for the year ended December 31, 2003 compared with 6.37% for the year ended December 31, 2002. The allowance for loan losses for 2003 was favorably impacted by the recovery of $537,000 from the State of California for refund of sales taxes on repossessed automobiles. We applied for this refund of sales taxes based on a memorandum of opinion issued by the Board of

Equalization of the state of California in 2000 wherein the State of California was required to refund sales taxes that had been paid on the loss portion of a repossessed automobile since January 1999. All amounts charged-off on an automobile loan are charged to the allowance for loan losses. Thus, when we received a refund of sales taxes from the State of California, we returned the entire portion of that sales tax refund to the allowance account.

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

For further information see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $.7 million to $2.6 million in 2003 from $1.9 million in 2002. The increase resulted from $221,000 of interest on income tax refunds received from the State of California for 1997 and 1998.

We have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the reclassification of a gain on sale of residual interests in 2003 as discontinued operations.

Components of non-interest income include fees and charges for Bank services and miscellaneous other items. The total of all of these items increased $.5 million to $1.9 million in 2003 from $1.4 million in 2002.

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

Income Taxes

Income taxes increased $3.1 million to $9.0 million in 2003 from $5.8 million in 2002. This increase occurred primarily as a result of a $6.9 million increase in income before income taxes between the two periods.

Earnings Per Share

As discussed above, we have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to reflect a correction in the computation of earnings per share to consider the tax benefit that we will receive as part of the assumed proceeds under the “treasury stock method”. Restated income per diluted share increased from $0.56 in 2002 to $0.76 in 2003 or 35.7%

Comparison of Operating Results for the Years Ended December 31, 2002 and December 31, 2001

General

In 2002 UPFC reported income of $9.5 million, or $0.56 per diluted share, compared with $7.8 million, or $0.46 per diluted share for the same period a year ago.

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

Interest Income

Interest income increased to $71.4 million for the year ended December 31, 2002 from $58.2 million for the year ended December 31, 2001 due primarily to a $303.3 million increase in average interest earning assets, partially offset by a 337 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile installment contracts, which increased $62.4 million, and securities, which increased $242.5 million. The increase in auto contracts principally resulted from the purchase of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit. The increase in securities was primarily a result of the increase in assets required for the Bank to meet the QTL test of the OTS.

The decline in the average yield on interest earning assets was principally due to a general decline in the market interest rates and to the increase in securities, which have lower yields compared to loans. Securities, with an average yield of 2.74%, comprised 64.1% of our average interest earning assets at December 31, 2002 compared with 53.5% of our average interest earning assets at December 31, 2001.

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

	Year Ended December 31,
	2002 (As Restated)			2001
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$487,015	$13,344	2.74%	$244,479	$12,504	5.11%
Mortgage loans, net(2)	121	3	2.15%	3,938	429	10.89%
Insurance premium finance loans, net(3)	39,790	5,300	13.32%	35,757	5,265	14.72%
Automobile installment contracts, net(4)	232,372	52,710	22.68%	172,424	39,954	23.17%

Total interest earning assets	759,298	71,357	9.40%	456,598	58,152	12.74%

Non-interest earning assets	35,791			26,141

Total assets	$795,089			$482,739

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$405,540	13,676	3.37%	$362,503	18,119	5.00%
Repurchase agreements	260,139	4,650	1.79%	4,503	157	3.49%
FHLB advances	38,947	824	2.12%	30,830	1,246	4.04%

Total interest bearing liabilities	704,626	19,150	2.72%	397,836	19,522	4.91%

Non-interest bearing liabilities	10,451			11,724

Total liabilities	715,077			409,560
Equity	80,012			73,179

Total liabilities and equity	$795,089			$482,739

Net interest income before provision for loan losses		$52,207			$38,630

Net interest rate spread(5)			6.68%			7.83%
Net interest margin(6)			6.88%			8.46%
Ratio of interest earning assets to interest bearing liabilities			107.76%			115.00%

(1)	Average balances are measured on a month-end basis.
(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

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

Provision for Loan Losses

Total provision for loan losses, associated with the insurance premium finance business was $238,000 for the year ended December 31, 2002. This compares with a $365,000 provision for loan losses reflecting estimated credit losses associated with our insurance premium finance business in 2001. This decrease resulted from a decline in the insurance premium finance loan portfolio as well as fewer losses.

Also, in 2002, an additional $5.3 million provision for loan losses was recognized in connection with the existing auto loan portfolio, compared to a provision of $250,000 in 2001. This provision reflected increased estimated credit losses in several static loss pools for the remaining life of our auto loan portfolio reflecting increased losses after the events of September 11, 2001.

The losses after the events of September 11, 2001 were due to four primary economic/industry factors and the collateral values of automobiles decreasing immediately following September 11, 2001.

1.	Car manufacturers established large incentive programs that started a deflationary cycle in car values that continued until June of 2003.

2.	The large incentives increased sales, but also increased trades. Those trades bloated auto dealers used car lots increasing the supply of vehicles sent to auction and/or decreased dealer demand at auction for used vehicles.

3.	Rental car companies dumped fleets of vehicles on the used car market due to a decrease in travel.

4.	There was a historically large number of off lease vehicles hitting the market.

The incentives offered by dealer manufacturers were due to the unfavorable structuring of the labor contracts with United Auto Workers (“UAW”) that restricted manufacturer’s ability to close factories or production lines. Therefore, supply could not be tightened in response to September 11; prices therefore had to be reduced.

The UAW contracts have now been restructured (August of 2003). Since that time, auction prices have stabilized and actually began to increase in February of 2004 and have increased through June of 2004.

Consequently, this impact to car values is not likely to repeat in the short-term. Therefore, the pools most affected by this impact are not representative of losses on a go forward basis.

Additionally, unemployment rates immediately following September 11, went up and job creation declined. Again, the current economic environment indicates that these events are not occurring today, jobs are being created in the market place. 179,000 jobs were created in the fourth quarter of 2003 and 1.2 million jobs were created in the first half of 2004. Beginning of June of 2003, the unemployment rate has fallen from 6.3% to 5.5%.

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

Commencing January 1, 2003, after consultation with the OTS, the Bank began to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses record in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased auto contracts.

Our total allowance for losses was $28.0 million at December 31, 2002 compared with $17.3 million at December 31, 2001, representing 9.41% of loans held for investment at December 31, 2002 and 7.38% at December 31, 2001. Net charge-offs to average gross loans were 5.88% for the year ended December 31, 2002 compared with 4.58% in 2001.

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

For further information see “ Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased $824,000 to $1.9 million in 2002 from $2.7 million in 2001. The decrease resulted from a net gain on sale of loans of $1.6 million in 2001, which was not repeated in 2002, partially offset by a $491,000 net gain on the sale of securities.

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

Income Taxes

Income taxes increased $0.9 million to $5.8 million for the year ended December 31, 2002 from $5.0 million for the year ended December 31, 2001. This increase occurred as a result of a $2.7 million increase in income before income taxes between the two periods.

Earnings Per Share

As discussed above, we have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to reflect a correction in the computation of earnings per share to consider the tax benefit that we will receive as part of the proceeds under the “treasury stock method”. Income per diluted share increased from $0.46 in 2001 to $0.56 in 2002 (as restated) or 21.7%.

Financial Condition

Comparison of Financial Condition at December 31, 2003 and December 31, 2002

Total assets increased $719.4 million, to $1,667.7 million at December 31, 2003 from $948.3 million at December 31, 2002. The increase occurred primarily as a result of a $599.1 million increase in securities available for sale, which increased to $1,202.4 million at December 31, 2003 from $603.3 million at December 31, 2002 and a $100.2 million increase in loans, which increased to $426.6 million at December 31, 2003 from $326.4 million at December 31, 2002.

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

Net deferred tax assets were $7.6 million at December 31, 2003 due principally to temporary differences in the recognition of reserves for loan losses.

Shareholders’ equity increased to $100.3 million at December 31, 2003 from $86.6 million at December 31, 2002, as a result of our 2003 profit of $13.3 million and a $1.2 million increase from the exercise of stock options in 2003, partially offset by a $759,000 reduction of unrealized gain on securities.

Comparison of Financial Condition at December 31, 2002 and December 31, 2001

Total assets increased $258.7 million, to $948.3 million at December 31, 2002 from $689.6 million at December 31, 2001. The increase occurred primarily as a result of a $318.4 million increase in securities available for sale, which increased to $603.3 million at December 31, 2002 from $284.8 million at December 31, 2001 and a $72.60 million increase in loans, which increased to $326.4 at December 31, 2002 from $253.8 at December 31, 2001, partially offset by a $127.1 million decline in cash and cash equivalents.

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

The Bank increased its ownership of life insurance during 2002, which has the dual purpose of being an investment for the Bank and allows the Bank to have life insurance on management. The Bank purchased insurance on all employees at the regional manager level and above. The Bank allowed employees to designate the beneficiary of approximately 33% of the life insurance in exchange for permitting the Bank to purchase insurance on their lives. The remaining insurance benefits and all the cash value remain with the Bank. The Bank is not required to purchase this life insurance pursuant to any contract with the employee.

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

Net deferred tax assets were $2.5 million at December 31, 2002 due principally to temporary differences in the recognition of reserves for loan losses.

Shareholders’ equity increased to $86.7 million at December 31, 2002 from $75.7 million at December 31, 2001, as a result of our 2002 profit of $9.5 million, $139,000 of unrealized gain on securities, a $1.0 million increase as a result of the exercise of stock options in 2002 and $300,000 from payment in full of a loan to Lawrence Grill, Director, originally used to finance the exercise of company stock options in 1997 and 1999.

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

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 basis points	$153,618	$(3,746)	–2.38%	9.09%	–11 bp
+200 basis points	54,961	(2,403)	–1.53%	9.13%	–7 bp
+100 basis points	156,210	(1,154)	–0.73%	9.17%	–3 bp
0 basis points	157,364	—	—%	9.20%	— bp
–100 basis points	158,432	1,068	+0.68%	9.22%	+3 bp
–200 basis points	159,042	1,679	+1.07%	9.22%	+3 bp
–300 basis points	159,117	1,753	+1.11%	9.20%	— bp

At December 31, 2003, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was +3 basis points and would result in a $1.7 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was –7 basis points and would result in a $2.4 million decrease in the NPV of the Bank.

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

Liquidity and Capital Resources

General

Our primary sources of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. While maturities and scheduled amortization of loans are a predictable source of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. We are currently analyzing different strategic alternatives to decrease our reliance on insured deposits of the Bank as a funding source for our automobile finance and insurance premium finance business as non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The OTS has notified us that the Bank is considered by the OTS to have an unacceptable level of risk for a federally insured thrift because we are deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consists primarily of mortgage-backed securities. Our Board of Directors has decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits. We intend to pursue strategic financing and other available alternatives, which will enable us to conduct our non-prime automobile lending business outside a federal thrift charter. In the meantime, we will continue with our planned expansion of our automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank. Once we exit the federal thrift charter, our primary source of funds will no longer be deposits at the Bank or FHLB advances.

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

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2003.

	December 31, 2003 (As Restated)
	Amount	Percent of Adjusted Assets
	(Dollars in thousands)
GAAP Capital	$99,290	5.95%
Tangible Capital:(1)
Regulatory requirement	$25,028	1.50%
Actual capital	99,290	5.95%

Excess	$74,262	4.44%
Leverage (Core) Capital:(1)
Regulatory requirement	$66,742	4.00%
Actual capital	99,290	5.95%

Excess	$32,548	2.95%
Risk-Based Capital:(2)
Regulatory requirement	$50,839	8.00%
Actual capital	107,295	16.88%

Excess	$56,456	8.88%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capital.
(2)	Based on risk-weighted assets of $635.5 million.

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

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$130,000	$130,000
Balance at end of period	—	—	130,000
Average balance for period	—	38,974	38,830
Weighted average interest rate on balance at end of period	—	—	1.97%
Weighted average interest rate on average balance for period	—	2.11%	4.04%
Repurchase agreements
Maximum month end balance	$1,052,205	$410,234	$114,776
Balance at end of period	1,052,205	384,624	114,776
Average balance for period	755,755	260,139	4,503
Weighted average interest rate on balance at end of period	1.14%	1.40%	2.37%
Weighted average interest rate on average balance for period	1.23%	1.79%	3.49%

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

Summary of Loan Portfolio.

At December 31, 2003, our net loan portfolio constituted of $401.4 million, or 24% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2003	2002	2001	2000	1999
	(As Restated)	(As Restated)
	(In Thousands)
Consumer Loans
Automobile installment contracts	$405,085	$293,440	$230,424	$174,922	$128,093
Insurance premium finance	12,984	17,922	28,710	25,843	23,846
Other consumer loans	49	80	98	577	864

Total consumer loans	418,118	311,442	259,232	201,342	152,803

Mortgage Loans
Mortgage loans	—	—	—	16,784	21,835
Subprime mortgage loans	—	—	352	1,845	149,876

Total mortgage loans	—	—	352	18,629	171,711

Commercial Loans
Insurance premium finance	28,259	18,400	10,921	8,342	6,488
Other commercial loans	—	—	—	55	15

Total commercial loans	28,259	18,400	10,921	8,397	6,503

Total loans	446,377	329,842	270,505	228,368	331,017
Unearned discounts(1)	(14,368)	—	—	(728)	(954)
Unearned finance charges(1)	(5,385)	(3,490)	(18,881)	(20,737)	(21,181)
Allowance for loan losses(1)	(25,253)	(28,048)	(17,460)	(15,156)	(14,139)

Total loans, net	$401,371	$298,304	$234,164	$191,747	$294,743

(1)	See “—Critical Accounting Policies”

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

Allocation of the allowance for Loan Losses

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories.

	2003		2002		2001		2000		1999
	(As Restated)		(As Restated)
Allowance for loan losses
Consumer loans	$25,069	99.27%	$27,814	99.20%	$17,164	98.30%	$12,982	85.66%	$8,339	58.98%
Subprime mortgage loans	0	0.00%	0	0.00%	159	0.91%	2,174	14.34%	5,800	41.02%
Commercial loans	184	0.73%	234	0.80%	137	0.78%	0	0.00%	0	0.00%

Total Allowance for loan losses	$25,253	100.00%	$28,048	100.00%	$17,460	100.00%	$15,156	100.00%	$14,139	100.00%

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio.

The total allowance for loan losses was $25.3 million at December 31, 2003 compared with $28.0 million at December 31, 2002, representing 5.92% of loans at December 31, 2003 and 8.59% at December 31, 2002. In the second quarter of 2004, management determined an additional $4.9 million needed to be provided for 2002, bringing the total provision to $5.5 million in order to bring the allowance to an appropriate level. Additionally, unearned discounts on loans totaled $14.4 million at December 31, 2003 compared with zero at December 31, 2002, representing 3.26% of loans at December 31, 2003. The change in the total allowance for loan losses as of December 31, 2003 was primarily due to the change in accounting estimate discussed above in “—Critical Accounting Policies.”

As discussed above, we have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to reflect a correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses for 2003 and 2002.

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

For further information see “—Critical Accounting Policies”.

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2003	2002	2001	2000	1999
	(As Restated)	(As Restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$28,048	$17,460	$15,156	$14,139	$10,183
Provision for loan losses—continuing operations (1)	17,737	5,507	615	201	432
Provision for loan losses—discontinued operations				2,396	7,376
Charge-offs
Mortgage loans	—	—	(1,713)	(6,402)	(7,525)
Consumer loans	(22,320)	(18,411)	(9,173)	(6,025)	(4,395)

	(22,320)	(18,411)	(10,886)	(12,427)	(11,920)
Mortgage loans	—	—	140	327	296
Consumer loans	1,788	1,079	266	286	414

	1,788	1,079	406	613	710

Net charge-offs	(20,532)	(17,333)	(10,480)	(11,814)	(11,210)
Acquisition discounts allocated to loss allowance (1)	—	22,413	12,169	10,234	7,358

Balance at end of year	$25,253	$28,048	$17,460	$15,156	$14,139

Annualized net charge-offs to average loans	5.69%	6.37%	4.58%	4.94%	2.91%
Ending allowance to period end loans	5.92%	8.47%	6.94%	7.33%	4.58%

(1)	See “—Critical Accounting Policies”

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at December 31, 2003, 2002 and 2001.

	December 31,
	2003		2002		2001
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,548	0.6%	$1,778	0.5%	$1,368	0.6%
60 to 89 days	942	0.2%	808	0.3%	776	0.3%
90+ days	394	0.1%	480	0.1%	942	0.4%

Total	$3,884	0.9%	$3,066	0.9%	$3,086	1.3%

Nonaccrual and Past Due Loans

UACC’s policy is to charge off loans delinquent in excess of 120 days. For the insurance premium finance business, a loan is either charged off or placed on nonaccrual status when it is delinquent for 120 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at December 31, 2003, 2002, 2001, 2000 and 1999.

	December 31,
	2003	2002	2001	2000	1999
	(As Restated)	(As Restated)
Nonaccrual loans
Mortgage loans	$—	$—	$352	$2,281	$15,925
Consumer and other loans	139	172	689	1,323	1,060

Total	$139	$172	$1,041	$3,604	$16,985

Nonaccural loans as a percentage of total loans	0.01%	0.05%	0.41%	1.74%	5.50%
Allowance for loan losses as a percentage of total loans	5.92%	8.59%	6.94%	7.33%	4.58%

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

Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk” of Item 7 to this Annual Report on Form 10-K/A.

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

Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Subsequent to filing our original Form 10-K, and in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, management corrected an error in the application of the individual static pool methodology utilized for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors in the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. Management also determined to correct the computation of earnings per share and made a reclassification of a gain on sale of residual interest as discontinued operations. The restatements are further discussed in “Note 2. Restatements of Consolidated Financial Statements” in our Notes to Consolidated Financial Statements.

Subsequent to management’s identification of the errors in our financial statements and after discussing the error with our independent registered public accounting firm, KPMG, we have identified certain material weaknesses in our internal controls over financial reporting. These material weaknesses include inadequate independent monitoring over financial accounting standards that have been implemented and inadequate controls to appropriately interpret and implement financial accounting standards in accordance with generally acceptable accounting principles.

In connection with restating our consolidated financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer supervised and participated with other management in re-evaluating the effectiveness of our disclosure controls and procedures for the year ended December 31, 2003 and based on the re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the years ended December 31, 2003 and 2002 there were deficiencies in our disclosure controls and procedures, which has resulted in the conclusion that the disclosure controls were ineffective.

As a result of the findings described above, we have implemented the following actions:

•	We sought to thoroughly understand the nature of the issues through discussions with KPMG and our audit committee,

•	As part of both of our disclosure control procedures and internal control procedures, we have enhanced documentation relating to our critical accounting policies, including the methodology for calculating our allowance for loan losses, and

•	We have begun to establish and continue to establish internal controls to allow independent monitoring of financial accounting standards and improve our skill sets and expertise in accounting policy and accounting operations.

We believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by our management and Audit Committee. However, we note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

The Company, as of September 3, 2004, has re-evaluated the effectiveness of the design of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) or 15d-14(c) under the Exchange Act). Based on that evaluation, the Company’s management, including the CEO and the CFO, has concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed summarized and reported within time periods specified in SEC rules and forms. The Company has not yet evaluated (tested) the operating effectiveness of such controls.

(b) Changes in Internal Controls

During the year ended December 31, 2003, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls. Subsequent to December 31, 2003, however, we corrected an error in the application of the individual static pool methodology used for determining the adequacy of our allowance for loan losses and the related provisions for loan losses. We also began implementing changes described above. These actions have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 10 is incorporated by reference to our 2004 definitive proxy statement. The information required by Item 10 is set forth in the Sections entitled “Information About Directors and Executive Officers—Executive Officers and Key Employees,” and “Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2003”.

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions. A copy of the code of ethics is available on our web site at www.upfc.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K/A. Amendments to the code of business conduct and ethics applicable to any principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions shall be disclosed on our web site.

Item 11.	Executive Compensation

Item 11 is incorporated by reference to the Sections entitled “Information About Directors and Executive Officers” contained in the 2004 Proxy Statement filed with the SEC on April 26, 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 12 is incorporated by reference to the Section entitled “Information About UPFC Stock Ownership” contained in the 2004 Proxy Statement filed with the SEC on April 26, 2004.

Item 13.	Certain Relationships and Related Transactions

Item 13 is incorporated by reference to the Section entitled “Information About Directors and Executive Officers—Relationships and Related Transactions” contained in the 2004 Proxy Statement filed with the SEC on April 26, 2004.

Item 14.	Principal Accountant Fees and Services

Item 14 is incorporated by reference to the section entitled “Principal Accountant Firm Fees” contained in the 2004 Proxy Statement filed with the SEC on April 26, 2004.

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

    (3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description

2.1(8)	Agreement and Plan of Merger dated November 11, 2003 by and among United PanAm Financial Corp., BVG West Corp. and Guillermo Bron.

3.1(7)	Articles of Incorporation of the Registrant, as amended.

3.2.2(1)	Bylaws of the Registrant

4.1(8)	Indenture dated July 31, 2003 for Trust Preferred Securities.

4.2(8)	Guarantee Agreement for Trust Preferred Securities

4.3(8)	Amended and Restated Declaration of Trust for UPFC Trust I.

4.4(8)	Registration Rights Agreement dated November 11, 2003 among United PanAm Financial Corp. and PAFLP Liquidating Trust Corp.

10.1(1)	Insurance Premium Financing Management Agreement dated May 17, 1995, between Pan American Bank, FSB and BPN Corporation.

10.2(1)	First Amendment to Insurance Premium Financing Management Agreement and Guaranties dated October 1995, between Pan American Bank, FSB and BPN Corporation.

10.3(1)	Second Amendment to Insurance Premium Financing Management Agreement and Guaranties dated February 28, 1996, among Pan American Bank, FSB, BPN Corporation, Cornelius J. O’Shea, Peter Walski and Barbara Walski.

10.4(1)	Guaranty dated May 17, 1995 by Peter Walski and Barbara Walski to Pan American Bank, FSB.

10.5(1)	Guaranty dated May 17, 1995 by Cornelius J. O’Shea to Pan American Bank, FSB.

10.6(1)	Stock Option Agreement dated May 17, 1995, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.7(1)	First Amendment to Stock Option Agreement dated October 1, 1997, among BPN Corporation, Pan American Group, Inc., Peter A. Walski, Barbara R. Walski, Cornelius J. O’Shea and The Walski Family Trust.

10.21(1)	Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB.

Exhibit No.	Description

10.35(1)	Inter-Company Agreement dated June 1, 2002 between Pan American Financial, Inc. and Pan American Bank, FSB.

10.43(1)	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.

10.44(1)	Form of Indemnification Agreement between UPFC and officers and directors of UPFC.

10.47(6)	United PanAm Financial Corp Amended and Restated 1997 Employee Stock Incentive Plan, as amended

10.49(1)	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.

10.50(1)	Income Tax Allocation Agreement dated July, 2003 between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor.

10.102(2)	On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB

10.110(4)	Employment Agreement dated March 15, 2002 between United PanAm Financial Corp., Pan American Bank, FSB and Guillermo Bron.

10.112(5)	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Mario Radrigan

10.113(5)	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Garland Koch

10.114(9)	Employment Agreement dated December 3, 2003, between Pan American Bank, FSB and Ray C. Thousand

21.1(9)	Subsidiaries

23.1	Consent of the Independent Auditors

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to section 906 of the Sarbanes-Oxley Act.

(1)	Incorporated herein by reference from the Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
(2)	Incorporated herein by reference from the Exhibits to Form 10-Q for the quarters ended June 30, 1998 and September 30, 1998 and Form 10-K for the year ended December 1998.
(3)	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2001.
(4)	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended March 31, 2002.
(5)	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended September 30, 2002.
(6)	Incorporated herein by reference from Exhibits to Form S-8 filed on November 12, 2002.
(7)	Incorporated herein by reference from Exhibits to Form 10Q for the Quarter ended September 30, 2003.
(8)	Incorporated herein by reference from Exhibits to Form S-3 filed on November 13, 2003.
(9)	Previously filed.

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

United PanAm Financial Corp.

Date: September 3, 2004	By:	/S/ RAY THOUSAND
Ray Thousand Chief Executive Officer and President

UNITED PANAM FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

The consolidated financial statements have been restated as discussed in Note 2.

/s/    KPMG LLP

Los Angeles, California

March 11, 2004, except as to Note 2

of the Notes to Consolidated Financial

Statements, which is as of September 3, 2004

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2003	December 31, 2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$8,376	$9,964
Short term investments	5,833	3,590

Cash and cash equivalents	14,209	13,554
Securities available for sale, at fair value	1,202,444	603,268
Loans	426,624	326,352
Less allowance for loan losses	(25,253)	(28,048)

Loans, net	401,371	298,304
Premises and equipment, net	3,163	2,700
Federal Home Loan Bank stock, at cost	11,563	1,675
Accrued interest receivable	9,849	6,785
Bank owned life insurance	12,879	12,228
Other assets	12,228	9,762

Total assets	$1,667,706	$948,276

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$498,389	$468,458
Repurchase agreements	1,052,205	384,624
Accrued expenses and other liabilities	6,795	8,545
Trust preferred securities	10,000	—

Total liabilities	$1,567,389	$861,627

Common stock (no par value):
Authorized, 30,000,000 shares; issued and outstanding, 16,100,204 and 15,836,725 shares at December 31, 2003 and December 31, 2002, respectively	66,109	64,957
Retained earnings	34,079	20,804
Unrealized gain on securities available for sale, net	129	888

Total shareholders’ equity	100,317	86,649

Total liabilities and shareholders’ equity	$1,667,706	$948,276

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31
	2003	2002	2001
	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except per share data)
Interest Income
Loans	$84,614	$58,013	$45,648
Securities	16,597	13,344	12,504

Total interest income	101,211	71,357	58,152

Interest Expense
Deposits	13,878	13,676	18,119
Other borrowings	9,268	5,474	1,403

Total interest expense	23,146	19,150	19,522

Net interest income	78,065	52,207	38,630
Provision for loan losses	17,737	5,507	615

Net interest income after provision for loan losses	60,328	46,700	38,015

Non-interest Income
Net gain on sale of securities	506	491	—
Net gain on sales of loans	—	—	1,607
Service charges and fees	872	787	680
Loan related charges and fees	307	306	280
Other income	954	296	137

Total non-interest income	2,639	1,880	2,704

Non-interest Expense
Compensation and benefits	26,538	20,474	17,135
Occupancy	4,485	3,769	3,088
Other	10,381	9,111	7,769

Total non-interest expense	41,404	33,354	27,992

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	21,563	15,226	12,727
Income taxes	8,720	5,815	4,964

Income from continuing operations before cumulative effect of change in accounting principle	12,843	9,411	7,763
Income from discontinued operations, net of tax	432	—	—
Cumulative effect of change in accounting principle, net of tax	—	106	—

Net income	$13,275	$9,517	$7,763

Earnings per share—basic:
Continuing operations	$0.80	$0.60	$0.48
Discontinued operations	0.03	—	—
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$0.83	$0.61	$0.48

Weighted average shares outstanding	15,914	15,630	16,017

Earnings per share—diluted (as restated):
Continuing operations	$0.73	$0.55	$0.46
Discontinued operations	0.03	—	—
Cumulative effect of change in accounting principle	—	0.01	—

Net income	$0.76	$0.56	$0.46

Weighted average shares outstanding	17,572	16,903	16,937

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$13,275	$9,517	$7,763
Other comprehensive income, net of tax:
Unrealized (loss) gain on securities	(759)	139	247

Comprehensive income	$12,516	$9,656	$8,010

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2000	16,149,650	$65,291	$3,524	$502	$69,317
Net income	—	—	7,763	—	7,763
Exercise of stock options	58,750	83	—	—	83
Effect of compensation expense for options	—	1,369	—	—	1,369
Issuance of restricted stock	9,000	—	—	—	—
Repurchase of stock	(646,000)	(3,113)	—	—	(3,113)
Change in unrealized gain on securities, net	—	—	—	247	247

Balance, December 31, 2001	15,571,400	$63,630	$11,287	$749	$75,666
Net income (As restated)	—	—	9,517	—	9,517
Exercise of stock options	265,325	573	—	—	573
Tax effect of exercised stock options	—	454	—	—	454
Repayment of note	—	300	—	—	300
Change in unrealized gain on securities, net	—	—	—	139	139

Balance, December 31, 2002 (As restated)	15,836,725	$64,957	$20,804	$888	$86,649
Net income (As restated)	—	—	13,275	—	13,275
Exercise of stock options	263,479	651	—	—	651
Tax effect of exercised stock options	—	501	—	—	501
Change in unrealized gain on securities, net	—	—	—	(759)	(759)

Balance, December 31, 2003 (As restated)	16,100,204	$66,109	$34,079	$129	$100,317

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$13,275	$9,517	$7,763
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation expense for converting option plan	—	—	1,369
Gain on sales of securities available for sale	(506)	(491)	—
Gains on sales of loans	—	—	(1,607)
Sales of loans held for sale	—	—	16,643
Provision for loan losses	17,737	5,507	615
Accretion of discount on loans	(4,900)	—	(62)
Depreciation and amortization	1,119	931	830
FHLB stock dividend	(138)	(271)	(202)
Decrease in residual interests in securitizations	—	—	8,861
Increase in accrued interest receivable	(3,064)	(2,756)	(4,360)
(Increase) decrease in other assets	(6,661)	8,364	(2,689)
Increase in bank owned life insurance	—	(10,147)	(113)
Deferred income taxes	4,560	4,323	3,681
Amortization of premiums on securities	3,605	3,806	1,565
Decrease in accrued expenses and other liabilities	(1,750)	(2,782)	(650)

Net cash provided by operating activities	23,277	16,001	31,644

Cash flows from investing activities:
Purchase of securities available for sale	(1,371,779)	(741,609)	(499,547)
Proceeds from maturities of investment securities available for sale	643,105	335,510	436,936
Proceeds from sale of investment securities available for sale	125,125	84,708	—
Repayments of mortgage loans	—	194	849
Purchases, net of repayments, of non-mortgage loans	(115,904)	(67,363)	(58,891)
Purchase of bank owned life insurance	—	(10,000)	—
Purchases of premises and equipment	(1,582)	(1,507)	(1,363)
Purchase of FHLB stock, net	(9,750)	5,096	(3,298)
Proceeds from sale of real estate owned	—	—	907

Net cash used in investing activities	(730,785)	(394,971)	(124,407)

Cash flows from financing activities:
Net increase in deposits	29,931	111,108	9,120
Purchase of treasury stock	—	—	(3,113)
Proceeds from repurchase agreements	667,581	269,848	114,776
(Repayments) proceeds from FHLB advances	—	(130,000)	70,000
Repayment of note receivable	—	300	—
Proceeds from exercise of stock options	651	573	83
Issuance of trust preferred stock	10,000	—	—

Net cash provided by financing activities	708,163	251,829	190,866

Net increase (decrease) in cash and cash equivalents	655	(127,141)	98,103
Cash and cash equivalents at beginning of year	13,554	140,695	42,592

Cash and cash equivalents at end of year	$14,209	$13,554	$140,695

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$23,020	$19,059	$19,082

Taxes	$12,684	$6,366	$2,669

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to held for sale	$—	$—	$14,187

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

2. Restatements of Consolidated Financial Statements

In August 2004, it came to the attention of the Company that an error had occurred in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses and, as a result of the discovery of this error, the Company has restated its consolidated financial statements for the years ended December 31, 2003 and 2002. The error in the application of the individual static pool methodology was such that deficiencies in the allowance for loan losses for individual static pools did not always result in an appropriate corresponding provision for loan losses to increase the allowance for that pool. The Company’s pool by pool analysis was not sufficiently rigorous to identify, on a timely basis, the additional provisions for loan losses required to compensate for allowance shortfalls on an individual static pool. As a result, management applied the methodology as described in Note 3 “Allowance For Loan Losses” consistently for all periods and determined that an additional provision for loan losses in the amount of $4,869,000 was required for 2002. This restatement increased the level of the allowance for loan losses and the balance of deferred taxes and decreased retained earnings, as shown below. The restatement also increased the provision for loan losses and decreased income taxes and net income for the periods shown below.

Commencing January 1, 2003, the Company began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Initially the Company maintained an allowance for incurred losses estimated to be equal to net charge-offs for the next six months (estimated loss confirmation period) for contracts purchased after January 1, 2003. In the third quarter of 2003, after consultation with the OTS, this estimate of the loss confirmation period was changed to maintain an allowance for all contracts in this portfolio to cover estimated charge-offs for the next 12 months instead of 6 months. In connection with the aforementioned restatement, quarterly provisions for 2003 were determined by applying the revised individual static pool methodology discussed above and estimated charge-offs for the next 12 months for all quarters. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with restating for the allowance for loan loss matter as discussed above, certain other errors in the 2003, 2002 and 2001 consolidated financial statements were noted and therefore management has also made the following restatements:

(a)	The Company restated its consolidated financial statements to exclude the gain on the sale of residual interests in a securitization in 2003 from income from continuing operations and reporting it, net of taxes, as income from discontinued operations. The Company discontinued its sub-prime mortgage operations in December 2000. At that time the Company sold certain residual interests in a securitization and, although the Company retained its ownership in the R certificates, they were recorded at a zero book value because management estimated the fair value at zero. During 2003, the Company began to receive cash distributions on the R certificates and subsequently sold the R certificates for approximately $724,000, which was all recognized as a gain on sale because of the zero book value. Management has subsequently concluded that the gain should have been reported as discontinued operations.

(b)	The Company has restated its consolidated financial statements for the year ended December 31, 2003, 2002 and 2001 to correct errors in the computation of the dilutive effect of outstanding stock options, which decreased the number of fully diluted shares outstanding to be utilized in the earnings per share calculations as shown below. The computational error was that the assumed tax benefit from the assumed exercise of non-qualified stock options was not properly included as proceeds under the “Treasury Stock Method.”

A summary of the aggregate effects of the foregoing restatements on the Company’s Consolidated Statement of Financial Condition and Consolidated Statement of Operations for the periods presented herein is shown below.

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data)

	As of 3/31/2003		As of 3/31/2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Allowance for loan losses	$(19,177)	$(26,214)	$(18,555)	$19,768
Other assets	$15,702	$18,455	$14,287	$14,750
Total Assets	$1,195,393	$1,191,109	$738,232	$737,482
Retained earnings	$27,724	$23,440	$13,954	$13,204
Total Shareholders Equity	$93,309	$89,025	$77,770	$77,020
Total Shareholders Equity and Shareholders Equity	$1,195,393	$1,191,109	$738,232	$737,482

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$535	$2,703	$85	$1,298
Net interest income after provision for loan losses	$14,694	$12,526	$11,615	$10,402
Non-interest income	$1,220	$496	$366	$366
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$6,593	$3,701	$4,102	$2,889
Income taxes	$2,683	$1,497	$1,541	$1,078
Income from continuing operations before cumulative effect of change in accounting principle	$3,910	$2,204	$2,561	$1,811
Income from discontinued operations, net of tax	—	$432	—	—
Net income	$3,910	$2,636	$2,667	$1,917
Earnings per share—basic:
Net income before cumulative effect of change in accounting principle	$0.25	$0.14	$0.16	$0.12
Discontinued operations	—	$0.03	—	—
Net income	$0.25	$0.17	$0.17	$0.13
Earnings per share—diluted:
Net income before cumulative effect of change in accounting principle	$0.22	$0.13	$0.15	$0.11
Discontinued operations	—	$0.02	—	—
Net income	$0.22	$0.15	$0.15	$0.12
Weighted average shares outstanding	17,796	17,100	17,338	16,705

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Month Ended March 31, 2003		Three Months March 31, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Net income	$3,910	$2,636	$2,667	$1,917
Provision for loan losses	$535	$2,703	$85	$1,298
Decrease in other assets	$4,602	$3,708	$778	$315

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of 6/30/2003		As of 6/30/2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Allowance for loan losses	$(16,854)	$(24,972)	$(20,473)	$(22,710)
Other assets	$16,772	$19,959	$9,949	$10,805
Total Assets	$1,349,422	$1,344,491	$797,107	$795,726
Retained earnings	$31,830	$26,899	$16,977	$15,596
Total Shareholders Equity	$97,396	$92,465	$81,048	$79,667
Total Shareholders Equity and Shareholders Equity	$1,349,422	$1,344,491	$797,107	$795,726

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$2,095	$3,176	$99	$1,122
Net interest income after provision for loan losses	$16,189	$15,108	$12,669	$11,646
Income before income taxes	$6,864	$5,783	$4,977	$3,954
Income taxes	$2,758	$2,324	$1,953	$1,562
Net income	$4,106	$3,459	$3,024	$2,392
Earnings per share—basic:
Net income	$0.26	$0.22	$0.19	$0.15
Earnings per share—diluted:
Net income	$0.23	$0.20	$0.17	$0.14
Weighted average shares outstanding	18,148	17,351	17,626	16,914

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$2,630	$5,879	$183	$2,420
Net interest income after provision for loan losses	$30,883	$27,634	$24,282	$22,045
Non-interest income	$1,992	$1,267	—	—
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$13,457	$9,484	$9,076	$6,843
Income taxes	$5,441	$3,821	$3,492	$2,640
Income from continuing operations before cumulative effect of change in accounting principle	$8,016	$5,663	$5,584	$4,203
Income from discontinued operations, net of tax		$432
Net income	$8,016	$6,095	$5,690	$4,309
Earnings per share—basic:
Net income before cumulative effect of change in accounting principle	$0.51	$0.35	$0.36	$0.27
Discontinued operations	—	$0.03	—	—
Net income	$0.51	$0.38	$0.37	$0.28
Earnings per share—diluted:
Net income before cumulative effect of change in accounting principle	$0.45	$0.33	$0.32	$0.25
Discontinued operations	—	$0.02	—	—
Net income	$0.45	$0.35	$0.33	$0.26
Weighted average shares outstanding	17,887	17,175	17,500	16,822

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Net income	$8,016	$6,095	$5,690	$4,309
Provision for loan losses	$2,630	$5,879	$183	$2,420
Decrease in deferred taxes	$4,961	$3,633	$4,994	$4,138

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of 9/30/2003		As of 9/30/2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Allowance for loan losses	$(21,099)	$(25,968)	$(21,646)	$(25,204)
Other assets	$16,898	$18,757	$9,971	$11,331
Total Assets	$1,509,990	$1,506,980	$920,078	$917,880
Retained earnings	$32,521	$29,511	$20,313	$18,115
Total Shareholders Equity	$97,940	$94,930	$85,032	$82,834
Total Shareholders Equity and Shareholders Equity	$1,509,990	$1,506,980	$920,078	$917,880

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$9,674	$6,425	$51	$1,372
Net interest income after provision for loan losses	$11,235	$14,484	$13,580	$12,259
Income before income taxes	$1,166	$4,415	$5,506	$4,185
Income taxes	$475	$1,803	$2,171	$1,666
Net income	$691	$2,612	$3,335	$2,519
Earnings per share—basic:
Net income	$0.04	$0.16	$0.21	$0.16
Earnings per share—diluted:
Net income	$0.04	$0.15	$0.19	$0.15
Weighted average shares outstanding	19,043	17,954	17,649	16,931

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$12,304	$12,304	$234	$3,792
Net interest income after provision for loan losses	$42,118	$42,118	$37,863	$34,305
Non-interest income	$2,548	$1,824	—	—
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$14,623	$13,899	$14,579	$11,021
Income taxes	$5,916	$5,624	$5,659	$4,306
Income from continuing operations before cumulative effect of change in accounting principle	$8,707	$8,275	$8,920	$6,715
Income from discontinued operations, net of tax	—	$432	—	—
Net income	$8,707	$8,707	$9,026	$6,828
Earnings per share—basic:
Net income before cumulative effect of change in accounting principle	$0.55	$0.52	$0.58	$0.43
Discontinued operations	—	$0.03	—	—
Net income	$0.55	$0.55	$0.58	$0.44
Earnings per share—diluted:
Net income before cumulative effect of change in accounting principle	$0.48	$0.47	$0.51	$0.40
Discontinued operations	—	$0.03	—	—
Net income	$0.48	$0.50	$0.51	$0.41
Weighted average shares outstanding	18,254	17,429	17,550	16,859

CHANGES TO UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Net income	$8,707	$8,707	$9,026	$6,828
Provision for loan losses	$12,304	$12,304	$234	$3,792
Decrease (increase) in deferred taxes	$3,289	$3,289	$426	$(934)

CHANGES TO CONSOLIDATED STATEMENT OF FINANCIAL CONDITION

	As of 12/31/2003		As of 12/31/2002
	As Reported	As Restated	As Reported	As Restated
Allowance for loan losses	$(20,384)	$(25,253)	$(23,179)	$(28,048)
Other assets	$10,369	$12,228	$7,903	$9,762
Total Assets	$1,670,716	$1,667,706	$951,286	$948,276
Retained earnings	$37,089	$34,079	$23,814	$20,804
Total Shareholders Equity	$103,327	$100,317	$89,659	$86,649
Total Shareholders Equity and Shareholders Equity	$1,670,716	$1,667,706	$951,286	$948,276

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CHANGES TO CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$5,433	$5,433	$403	$1,715
Net interest income after provision for loan losses	$18,210	$18,210	$13,705	$12,393
Income from continuing operations before income taxes	$7,665	$7,664	$5,510	$4,198
Income taxes	$3,096	$3,096	$2,009	$1,509
Net income	$4,569	$4,568	$3,501	$2,689
Earnings per share—basic:
Continuing operations	$0.29	$0.29	$0.22	$0.17
Net income	$0.29	$0.29	$0.22	$0.17
Earnings per share—diluted:
Continuing operations	$0.24	$0.25	$0.20	$0.16
Net income	$0.24	$0.25	$0.20	$0.16
Weighted average shares outstanding	18,464	18,008	17,687	17,024

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$17,737	$17,737	$638	$5,507
Net interest income after provision for loan losses	$60,328	$60,328	$51,569	$46,700
Gain on residual investment in securitizations	$724	—	—	—
Total non-interest income	$3,363	$2,639	$1,880	$1,880
Income from continuing operations before income taxes	$22,287	$21,563	$20,095	$15,226
Income taxes	$9,012	$8,720	$7,674	$5,815
Income from continuing operations	$13,275	$12,843	$12,421	$9,411
Income from discontinued operations, net of tax	—	$432	—	—
Net income	$13,275	$13,275	$12,527	$9,517
Earnings per share—basic:
Continuing operations	$0.83	$0.80	$0.79	$0.60
Discontinued operations	—	$0.03	—	—
Net income	$0.83	$0.83	$0.80	$0.61
Earnings per share—diluted:
Continuing operations	$0.72	$0.73	$0.70	$0.55
Discontinued operations	—	$0.03	—	—
Net income	$0.72	$0.76	$0.71	$0.56
Weighted average shares outstanding	18,464	17,572	17,588	16,903

CHANGES TO CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2003		Year Ended December 31, 2002
	As Reported	As Restated	As Reported	As Restated
Net income	$13,275	$13,275	$12,527	$9,517
Provision for loan losses	$17,737	$17,737	$638	$5,507
Decrease in deferred taxes	$4,560	$4,560	$6,182	$4,323

See Notes 3, 5, 11, 12, 17, 18, 19, 20 and 21, all of which are impacted by the aforementioned restatements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Summary Of Significant Accounting Policies

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

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realiz gains and losses for securities classified as available-for-sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Years Ended December 31,
	2003 (As Restated)	2002 (As Restated)	2001
Net income to common shareholders:
As reported	$13,275	$9,517	$7,763
Pro forma	12,311	8,851	7,025
Earnings per share:
As reported—basic	$0.83	$0.61	$0.48
As reported—diluted	0.76	0.56	0.46
Pro-forma—basic	0.77	0.57	0.44
Pro-forma—diluted	0.70	0.52	0.42

Loans

UPFC originates IPF loans and purchases automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of unearned finance charges.

Interest Income

Interest income is accrued as it is earned. The Company’s policy is to charge-off loans delinquent 120 days or more. Interest income deemed uncollectible is reversed. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status.

Sale Of Loans

Gains or losses resulting from sales of loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold.

Allowance For Loan Losses

We established our allowance for loan losses for contracts purchased subsequent to January 1, 2003 by using the “Expected 12 month Charge Off Method” which establishes reserves based on an analysis that sums the expected charge-offs for the next 12 months in each static loss pool.

As of December 21, 2002 the amount of allowance for loan losses related to automobile installment contracts was $27.8 million and contracts outstanding totaled $405.1 million. The allowance was an estimate of the losses expected for the life of the contracts. After December 31, 2002 any losses related to this pool of contracts was charged against the then existing allowance for loan losses.

During the year ended December 31, 2003 there were $17.3 million in net losses and $ 3.2 million provision expense relating to loans purchased before January 1, 2003 resulting in a remaining balance of $ 13.5 million in the allowance for loans allocable to loans purchased before January 1, 2003. The total remaining balance of loans purchased before January 1, 2003 was $152.9 million.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to January 1, 2003 the allowance for loan losses included a portion, generally 9.0% to 11.5% of the net contract amount of automobile installment contracts. This allocation at purchase represented Management’s estimate of the losses expected over the life of the contract. UPFC also charged current earnings with a provision for estimated losses on IPF loans. Management periodically made additional provisions for loan losses, charged against current earnings, based on the determination of the adequacy of allowance for loan losses. UPFC accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial amount set aside was determined to be insufficient to cover losses expected to be incurred. Management’s determination of the adequacy of the allowance for loan losses took into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

Commencing January 1, 2003, after consultation with the OTS, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is now accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

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

Income Taxes

UPFC uses the asset/liability method of accounting for income taxes. Under the asset/liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The effect of deferred tax assets and liabilities from a change in tax rate is recognized in income in the period of enactment. For federal income tax return purposes, we file as part of a consolidated group.

Earnings Per Share

Basic EPS excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock.

As discussed in Note 2 we have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to reflect a correction in the computation of earnings per share to consider the tax benefit that we will receive as part of the assumed proceeds under the “treasury stock method”.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for–profit organizations. This SOP does not apply to loans originated by the entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management has not completed its evaluation of the impact this pronouncement may have on our consolidated financial position, results of operations and cash flow.

4. Securities Available-For-Sale

Securities available-for-sale are as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated FairValue
	(Dollars in thousands)
2003
U.S. government agency securities	$105,138	$139	$—	$105,277
U.S. government agency mortgage-backed securities	1,097,107	918	858	1,097,167

Total securities	$1,202,245	$1,057	$858	$1,202,444

2002
U.S. government agency securities	$287,801	$492	$100	$288,193
U.S. government agency mortgage-backed securities	314,008	1,256	189	315,075

Total Securities	$601,809	$1,748	$289	$603,268

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. Loans and Contracts

Loans are summarized as follows:

	December 31,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$405,085	$293,440
Insurance premium finance	12,984	17,922
Other consumer	49	80

	418,118	311,442

Commercial loans:
Insurance premium finance	28,259	18,400

	28,259	18,400

Total loans and contracts	446,377	329,842
Less:
Unearned finance charges	(5,385)	(3,490)
Unearned discount	(14,368)	—
Allowance for loan losses	(25,253)	(28,048)

Total loans and contracts, net	$401,371	$298,304

Contractual weighted average interest rate	22.02%	21.83%

The amount of interest income related to IPF loans included in the Consolidated Statements of Income was $2,555,000, $2,169,000 and $2,299,000 for 2003, 2002 and 2001 respectively. These amounts represented the interest received by IPF after netting the servicing fees paid to BPN of $2,979,000, $3,692,000 and $3,078,000 respectively.

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2003 (As Restated)	2002 (As Restated)	2001
	(Dollars in thousands)
Balance at beginning of year	$28,048	$17,460	$15,156
Provision for loan losses	17,737	5,507	615
Purchase discounts on automobile installment contracts allocated to the allowance for loan losses	—	22,414	12,169
Charge-offs	(22,320)	(18,411)	(10,886)
Recoveries	1,788	1,078	406

Net charge-offs	(20,532)	(17,333)	(10,480)

Balance at end of year	$25,253	$28,048	$17,460

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The total allowance for loan losses was $25.3 million at December 31, 2003 compared with $28.0 million at December 31, 2002, representing 5.92% of loans at December 31, 2003 and 8.59% at December 31, 2002. Additionally, unearned discounts on loans totaled $14.4 million at December 31, 2003 compared with zero at December 31, 2002, representing 3.26% of loans at December 31, 2003.

The following is a summary of the changes in the allowance for loan losses on auto loans allocated to loans purchased before January 1, 2003.

Amount
Allowance for loan losses
Balance at December 31, 2002	$27,582
Provision for loan losses	3,245
Net charge offs	(17,345)

Balance at December 31, 2003	$13,482

The following table sets forth information with respect to the Company’s non-performing assets:

	December 31,
	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$139	$172
Totals	$139	$172

Percentage of non-performing assets to total assets	0.01%	0.02%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7. Interest Receivable

Interest receivable is as follows:

	December 31,
	2003	2002
	(Dollars in thousands)
Auto loans	$8,302	$4,905
Securities	1,547	1,880

Total	$9,849	$6,785

8. Premises and Equipment

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

9. Deposits

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company negotiates the collateral required for each loan on a case-by-case basis. As of December 31, 2003, $1,079,671 of the amount included in Securities available for sale, at fair market value on the Consolidated Statement of Financial Condition was pledged as collateral for these borrowings.

11. Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands)
Income from continuing operations Income from discontinued operations	$8,720 292	$5,815 —	$4,964 —
Cumulative effect of change in accounting principle	—	68	—

Total tax expense	$9,012	$5,883	$4,964

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes including cumulative effect of change in accounting principle and income from discontinued operations is comprised of the following:

	Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands)
Federal taxes:
Current	$11,067	$447	$1,186
Deferred	(3,911)	4,424	2,651

	7,156	4,871	3,837

State taxes:
Current	2,505	1,114	97
Deferred	(649)	(102)	1,030

	1,856	1,012	1,127

Total	$9,012	$5,883	$4,964

The tax effects of significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2003	2002
	(As Restated)	(As Restated)
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$319	$373
Loan loss allowances	7,818	8,409
Discontinued operations and accrued lease obligations	7	418
Intangible assets	658	745
Compensation related reserve	977	1,062
State taxes	802	463
Depreciation and amortization	—	13
Accrued liabilities	55	107
Other	207	207

Total gross deferred tax assets	10,843	11,797

Deferred tax liabilities:
FHLB stock dividends	(513)	(334)
Market discount	(2,565)	(8,354)
Unrealized gain on securities available for sale	(70)	(571)
Depreciation and amortization	(96)	—

Total gross deferred tax liabilities	(3,244)	(9,259)

Net deferred tax assets	$7,599	$2,538

UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2003 and 2002, UPFC had a net current income tax receivable of $2.4 million and $3.4 million, respectively.

UPFC has state net operating loss carry forwards of $6.4 million that expire from 2012 to 2021 and an alternative minimum tax credit of $207,000 that may be carried forward indefinitely.

UPFC’s effective income tax rate differs from the federal statutory rate due to the following:

	Years Ended December 31,
	2003	2002	2001
Expected statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefits	5.6	4.3	5.8
Other, net	(0.2)	(1.1)	(0.8)

Effective tax rate	40.4%	38.2%	39.0%

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

At December 31, 2003 and December 31, 2002 the Bank had the following regulatory capital requirements and capital position:

	December 31, 2003			December 31, 2002
	(As Restated)			(As Restated)
	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Tangible capital	$99,290	$25,028	$74,262	$75,538	$14,215	$61,323
Tangible capital ratio	5.95%	1.50%	4.45%	7.97%	1.50%	6.47%
Core capital	$99,290	$66,742	$32,548	$75,538	$37,907	$37,631
Core capital (leverage) ratio	5.95%	4.00%	1.95%	7.97%	4.00%	3.97%
Risk-based capital	$107,295	$50,839	$56,456	$81,427	$35,920	$45,507
Percent of risk-weighted assets	16.88%	8.00%	8.88%	18.14%	8.00%	10.14%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Since that date, there are no conditions or events that management believes would have changed its “well-capitalized” designation.

The Bank had the following regulatory capital calculated in accordance with FDICIA’s capital standards for a “well capitalized” institution:

	December 31, 2003			December 31, 2002
	(As Restated)			(As Restated)
	Actual	Required	Excess	Actual	Required	Excess
	(Dollars in thousands)
Leverage	$99,290	$83,428	$15,862	$75,538	$47,389	$28,149
Leverage ratio	5.95%	5.00%	0.95%	7.97%	5.00%	2.97%
Tier 1 risk-based	$99,290	$38,129	$61,161	$75,538	$56,867	$18,671
Tier 1 risk-based ratio	15.62%	6.00%	9.62%	16.82%	6.00%	10.82%
Total risk-based	$107,295	$63,549	$43,746	$81,427	$44,888	$36,539
Total risk-based ratio	16.88%	10.00%	6.88%	18.14%	10.00%	8.14%

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16. Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Amortization/write-off of intangible assets	$—	$—	$561
Professional fees	649	973	903
Loan and collection expenses	2,437	1,905	1,351
Travel and entertainment	1,767	1,365	1,057
Marketing	496	529	505
Data processing	1,063	981	759
Forms, supplies, postage and delivery	1,199	1,022	819
Telephone	1,474	1,104	801
Insurance premiums	508	492	489
Other	788	740	524

Total	$10,381	$9,111	$7,769

17. Earnings Per Share

UPFC calculates earnings per share as shown below:

	Years Ended December 31,
	2003 (As Restated)	2002 (As Restated)	2001 (As Restated)
	(In thousands, except per share amounts)
Earnings per share—basic:
Income	$13,275	$9,517	$7,763

Average common shares outstanding	15,914	15,630	16,017

Per share	$0.83	$0.61	$0.48

Earnings per share—diluted:
Income	$13,275	$9,517	$7,763

Average common shares outstanding	15,914	15,630	16,017
Add: Stock options	1,658	1,273	920

Average common shares outstanding—diluted	17,572	16,903	16,937

Per share	$0.76	$0.56	$0.46

Within this document we have restated our financial condition and results operations for the years ended December 31, 2003 and 2002 to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the correction in the computation of earnings per share to consider the tax benefit that we will receive as part of the proceeds under the “treasury stock method”.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18. Fair Value Of Financial Instruments

The estimated fair value of UPFC’s financial instruments is as follows at the dates indicated:

	December 31, 2003 (As Restated)		December 31, 2002 (As Restated)
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$14,209	$14,209	$13,544	$13,544
Securities	1,202,444	1,202,444	603,268	603,268
Loans, net	401,371	401,371	298,304	298,304
Federal Home Loan Bank stock	11,563	11,563	1,675	1,675
Liabilities:
Deposits	498,389	499,392	468,458	487,340
Other borrowings	1,052,205	1,052,205	384,624	384,624

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	At or For Year Ended December 31, 2003 (as restated)
	Auto Finance	Insurance Premium Finance	Banking	Total
	(Dollars in thousands)
Net interest income	$68,031	$2,555	$7,479	$78,065
Provision for loan losses	17,771	(34)	—	17,737
Non-interest income	452	539	1,648	2,639
Non-interest expense	34,391	190	6,823	41,404

Segment profit (pre-tax)	$16,321	$2,938	$2,304	$21,563

Total assets	$374,456	$41,243	$1,252,007	$1,667,706

	At or For Year Ended December 31, 2002 (as restated)
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$39,867	$2,169	$10,171	$52,207
Provision for loan losses	5,269	238	—	5,507
Non-interest income	379	542	959	1,880
Non-interest expense	26,308	303	6,743	33,354

Segment profit (pre-tax)	$8,669	$2,170	$4,387	$15,226

Total assets	$273,042	$36,322	$638,912	$948,276

	At or For Year Ended December 31, 2001
	Auto Finance	Insurance Premium Finance	Banking	Total
Net interest income	$30,378	$2,299	$5,953	$38,630
Provision for loan losses	250	365	—	615
Non-interest income	321	459	1,924	2,704
Non-interest expense	18,846	255	8,891	27,992

Segment profit (pre-tax)	$11,603	$2,138	$(1,014)	$12,727

Total assets	$200,665	$39,632	$449,276	$689,573

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

20. Holding Company Financial Information

Following are the financial statements of United PanAm Financial Corp. (holding company only):

	Years Ended December 31,
	2003	2002
	(as restated)	(as restated)
	(Dollars in thousands)
Statements of Financial Condition
Cash	$369	$1,009
Note receivable from affiliate	9,523	7,720
Other assets	1,476	1,740
Investment in subsidiaries	99,290	76,461

Total assets	$110,658	$86,930

Other liabilities	$10,341	$281

Total liabilities	10,341	281

Shareholders’ equity	100,317	86,649

Total liabilities and shareholders’ equity	$110,658	$86,930

	Years Ended December 31,
	2003	2002	2001
	(as restated)	(as restated)
	(Dollars in thousands)
Statements of Operations
Equity in undistributed income of subsidiaries	$13,635	$9,754	$8,362
Interest income	227	318	1,446

Total income	13,862	10,072	9,808

Interest Expense	170	—	—
Other expense	655	716	2,433

Total expense	825	716	2,433

Income before income taxes	13,037	9,356	7,375
Income taxes (benefit)	(238)	(161)	(388)

Net income	$13,275	$9,517	$7,763

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Years Ended December 31,
	2003	2002	2001
	(As Restated)	(As Restated)
	(Dollars in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$13,275	$9,502	$7,763
Equity in earnings of subsidiaries	(13,635)	(9,754)	(8,362)
(Increase) decrease in accrued interest receivable	(364)	155	2,226
Decrease (increase) in other assets	1,422	(329)	(1,155)
Increase (decrease) in other liabilities	10,060	668	(585)
Compensation expense for converting option plan	—	—	1,369
Other, net	—	(16)	—

Net cash provided by (used in) operating activities	10,758	226	1,256

Cash flows from investing activities:
(Increase) repayment of notes receivable	(1,803)	13,715	206
Other, net	29	—	—

Net cash (used in) provided by investing activities	(1,774)	13,715	206

Cash flows from financing activities:
Capital contributed to subsidiary	(9,982)	(15,000)	2,612
Purchase of treasury stock	—	—	(3,113)
Proceeds from exercise of stock options	651	573	83
(Increase) repayment of director loan	(293)	300	—

Net cash (used in) financing activities	(9,624)	(14,127)	(418)

Net (decrease) increase in cash and cash equivalents	(640)	(186)	1,044
Cash and cash equivalents at beginning of year	1,009	1,195	151

Cash and cash equivalents at end of year	$369	$1,009	$1,195

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$170	$—	$—

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

21. Quarterly Results of Operations (Unaudited)

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(As restated)
	(Dollars in thousands, except per share data)
2003:
Net interest income	$15,229	$18,284	$20,909	$23,643
Provision for loan losses	2,703	3,176	6,425	5,433
Non-interest income	496	771	557	815
Non-interest expense	9,321	10,096	10,626	11,361

Income from continuing operation before income taxes	3,701	5,783	4,415	7,664
Income taxes	1,497	2,324	1,803	3,096

Income from continuing operations	2,204	3,459	2,612	4,568
Income from discontinued operations, net of tax	432	—	—	—

Net Income	$2,636	$3,459	$2,612	$4,568

Earnings per share—basic	$0.17	$0.22	$0.16	$0.29

Earnings per share—diluted	$0.15	$0.20	$0.15	$0.25

	Three months ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
	(As restated)
	(Dollars in thousands, except per share data)
2002:
Net interest income	$11,700	$12,768	$13,631	$14,108
Provision for loan losses	1,298	1,122	1,372	1,715
Non-interest income	366	300	519	695
Non-interest expense	7,879	7,992	8,593	8,890

Income before income taxes and cumulative effect of change in accounting principle	2,889	3,954	4,185	4,198
Income taxes	1,078	1,562	1,666	1,509

Income before cumulative effect of change in accounting principle	1,811	2,392	2,519	2,689
Cumulative effect of change in accounting principle, net of tax	106	—	—	—

Net Income	$1,917	$2,392	$2,519	$2,689

Earnings per share—basic	$0.13	$0.15	$0.16	$0.17

Earnings per share—diluted	$0.12	$0.14	$0.15	$0.16

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

22. Trust Preferred Securities

During the year ended December 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust1. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 4.20% as of December 31, 2003. The final maturity of these securities is 30 years, however, they can be called at par any time after five years, at the option of the Company.

23. Sale of San Francisco Branch

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

24. Goodwill

In June 2001, The FASB issued Statement of Financial Accounting Standards 142 “Goodwill and Other Intangible Assets” (“FAS 142”) on January 1, 2002. Upon adoption of FAS 142, goodwill was no longer amortized. Prior to the adoption of FAS 142, goodwill was amortized using the straight-line method over 20 years. As a result we charged off $167,000 of negative goodwill on our balance sheet, which resulted in a gain of $106,000, net of tax.