Form 10-Q/A
period 2004-03-31
UNITED PAN AM FINANCIAL CORP
filed 2004-09-03
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This amended quarterly report on Form 10-Q/A amends and restates in its entirety our original quarterly report on Form 10-Q for the quarter ended March 31, 2004 as of the date of filing the original Form 10-Q on May 11, 2004. We are amending and restating the Form 10-Q in its entirety to correct and restate the consolidated financial statements for the quarters ended March 31, 2004 and 2003.

Within this document are results that include a restatement of our financial condition and results of operations. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	A correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses for the quarters ended March 31, 2004 and 2003, and

•	A correction in the computation of earnings per share to consider the tax benefit that the Company will receive as part of the assumed proceeds under the “treasury stock method”.

This quarterly report on Form 10-Q/A for the quarter ended March 31, 2004 reflects corrections and restatements of the following financial statements: (a) unaudited consolidated statements of financial condition as of March 31, 2004 and 2003; (b) unaudited consolidated statements of operations for the three months ended March 31, 2004 and 2003, (c) unaudited consolidated statements of comprehensive income for the three months ended March 31, 2004 and 2003; and (d) unaudited consolidated statements of cash flows for the three months ended March 31, 2004 and 2003. For a more detailed description of the statements and reclassification, see “Note 2. Restatements” to the accompanying notes to the consolidated financial statements in this Form 10-Q/A.

In addition to the changes discussed above, we have also made the following changes: (a) we added a cross reference in “Note 6. Allowance for Loan Losses” to the Notes to Consolidated Financial Statements and “Note 8. Operating Segments” to the Notes to Consolidated Financial Statements; (b) we added “Note 2. Restatements” to the Notes to Consolidated Financial Statements; (c) we clarified our discussion about our allowance for loan losses under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Classified Assets and Allowance for Loan Losses” and we deleted language that was no longer applicable about our allowance for loan losses under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003—Provision and Allowance for Loan Losses”; (d) we discussed and corrected the computation of earnings per share under “Managements Discussion and Analysis of Financial Condition and Results of Operations” and (e) we updated our discussion under “Item 4. Disclosure of Controls and Procedures.

This quarterly report on Form 10-Q/A speaks as of the three months ended March 31, 2004 as required by Form 10-Q or as of the date of filing the original Form 10-Q. It does not update any of the statements contained herein. This quarterly report on Form 10-Q/A contains forward looking statements when were made at the time the original Form 10-Q was filed on May 11, 2004 and is subject to the factors described in “Item 1. Business – Factors That May Affect Future Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2003 and must be considered in light of any subsequent statements including forward looking statements in any written statement subsequent to the filing of the original Form 10-Q including statements made in filings on reports on Form 8-K and Form 10-Q.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q/A

MARCH 31, 2004

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Unaudited)

	March 31, 2004	December 31, 2003
	(As Restated)	(As Restated)
	(Dollars in thousands)
ASSETS

Cash and due from banks	$7,981	$8,376
Short term investments	44,702	5,833

Cash and cash equivalents	52,683	14,209
Securities available for sale, at fair value	1,115,915	1,202,444
Loans	478,574	440,992
Less unearned discount	(17,857)	(14,368)
Less allowance for loan losses	(24,713)	(25,253)

Loans, net	436,004	401,371
Premises and equipment, net	3,265	3,163
Federal Home Loan Bank stock, at cost	11,563	11,563
Accrued interest receivable	10,732	9,849
Other assets	22,500	25,107

Total assets	$1,652,662	$1,667,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$526,030	$498,389
Repurchase Agreements	1,004,536	1,052,205
Accrued expenses and other liabilities	5,237	6,795
Junior subordinated debentures/Trust preferred securities	10,300	10,000

Total liabilities	1,546,103	1,567,389

Common stock (no par value):
Authorized, 30,000,000 shares issued and outstanding, 16,132,758 at March 31, 2004 and 16,100,204 at December 31, 2003	66,306	66,109
Retained earnings	39,776	34,079
Unrealized gain on securities available for sale, net	477	129

Total shareholders’ equity	106,559	100,317

Total liabilities and shareholders’ equity	$1,652,662	$1,667,706

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(As Restated)	(As Restated)
	(In thousands, except per share data)
Interest Income
Loans	$27,076	$16,803
Short term investments	5,074	3,714

Total interest income	32,150	20,517

Interest Expense
Deposits	3,519	3,692
Repurchase agreements	2,859	1,596
Junior subordinated debentures	120	—

Total interest expense	6,498	5,288

Net interest income	25,652	15,229
Provision for loan losses	5,211	2,703

Net interest income after provision for loan losses	20,441	12,526

Non-interest Income
Services charges and fees	256	230
Loan related charges and fees	86	92
Gain on sale of securities	499	—
Other income	438	174

Total non-interest income	1,279	496

Non-interest Expense
Compensation and benefits	7,713	6,011
Occupancy	1,243	1,031
Other	3,206	2,279

Total non-interest expense	12,162	9,321

Income from continuing operations before income taxes	9,558	3,701
Income taxes	3,861	1,497

Income from continuing operations	$5,697	$2,204
Income from discontinued operations, net of tax	—	432

Net income	$5,697	$2,636

Earnings per share-basic:
Continuing operations	$0.35	$0.14
Discontinued operations	—	0.03

Net income	$0.35	$0.17

Weighted average shares outstanding	16,118	15,868

Earnings per share-diluted:
Continuing operations	$0.32	$0.13
Discontinued operations	—	0.02

Net Income	$0.32	$0.15

Weighted average shares outstanding	18,058	17,100

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(As Restated)	(As Restated)
	(In thousands)
Net income	$5,697	$2,636
Other comprehensive income, net of tax
Unrealized gain (loss) on securities	348	(264)

Comprehensive income	$6,045	$2,372

See accompanying notes to consolidated financial statements

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(As Restated)	(As Restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$5,697	$2,636
Adjustments to reconcile net income to net cash provided by operating activities:
Gain of sale of investment securities	(499)	—
Provision for loan losses	5,211	2,703
Depreciation and amortization	323	248
FHLB stock dividend	—	(51)
(Increase) decrease in accrued interest receivable	(883)	50
Decrease in other assets	2,736	3,708
Accretion of discount on loans	(2,486)	—
Decrease in accrued expenses and other liabilities	(1,558)	(2,671)
Amortization of premiums on investment securities	506	978

Net cash provided by operating activities	9,047	7,601

Cash Flows from Investing Activities
Purchase of investment securities	(265,254)	(464,509)
Proceeds from maturities of investment securities	119,932	261,407
Proceeds from sale of investment securities	232,428	—
Originations, net of repayments, of non-mortgage loans	(37,358)	(26,397)
Purchase of premises and equipment	(425)	(262)
Purchase of FHLB stock	—	(5,680)

Net cash provided by (used in) investing activities	49,323	(235,441)

Cash Flows from Financing Activities
Net increase in deposits	27,641	2,573
(Repayment) proceeds of repurchase agreements	(47,669)	240,553
Exercise of stock options	132	4

Net cash (used in) provided by financing activities	(19,896)	243,130

Net increase in cash and cash equivalents	38,474	15,290
Cash and cash equivalents at beginning of period	14,209	13,554

Cash and cash equivalents at end of period	$52,683	$28,844

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$7,010	$5,338

Income taxes	$941	$642

Deconsolidation of trust preferred securities	$300	$—

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

2. Restatements

In August 2004, it came to the attention of the Company that an error had occurred in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses and, as a result of the discovery of this error, the Company has restated its consolidated financial statements as of and for the three-month periods ended March 31, 2004 and 2003. The Company has also filed a Form 10-K/A to restate its financial statements for the years ended December 31, 2003 and 2002. The error in the application of the individual static pool methodology was such that deficiencies in the allowance for loan losses for individual static pools did not always result in an appropriate corresponding provision for loan losses to increase the allowance for that pool. The Company’s pool by pool analysis was not sufficiently rigorous to identify, on a timely basis, the additional provisions for loan losses required to compensate for allowance shortfalls on an individual pool basis. As a result, management applied the methodology, as described in the Company’s Accounting Policy note in its recently filed Form 10-K/A for 2003, consistently for all periods and determined that an additional provision for loan losses in the amount of $2,168,000 was required for the three months ended March 31, 2003 and that a reduction in the provision for loan losses in the amount of $1,503,000 was required for the three-months ended March 31, 2004. This restatement changed the level of the allowance for loan losses and the balance of deferred taxes and decreased retained earnings, as shown below. The restatement also changed the provision for loan losses and changed income taxes and net income for the periods shown below.

Commencing January 1, 2003, the Company began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Initially, the Company maintained an allowance for incurred losses estimated to be equal to net charge-offs for the next six months (estimated loss confirmation period) for contracts purchased after January 1, 2003. In the third quarter of 2003, after consultation with the OTS, this estimate of the loss confirmation period was changed to maintain an allowance for all contracts in this portfolio to cover estimated charge-offs for the next 12 months instead of 6 months. In connection with the aforementioned restatement, quarterly provisions for 2003 were determined by applying the revised individual static pool methodology discussed above and estimated charge-offs for the next 12 months for all quarters. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

The Company has also restated its Financial Statements for the periods ended March 31, 2004 and 2003 to a) restate its consolidated financial statements to exclude the gain on sale of residual interests in securitization in 2003 from income from continuing operations and reporting it net of taxes, as income from discontinued operations and b) restate its consolidated financial statements for the three-month periods ended March 31, 2004 and 2003 to correct errors in the computation of the dilutive effect of outstanding stock options to consider the tax benefit the Company receives as part of the assumed proceeds under the “treasury stock method”.

Within this document the Company restates a correction in the computation of earnings per share to consider the tax benefit that the Company will receive as part of the assumed proceeds under the “treasury stock method”.

A summary of the aggregate effects of these restatements on Company’s Consolidated Statement of Financial Condition and Consolidated Statement of Operations for the periods presented herein is shown below and is restating the unaudited quarterly financial statements for the three months ended March 31, 2004.

Changes to Consolidated Statement of Financial Condition

	As of March 31, 2004		As of December 31, 2003
	Unaudited
	As Reported	As Restated	As Reported	As Restated
	(Dollars in thousands, except per share data)
Allowance for loan losses	$(21,347)	$(24,713)	$(20,384)	$(25,253)
Other assets	$21,242	$22,500	$23,248	$25,107
Total Assets	$1,654,770	$1,652,662	$1,670,716	$1,667,706

Retained earnings	$41,884	$39,776	$37,089	$34,079
Total Shareholders Equity	$108,667	$106,559	$103,327	$100,317
Total Liabilities and Shareholders’ Equity	$1,654,770	$1,652,662	$1,670,716	$1,667,706

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

Changes to Unaudited Consolidated Statement of Operations

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Unaudited
	As Reported	As Restated	As Reported	As Restated
Provision for loan losses	$6,714	$5,211	$535	$2,703
Net interest income after provision for loan losses	$18,938	$20,441	$14,694	$12,526
Non-interest income	$1,279	$1,279	$1,220	$496
Income from continuing operations before income taxes and discontinued operations	$8,055	$9,558	$6,593	$3,701
Income taxes	$3,260	$3,861	$2,683	$1,497
Income from continuing operations before cumulative effect of change in accounting principle and discontinued operations	$5,697	$5,697	$3,910	$2,204
Income from discontinued operations, net of tax	$—	$—	$—	$432

Net income	$4,795	$5,697	$3,910	$2,636

Earnings per share-basic:
Net income before cumulative of change in accounting principle and discounted operations	$0.30	$0.35	$0.25	$0.14
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.30	$0.35	$0.25	$0.17
Earnings per share-diluted:
Net income before cumulative of change in accounting principle and discounted operations	$0.25	$0.32	$0.22	$0.12
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.25	$0.32	$0.22	$0.15
Weighted average shares outstanding	19,153	18,058	17,796	17,100

Changes to Unaudited Consolidated Statements of Cash Flows

	Three months ended March 31, 2004		Three months ended March 31, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Net income	$4,795	$5,697	$3,910	$2,636
Provision for loan losses	$6,714	$5,211	$535	$2,703
Decrease in other assets	$1,835	$2,736	$4,602	$3,708

3. Basis of Presentation

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

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q/A have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

4. Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three months ended March 31, 2004 and March 31, 2003:

	Three Months Ended March 31,
	2004	2003
	(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Earnings per share—basic:
Income before discontinued operations	$5,697	$2,204
Discontinued operations	—	432

Net income	$5,697	$2,636

Average common shares outstanding	16,118	15,868

Per share before discontinued operations	$0.35	$0.14
Discontinued operations	—	0.03

Per share	$0.35	$0.17

Earnings per share—diluted:
Income before discontinued operations	$5,697	$2,204
Discontinued operations	—	432

Net income	$5,697	$2,636

Average common shares outstanding	16,118	15,868
Add: Stock options	1,940	1,232

Average common shares outstanding – diluted	18,058	17,100

Per share before discontinued operations	$0.32	$0.13
Discontinued operations	—	0.02

Per share	$0.32	$0.15

5. Stock-Based Compensation

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
	(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Net income as reported	$5,697	$2,636
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	$302	$257

Net income—pro forma	$5,395	$2,379
Net income per share as reported—basic	$0.35	$0.17

Net income per share—pro forma—basic	$0.33	$0.15

Net income per share as reported—fully diluted	$0.32	$0.15

Net income per share—pro forma—fully diluted	$0.30	$0.14

6. Allowance for Loan Losses

The total allowance for loan losses was $24.7 million at March 31, 2004 compared with $26.2 million at March 31, 2003, representing 5.36% of loans at March 31, 2004 and 7.42% at March 31, 2003. Of the total allowance for losses related to automobile contracts of $24.5 million at March 31, 2004, $13.5 million and $11.0 million related to contracts acquired subsequent to January 1, 2003 and contracts acquired prior to January 1, 2003, respectively. Of the total allowance for losses related to automobile contracts of $26.0 million at March 31, 2003, $2.9 million and $23.1 million related to contracts acquired subsequent to January 1, 2003 and contracts acquired prior to January 1, 2003, respectively. The allowance for loan losses has been restated as further described in “Note 2. Restatements”.

The following is a summary of the changes in the allowance for loan losses on auto loans allocated to loans purchased before January 1, 2003.

Allowance for loan Losses	Amount
Balance at December 31, 2003	$13,482
Provision for loan losses	925
Net charge offs	(3,450)

Balance at March 31, 2004	$10,957

Balance at December 31, 2002	$27,582
Provision for loan losses	5
Net charge offs	(44,457)

Balance at March 31, 2003	$23,130

7. Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities,

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an account change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s financial statements.

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

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. This EITF describes a model that involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company expects that the adoption of this EITF will not have a material impact on its consolidated financial statements.

8. Operating Segments

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

THREE MONTHS ENDED MARCH 31, 2004 AND 2003

(Unaudited)

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

	At or For Three Months Ended March 31, 2004 (As Restated)
	Automobile Finance	Insurance Premium Finance	Banking	Total
Net interest income	$22,336	$622	$2,694	$25,652
Provision for loan losses	5,197	14	—	5,211
Non-interest income	128	152	999	1,279
Non-interest expense	10,037	40	2,085	12,162

Segment profit, pre-tax	$7,230	$720	$1,608	$9,558

Total assets	$412,893	$37,446	$1,202,323	$1,652,662

	At or For Three Months Ended March 31, 2003 (As Restated)
	Automobile Finance	Insurance Premium Finance	Banking	Total
Net interest income	$13,280	$623	$1,326	$15,229
Provision for loan losses	2,905	(202)	—	2,703
Non-interest income	94	126	1,000	1,220
Non-interest expense	7,631	54	1,636	9,321

Segment profit, pre-tax	$2,838	$897	$690	$4,425

Total assets	$301,469	$34,881	$854,759	$1,191,109

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

For a discussion of a change in the provision for loan losses see “Provision and Allowance for Loan Losses” on Page 16 within this document. The allowance for loan losses has been restated as further described in “Note 2. Restatements”.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this Quarterly Report on Form 10-Q/A, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: loans we made to credit-impaired borrowers; our need for additional sources of financing; concentration of our banking business in California; reliance on operational systems and controls and key employees; competitive pressure we face in the banking industry; changes in the interest rate environment; rapid growth of our businesses; impact of inflation and changing prices; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by our wholly owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank. While we currently use bank deposits to fund our automobile finance and insurance premium finance businesses, we are in the process of shifting the funding source of these businesses and have implemented a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank.

As part of our strategic plan, we have retained and are in the process of retaining financial advisors to assist with structuring and executing our plan. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. As part of our strategic plan, we may require the Bank to dividend all non-cash assets and excess capital to us, including the automobile finance and insurance premium finance businesses. Until our strategic plan is implemented, we are continuing with our planned expansion of the automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank. For more information see “Liquidity and Capital Resources— Strategic Plan Relating to Shift In Funding Sources.”

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

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by the Bank. However, we have implemented a strategic plan to shift the funding source of our automobile finance and insurance premium finance business to a source outside of the federal thrift charter. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. As part of our strategic plan, we may require the Bank to dividend all non-cash assets and excess capital to us, including the automobile finance and insurance premium finance businesses (which currently operate as subsidiaries of the Bank) and United States

Government Agency Securities. For more information see “Liquidity and Capital Resources—Strategic Plan Relating to Shift In Funding Sources.”

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our accounting policies are integral to understanding the results reported. Accounting policies are described in detail in Note 3 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K/A.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. The following is a brief description of our current accounting policies involving significant management valuation judgments

As discussed elsewhere, the Company has restated its financial condition and results of operations for the three-months ended March 31, 2004 and 2003 to reflect the following: 1) a correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses, 2) a reclassification of a gain on sale of residual interests in 2003 as discontinued operations and 3) a correction in the computation of earnings per share to consider the tax benefit that the Company will receive as part of the assumed proceeds under the “treasury stock method”. For more information see “Note 2. Restatements” to the accompanying notes to the consolidated financial statements in this Form 10-Q/A.

Provision and Allowance for Loan Losses

Our loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends by loan type, analysis of cumulative losses by static pool and evaluation of credit loss experienced by credit tier and geographic location. Other quantitative analyses include the concentration of any credit tier, the level of nonperformance and the percentage of delinquency. Qualitative analysis includes trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

We established our allowance for loan losses for auto contracts purchased after January 1, 2003 by using the “Expected 12 month Charge Off Method” which establishes allowances based on an analysis that sums the expected charge-offs for the next 12 months in each static loss pool.

Commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses record in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts

For automobile contracts purchased prior to January 1, 2003 the Company accounts for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses are recognized immediately for pools whereby the remaining amount of the initial amount set aside was determined to be insufficient to cover losses expected to be incurred based on an analysis of projected losses.

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

	Three Months Ended March 31,
	2004			2003
	(As Restated)			(As Restated)
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earning assets
Securities and short term investments	$1,183,760	$5,074	1.72%	$692,871	$3,714	2.17%
IPF loans, net(3)	38,884	1,089	11.26%	34,449	1,041	12.26%
Automobile installment Contracts, net(4)	382,943	25,987	27.52%	278,715	15,762	22.94%

Total interest earning assets	1,605,587	$32,150	8.12%	1,006,035	$20,517	8.27%

Non-interest earnings assets	58,329			40,930

Total assets	$1,663,916			$1,046,965

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$522,466	$3,519	2.71%	$470,895	$3,692	3.18%
Repurchase agreements	1,022,316	2,859	1.12%	479,426	1,596	1.35%
Junior subordinated debentures	10,300	120	4.69%	—	—	—%

Total interest bearing liabilities	1,555,082	$6,498	1.69%	950,321	$5,288	2.26%

Non-interest bearing liabilities	5,396			8,807

Total liabilities	1,560,478			959,128
Equity	103,438			87,837

Total liabilities and equity	$1,663,916			$1,046,965

Net interest income before provision for loan losses		$25,652			$15,229

Net interest rate spread(5)			6.43%			6.01%
Net interest margin(6)			6.48%			6.14%
Ratio of interest earning assets to interest bearing liabilities			103%			106%

(1)	Average balances computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of allowance for losses; includes non-performing loans.
(4)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2004 and March 31, 2003

General

For the three months ended March 31, 2004, our net income increased $3.1 million to $5.7 million from $2.6 million for the three months ended March 31, 2003.

The increase in net income was due primarily to a $10.4 million increase in net interest income, which increased to $25.7 million in the first quarter of 2004 from $15.2 million during the same quarter of 2003, partially offset by a $2.5 million increase in the provision for loan losses and a $2.8 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

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

Interest Income

Interest income increased to $32.2 million for the three months ended March 31, 2004 from $20.5 million for the three months ended March 31, 2003 due primarily to a $599.6 million increase in average interest earning assets. The largest components of growth in average interest earning assets were investment securities, which increased by $490.9 million and automobile installment contracts, which increased by $104.2 million. The increase in investment securities was a result of an increase in commercial borrowings, reflecting the need to increase assets required for the Bank to meet the 30% qualified thrift lender requirement of the OTS. The increase in automobile contracts principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with the planned growth of this business unit.

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

Provision and Allowance for Loan Losses

Provision for loan losses was $5.2 million for the three months ended March 31, 2004 compared to $2.7 million for the three months ending March 31, 2003. The provision for 2004 reflects a provision expense of $14,000 in our insurance premium finance business and $5.2 million in UACC.

The total allowance for loan losses was $24.7 million at March 31, 2004 compared with $26.2 million at March 31, 2003, representing 5.36% of loans at March 31, 2004 and 7.42% at March 31, 2003. Additionally, unearned discounts on loans totaled $17.9 million at March 31, 2004 compared with $4.3 million at March 31, 2003, representing 3.73% of loans at March 31, 2004 and 1.21% at March 31, 2003.

Annualized net charge-offs to average loans were 5.53% for the three months ended March 31, 2004 compared with 5.76% for the three months ended March 31, 2003. This rate was favorably impacted in 2003 by the recovery of $536,000 from the State of California for refund of sales taxes on repossessed autos. We applied for this refund of sales taxes based on a memorandum of opinion issued by the Board of Equalization of the state of California in 2000 wherein the state of California was required to refund sales taxes that had been paid on the loss portion of a repossessed automobile since January 1999. All amounts charged off on an automobile loan are charged to the allowance for loan losses. Thus, when we received a refund of sales taxes from the state of California, we returned the entire portion of the sales tax refund to the allowance account.

Non-interest Income

Non-interest income increased $783,000 to $1.3 million for the three months ended March 31, 2004 from $0.5 million for the three months ended March 31, 2003. This increase was mainly the result of a $499,000 gain on sale of investment securities.

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

Income Taxes

Income taxes increased $2.1 million to $3.9 million for the three months ended March 31, 2004 from $1.8 million for the three months ended March 31, 2003. This increase occurred as a result of a $5.1 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at March 31, 2004 and December 31, 2003

Total assets decreased $15 million, to $1.65 billion at March 31, 2004 from $1.67 billion at December 31, 2003. The decrease resulted primarily from a $86.5 million decrease in securities available for sale to $1.1 billion at March 31, 2004 from $1.2 billion at December 31, 2003 and a $2.6 million decrease in other assets partially offset by a $38.5 million increase in cash and cash equivalents and a $34.6 million increase in loans to $436.0 million at March 31, 2004 from $401.4 million at March 31, 2003. The decrease in securities and corresponding increase in cash and cash equivalents is primarily due to pay-downs and maturities in the portfolio. The increase in loans principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with planned growth in our automobile finance business unit.

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

Shareholders’ equity increased to $106.6 million at March 31, 2004 from $100.3 million at December 31, 2003, primarily as a result of net income of $5.7 million during the three months ended March 31, 2004.

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

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$153,618	$(3,746)	-2.38%	9.09%	-11bp
+200 bp	54,961	(2,403)	-1.53%	9.13%	-7 bp
+100 bp	156,210	(1,154)	-0.73%	9.17%	-3 bp
0 bp	157,364	—	—%	9.20%	— bp
-100 bp	158,432	1,068	+0.68%	9.22%	+3 bp
-200 bp	159,042	1,679	+1.07%	9.22%	+3bp
-300 bp	159,117	1,753	+1.11%	9.20%	— bp

Liquidity and Capital Resources

Overview

We require substantial capital resources and cash to support our business. Currently, our primary source of funds is deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. However, we are in the process of implementing a strategic plan to shift the funding source of our automobile finance and insurance premium finance businesses to warehouse credit lines and securitizations so we will no longer rely on insured deposits of the Bank or FHLB advances as a funding source.

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

Principal Sources of Cash

Currently, our primary sources of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. Once we exit the federal thrift charter, our primary source of funds will no longer be deposits at the Bank or FHLB advances, but will instead be securitizations and warehouse lines of credit.

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

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	Three Months Ended March 31, 2004		Years Ended December 31,
			2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$61,572	1.29%	$72,990	1.45%	$52,911	1.72%
Checking accounts	17,243	0.70%	19,331	0.71%	16,854	1.00%
Certificates of deposit
Under $100,000	349,836	2.82%	310,535	3.00%	314,130	3.63%
$100,000 and over	97,379	2.51%	95,533	2.53%	84,563	3.13%

Total	$526,030	2.51%	$498,389	2.59%	$468,458	3.23%

The following table sets forth the time remaining until maturity for all CDs for the dates indicated.

	March 31, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Maturity within one year	$216,537	$184,292	$185,295
Maturity within two years	98,349	86,812	58,852
Maturity within three years	87,726	79,332	41,628
Maturity over three years	44,603	55,632	112,918

Total certificates of deposit	$447,215	$406,068	$398,693

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

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $105.0 million, or 6.36% of total adjusted assets, which is above the required level of $24.8 million, or 1.5%; the Bank had core capital of $105.0 million, or 6.36% of total adjusted assets, which is above the required level of $82.5 million, or 5.0%; and the Bank had risk-based capital of $113.3 million, or 17.2% of risk-weighted assets, which is above the required level of $66.3 million, or 10.0% for a well-capitalized institution.

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

Through the Bank, we can obtain advances from the FHLB, collateralized by its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has it’s own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of March 31, 2004, the Bank’s total borrowing capacity under this credit facility was $495.8 million, of which $183.5 million was utilized to fund repurchase agreements and $312.3 million was available.

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

The obligations are categorized by their contractual due dates. Certain deposit accounts have no stated maturity but have been presented here as maturing in less than one year therefore; the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio.

At March 31, 2004, our net loan portfolio constituted $436.0 million, or 26.4% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2004	December 31, 2003	December 31, 2002
	(As Restated)
	(Dollars in thousands)
Consumer Loans
Automobile installment contracts	$445,531	$405,085	$293,440
Insurance premium finance	10,299	12,984	17,922
Other consumer loans	48	49	80

Total consumer loans	455,878	418,118	311,442

Commercial Loans
Insurance premium finance	27,392	28,259	18,400

Total commercial loans	27,392	28,259	18,400

Total loans	483,270	446,377	329,842
Unearned finance charges	(4,696)	(5,385)	(3,490)
Unearned discounts	(17,857)	(14,368)	—
Allowance for loan losses	(24,713)	(25,253)	(28,048)

Total loans, net	$436,004	$401,371	$298,304

Loan Maturities.

The following table sets forth the dollar amount of loans maturing in our loan portfolio at March 31, 2004 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses. All loans maturing over one year are fixed rate loans.

	March 31, 2004
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	More Than 10 Years	Total Loans
	(Dollars in thousands)
Consumer Loans	$20,177	$146,003	$288,533	$1,165	$—	$455,878
Commercial loans	27,392	—	—	—	—	27,392

Total	$47,569	$146,003	$288,533	$1,165	$—	$483,270

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $24.7 million at March 31, 2004 compared with $25.3 million at December 31, 2003 representing 5.36% of loans at March 31, 2004 and 5.92% at December 31, 2003. Additionally, unearned discounts on loans totaled $17.9 million at March 31, 2004 compared with $14.4 million at December 31, 2003, representing 3.73% of loans at March 31, 2004 and 3.26% at December 31, 2003.

The Company has made the following restatements: (a) restated its consolidated financial statements to exclude the gain on sale of residual interests in securitization in 2003 from income from continuing operations and reporting it, net of taxes, as income from discontinued operations, and (b) restated its consolidated financial statements for the year ended December 31, 2003 and 2002 to correct errors in the computation of the dilutive effect of outstanding stock options to consider the tax benefit of the Company receives as part of the assumed proceeds under the “treasury stock method”, which decreased the number of fully diluted shares outstanding to be utilized in the earnings per share calculations.

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

	March 31,	December 31,
	2004	2003	2002
	(Dollars in thousands)
Nonaccrual loans	$132	$139	$172

Total	$132	$139	$172

Nonaccrual loans as a percentage of total loans	0.03%	0.03%	0.05%

Allowance for Loan Losses.

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31,	At or For the Year Ended December 31,
	2004	2003	2002
	(As Restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$25,253	$28,048	$17,460
Provision for loan losses	5,211	17,737	5,508
Charge-offs	(6,145)	(22,320)	(18,411)
Recoveries	394	1,788	1,077

Net charge-offs	(5,751)	(20,532)	(17,334)
Acquisition discounts allocated to loss allowance	—	—	22,414

Balance at end of period	$24,713	$25,253	$28,048

Annualized net charge-offs to average loans	5.53%	5.69%	6.37%
Allowance for loan losses as a percentage of total loans	5.36%	5.92%	8.59%

Cash Equivalents and Securities Portfolio

Our short-term investments and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity that are imposed on the Bank.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Management of Interest Rate Risk.

Item 4.    Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of quarter ended March 31, 2004, UPFC evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to filing our original Form 10-Q, and in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, management corrected an error in the application of the individual static pool methodology utilized for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors on the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. Management also determined that it was necessary to correct the classification of a gain on sale of a residual interest as discontinued operations and the computation of earnings per share. The restatements are further discussed in “Note 2. Restatements”.

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

In connection with restating our consolidated financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer supervised and participated with other management in re-evaluating the effectiveness of our disclosure controls and procedures for the quarter ended March 31, 2004 and based on the re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended March 31, 2004 there were material weaknesses in our disclosure controls and procedures, which has resulted in the conclusion that the disclosure controls were ineffective.

As a result of the findings described above, we have implemented the following actions:

•	We sought to thoroughly understand the nature of the issues through discussions with KPMG and our audit committee. As part of both our disclosure control procedures and internal control procedures, we have enhanced documentation relating to our critical accounting policies, including the methodology for calculating our allowance for loan losses, and

•	We have begun to establish and continue to establish internal controls to allow independent monitoring of financial accounting standards and improve our skill sets and expertise in accounting policy and accounting operations.

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

(b) Changes in Internal Controls

During the quarter ended March 31, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls. Subsequent to March 31, 2004, however, we revised the methodology for determining the adequacy of our allowance for loan losses and the related provisions for loan losses. We also began implementing changes described above. These actions have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

Not applicable

Item 2.    Changes in Securities and Use of Proceeds

Not applicable

Item 3.    Defaults Upon Senior Securities

Not applicable

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)	List of Exhibits

10.115	Employment Agreement dated March 1, 2004 between Pan American Bank, FSB and Garland Koch.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed

(b)	Reports on Form 8-K

Filed March 30, 2004—Press release—Announcing plan to exit federal thrift charter.

Filed April 23, 2004—Press release—1st quarter earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 3, 2004	United PanAm Financial Corp.

/S/ RAY THOUSAND
Ray Thousand Chief Executive Officer (Principal Executive Officer) and President