Form 10-Q
period 2004-06-30
UNITED PAN AM FINANCIAL CORP
filed 2004-09-03
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2004

Commission File Number 000-24051

UNITED PANAM FINANCIAL CORP.

(Exact name of Registrant as specified in its charter)

California	94-3211687
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

The number of shares outstanding of the Registrant’s Common Stock as of August 13, 2004 was 16,166,365 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

JUNE 30, 2004

FINANCIAL INFORMATION

PART I.

Item 1. Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

	June 30, 2004	December 31, 2003
	(In thousands)

Assets
Cash and due from banks	$7,076	$8,376
Short term investments	16,149	5,833

Cash and cash equivalents	23,225	14,209
Securities available for sale, at fair value	1,120,999	1,202,444
Loans	514,119	440,992
Less unearned discount	(20,396)	(14,368)
Less allowance for loan losses	(24,493)	(25,253)

Loans, net	469,230	401,371
Premises and equipment, net	3,403	3,163
Federal Home Loan Bank stock, at cost	11,910	11,563
Accrued interest receivable	11,593	9,849
Other assets	28,305	25,107

Total assets	$1,668,665	$1,667,706

Liabilities and Shareholders’ Equity
Deposits	$520,976	$498,389
Repurchase agreements	1,020,584	1,052,205
Accrued expenses and other liabilities	6,590	6,795
Junior subordinated debentures/Trust preferred securities	10,300	10,000

Total Liabilities	1,558,450	1,567,389

Common stock (no par value):
Authorized, 30,000,000 shares
Issued and outstanding 16,164,365 shares at June 30, 2004 and 16,100,204 at December 31, 2003	66,453	66,109
Retained earnings	46,079	34,079
Unrealized (loss) gain on securities available for sale, net	(2,317)	129

Total shareholders’ equity	110,215	100,317

Total liabilities and shareholders’ equity	$1,668,665	$1,667,706

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Interest Income
Loans	$29,488	$19,973	$56,564	$36,776
Securities	4,655	4,116	9,729	7,830

Total interest income	34,143	24,089	66,293	44,606

Interest Expense
Deposits	3,494	3,544	7,013	7,236
Repurchase agreements	2,705	2,261	5,564	3,857
Subordinated debenture	109	—	229	—

Total interest expense	6,308	5,805	12,806	11,093

Net interest income	27,835	18,284	53,487	33,513
Provision for loan losses	5,114	3,176	10,325	5,879

Net interest income after provision for loan losses	22,721	15,108	43,162	27,634

Non-interest Income
Service charges and fees	218	217	474	447
Loan related charges and fees	78	69	164	161
Gain on sale of securities	98	315	597	315
Other income	182	170	620	344

Total non-interest income	576	771	1,855	1,267

Non-interest Expense
Compensation and benefits	7,998	6,477	15,711	12,488
Occupancy	1,297	1,107	2,540	2,138
Other	3,425	2,512	6,631	4,791

Total non-interest expense	12,720	10,096	24,882	19,417

Income before income taxes and discontinued operations	10,577	5,783	20,135	9,484
Income taxes	4,274	2,324	8,135	3,821

Income before discontinued operations	6,303	3,459	12,000	5,663
Discontinued operations	—	—	—	432

Net income	$6,303	$3,459	$12,000	$6,095

Earnings per share-basic:
Income before discontinued operations	$0.39	$0.22	$0.74	$0.35
Discontinued operations	—	—	—	0.03

Net income	$0.39	$0.22	$0.74	$0.38

Weighted average shares outstanding	16,151	15,877	16,135	15,872

Earnings per share-diluted:
Income before discontinued operations	$0.35	$0.20	$0.67	$0.33
Discontinued operations	—	—	—	0.02

Net income	$0.35	$0.20	$0.67	$0.35

Weighted average shares outstanding	17,959	17,351	18,008	17,175

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(Dollars in thousands)
Net income	$6,303	$3,459	$12,000	$6,095
Other comprehensive income, net of tax:
Unrealized loss on securities available for sale	(2,794)	(70)	(2,446)	(334)

Comprehensive income	$3,509	$3,389	$9,554	$5,761

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2004	2003
(Dollars in thousands)
Cash Flows from Operating Activities
Net income	$12,000	$6,095
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of securities	(597)	(315)
Provision for loan losses	10,325	5,879
Depreciation and amortization	638	533
FHLB stock dividend	(347)	(51)
Decrease (increase) in accrued interest receivable and other assets	(8,594)	2,527
Decrease in accrued expenses and other liabilities	(205)	(4,159)
Amortization of premiums on securities	902	2,024

Net cash provided by operating activities	14,122	12,533
Cash Flows from Investing Activities
Proceeds from maturities of investment securities	137,318	374,579
Purchase of investment securities	(150,939)	(700,261)
Proceeds from sales of securities	90,704	10,630
Originations and purchases, net of repayments, of non-mortgage loans	(72,621)	(65,046)
Purchase of premises and equipment	(878)	(640)
Proceeds from purchase of FHLB stock, net	—	(7,861)

Net cash provided by (used in) investing activities	3,584	(388,599)

Cash Flows from Financing Activities
Issuance of capital stock	344	55
Net increase in deposits	22,587	349
(Repayments) proceeds of repurchase agreements	(31,621)	394,210

Net cash provided by (used in) financing activities	(8,690)	394,614)
Net increase in cash and cash equivalents	9,016	18,548
Cash and cash equivalents at beginning of period	14,209	13,554

Cash and cash equivalents at end of period	$23,225	$32,102

See accompanying notes to consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

	Six Months Ended June 30,
	2004	2003
(Dollars in thousands)
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$12,243	$11,367

Income Taxes	$9,340	$5,200

Deconsolidation of Trust Preferred Securities	$300	$—

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Six Months Ended June 30, 2004 and 2003

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

2. Restatements

The Company has restated its Financial Statements for the years ended December 31, 2003 and 2002 to correct errors in the application of the individual static pool methodology used in the computation of its allowance for loan losses and corresponding provision for loan losses. Overall, this restatement increased the allowance for loan losses and the related deferred tax asset and decreased retained earnings. These restatements also increased the provision for loan losses and lowered income taxes and net income in 2002.

In addition, the Company also made the following restatements: (a) restated its consolidated financial statements to exclude the gain on sale of residual interests in securitization in 2003 from income from continuing operations and reporting it, net of taxes, as income from discontinued operations, and (b) restated its consolidated financial statements for the year ended December 31, 2003, 2002 and 2001 to correct errors in the computation of the dilutive effect of outstanding stock options to consider the tax benefit of the Company receives as part of the assumed proceeds under the “treasury stock method”, which decreased the number of fully diluted shares outstanding to be utilized in the earnings per share calculations.

The Company has filed a Form 10-K/A for 2003 and a Form 10-Q/A for the quarter ended March 31, 2004. Readers should refer to the Form 10-K/A and Form 10-Q/A for more information relating to the restatements.

3. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., Pan American Financial, Inc., Pan American Bank, FSB and United Auto Credit Corporation (UACC). Substantially all of the Company’s revenues are derived from the operations of UACC and they represent substantially all of the Company’s consolidated assets and liabilities as of June 30, 2004 and December 31, 2003. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

4. Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Earnings per share—basic:
Income before discontinued operations	$6,303	$3,459	$12,000	$5,663
Discontinued operations	—	—	—	432

Net Income	$6,303	$3,459	$12,000	$6,095

Average common shares outstanding	16,151	15,877	16,134	15,872

Per share before discontinued operations	$0.39	$0.22	$0.74	$0.35
Discontinued operations	—	—	—	0.03

Earnings per share	$0.39	$0.22	$0.74	$0.38

Earnings per share—diluted:
Income before discontinued operations	$6,303	$3,459	$12,000	$5,663
Discontinued operations	—	—	—	432

Net Income	$6,303	$3,459	$12,000	$6,095

Average common shares outstanding	16,151	15,877	16,134	15,872
Add: Stock options	1,808	1,474	1,874	1,303

Average common shares outstanding — diluted	17,959	17,351	18,008	17,175

Per share before discontinued operations	$0.35	$0.20	$0.67	$0.33
Discontinued operations	—	—	—	0.02

Earnings per share	$0.35	$0.20	$0.67	$0.35

5. Stock-Based Compensation

At June 30, 2004 and 2003, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
(In thousands, except per share amounts)
Net Income as reported	$6,303	$3,459	$12,000	$6,095
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$518	$277	$1,021	$537

Net Income—pro forma	$5,785	$3,182	$10,979	$5,558

Net Income per share as reported—basic	$0.39	$0.22	$0.74	$0.38

Net Income per share—pro forma—basic	$0.36	$0.20	$0.68	$0.35

Net Income per share as reported fully diluted	$0.35	$0.20	$0.67	$0.35

Net Income per share—pro forma—fully diluted	$0.32	$0.18	$0.61	$0.32

6. Allowance for Loan Losses

The total allowance for loan losses was $24.5 million at June 30, 2004 compared with $25.0 million at June 30, 2003, representing 4.96% of loans at June 30, 2004 and 6.45% at June 30, 2003.

The following is a summary of the changes in the allowance for loan losses on auto loans allocated to loans purchased before January 1, 2003.

Amount
Allowance for loan Losses
Balance at March 31, 2004	$10,957
Provision for loan losses	1,323
Net charge offs	(4,116)

Balance at June 30, 2004	$8,164

Balance at March 31, 2003	$23,130
Provision for loan losses	(1,569)
Net charge offs	(2,883)

Balance at June 30, 2003	$18,678

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

	At or For Three Months Ended June 30, 2004
	Auto Finance	Insurance Premium Finance	Banking	Total
(In thousands)
Net interest income	$24,420	$575	$2,840	$27,835
Provision for loan losses	5,106	8	—	5,114
Non-interest income	124	144	308	576
Non-interest expense	10,671	40	2,009	12,720

Segment profit, pre-tax	$8,767	$671	$1,139	$10,577

Total assets	$445,488	$38,682	$1,184,495	$1,668,665

	At or For Three Months Ended June 30, 2003
	Auto Finance	Insurance Premium Finance	Banking	Total
(In thousands)
Net interest income	$16,013	$598	$1,673	$18,284
Provision for loan losses	3,113	63	—	3,176
Non-interest income	105	129	537	771
Non-interest expense	8,331	57	1,708	10,096

Segment profit (loss), pre-tax	$4,674	$607	$502	$5,783

Total assets	$330,232	$39,716	$974,543	$1,344,491

	At or For Six Months Ended June 30, 2004
	Auto Finance	Insurance Premium Finance	Banking	Total
(In thousands)
Net interest income	$46,757	$1,195	$5,535	$53,487
Provision for loan losses	10,303	22	—	10,325
Non-interest income	252	296	1,307	1,855
Non-interest expense	20,709	78	4,095	24,882

Segment profit, pre-tax	$15,997	$1,391	$2,747	$20,135

Total assets	$445,488	$38,682	$1,184,495	$1,668,665

	At or For Six Months Ended June 30, 2003
	Auto Finance	Insurance Premium Finance	Banking	Total
(In thousands)
Net interest income	$29,265	$1,220	$3,028	$33,513
Provision for loan losses	6,018	(139)	—	5,879
Non-interest income	227	255	785	1,267
Non-interest expense	15,962	111	3,344	19,417

Segment profit (loss), pre-tax	$7,512	$1,503	$469	$9,484

Total assets	$330,232	$39,716	$974,543	$1,344,491

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

9. Subsequent Events

The Bank has entered into definitive agreements to sell all its deposits liabilities, which includes the sale of all three branches, its wholesale deposits and Internet deposits, to various parties. All of the definitive agreements are subject to regulatory approval and satisfaction of other conditions to the closing as set forth in the agreements. These agreements are expected to be consummated during the third and fourth quarter of 2004.

UPFC has engaged Deutsche Bank Securities Inc. and/or one its affiliates to arrange for up to a $250 million warehouse financing facility and to act as financial advisor, underwriter and placement agent in connection with a term securitization of up to $500 million for its portfolio of automobile loan receivables. These transactions are expected to be consummated during the third quarter.

Item 2. Mangement’s Discussion and Analysis of Finanacial Condition and Results of Operations.

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

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank. While we currently use bank deposits to fund in part our automobile finance and insurance premium finance businesses, we are in the process of shifting the funding source of these businesses and have implemented a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank.

As part of our strategic plan, we have retained financial advisors to assist with structuring and executing our plan. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. To execute a key element of the plan, we and the Bank have entered into definitive agreements to sell the remaining three branches of the Bank and certain of the

Bank’s brokered certificates of deposits. Additionally, as part of our strategic plan, we expect that the Bank will distribute all non-cash assets and excess capital to us before it exits the thrift charter, including the automobile finance and insurance premium finance businesses. Until our strategic plan is completed, we are continuing with our planned expansion of the automobile finance branch network and may, from time to time, sell automobile receivables in order to control the amount of non-prime automobile loans in our portfolio and reduce our reliance on insured deposits of the Bank. For more information see “Liquidity and Capital Resources — Strategic Plan Relating to Shift In Funding Sources.”

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

The Bank

The Bank is a federally chartered stock savings bank, which was formed in 1994 and has three retail branch offices in California and $521.0 million in deposits at June 30, 2004. During 2003, the Bank sold one of its retail bank branches in a transaction that closed on February 7, 2004. The deposits sold were approximately $34 million. As described in more detail below, as part of our strategic plan to shift the funding source of our business, the Bank has recently entered into definitive agreements to sell its remaining three branches and certain of its brokered certificates of deposit, which amount to approximately $404 million. The Bank has focused its branch marketing efforts on building a middle-income customer base, including some efforts targeted at local Hispanic communities.

Under federal regulatory requirements, the Bank must maintain at least 60% of its assets in mortgage-related securities. The Bank has chosen to meet this requirement by investing solely in AAA-rated, United States Government Agency securities. The mortgage-related securities we purchase are typically adjustable-rate investments, which we finance through similarly indexed adjustable rate repurchase agreements. As of June 30, 2004, we had approximately $1.3 billion in available repurchase contracts, typically one year committed lines, with staggered maturities to reduce our risk of liquidity shortfalls. We manage our investment securities portfolio with an emphasis on preserving capital by locking in a net spread between our asset yields and our cost of funds.

We have historically funded our automobile finance and our insurance premium finance businesses mainly with retail and wholesale bank deposits held by the Bank. However, we have implemented a strategic plan to shift the funding source of our automobile finance and insurance premium finance business to a source outside of the federal thrift charter. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. To execute a key element of the plan, we and the Bank have entered into definitive agreements to sell the remaining three branches of the Bank and the Bank’s brokered certificates of deposit. Additionally, as part of our strategic plan, we expect that the Bank will distribute all non-cash assets and excess capital to us before it exits the thrift charter, including the automobile finance and insurance premium finance businesses (which currently operate as subsidiaries of the Bank) and United States Government Agency Securities. For more information see “Liquidity and Capital Resources — Strategic Plan Relating to Shift In Funding Sources.”

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

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. The following is a brief description of our current accounting policies involving significant management valuation judgments

As discussed above, the Company has restated its financial condition and results operations for the years ended December 31, 2003 and 2002 and the three-months ended March 31, 2004 and 2003 to reflect the following: 1) a correction of an error in the application of the individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses for 2003 and 2002, 2) a reclassification of a gain on sale of residual interests in 2003 as discontinued operations, and 3) a correction in the computation of earnings per share to consider the tax benefit that the Company will receive as part of the assumed proceeds under the “treasury stock method”. For more information see “Note 2. Restatements” to the accompanying notes to the consolidated financial statements in this Form 10-Q.

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

For automobile contracts purchased prior to January 1, 2003 the Company accounts for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses are recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred based on an analysis of projected losses.

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

Factors Affecting Future Results of Operations

In addition to the factors detailed in our Annual Report on Form 10-K/A under “Item 1. Business—Factors that May Affect Future Results of Operations” and other risks we may be subject to, we are subject to the following:

We may not meet the continued listing criteria for The NASDAQ National Market, which could materially adversely affect the price and liquidity of our stock, our business and our financial condition.

For continued listing of our common stock on The NASDAQ National Market, we are required to, among other things, file in a timely manner our annual and quarterly reports. As a result of the delayed filing of this quarterly report, we received a Nasdaq Staff Determination on August 26, 2004 indicating that we have failed to supply The Nasdaq Stock Market with our quarterly report for the period ended June 30, 2004 as required by Marketplace Rule 4310(c)(14) and we have, therefore, failed to comply with requirements for continued listing. Accordingly, our securities are subject to delisting from the Nasdaq National Market. We have requested a hearing before a Nasdaq Listing Qualifications Panel to review the Nasdaq Staff Determination, although no assurance although that the Panel will grant our request for continued listing.

If we are unable to continue to list our common stock for trading on The NASDAQ National Market, there may be an adverse impact on the market price and liquidity of our common stock. Delisting of our common stock from The Nasdaq National Market could also materially affect our business, including, among other things, our ability to raise additional financing to fund our operations, and our ability to attract and retain personnel, including management personnel. In addition, if we were unable to list our common stock for trading on

NASDAQ, many institutional investors would no longer be able to retain their interests in and/or make further investments in our common stock because of their internal rules and protocols.

Average Balance Sheets

The following table sets forth information relating to the Company for the three and six-month periods ended June 30, 2004 and 2003. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended June 30,
	2004			2003
	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance (1)	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets
Interest earning assets
Securities	$1,136,341	$4,653	1.64%	$876,248	$4,116	1.88%
IPF loans, net (2)	38,183	1,036	10.88%	37,027	1,050	11.37%
Automobile installment contracts, net (3)	414,786	28,454	27.52%	307,175	18,923	24.98%

Total interest earning assets	1,589,310	34,143	8.62%	1,220,450	24,089	8.00%

Non-interest earning assets	47,196			44,014

Total assets	$1,636,506			$1,264,464

Liabilities and Equity
Interest bearing liabilities
Deposits	$523,260	$3,494	2.68%	$469,659	$3,544	3.03%
Subordinated debenture	10,300	109	4.24%	—	—	—%
Repurchase Agreements	988,853	2,705	1.10%	698,170	2,261	1.30%

Total interest bearing liabilities	1,522,413	6,308	1.66%	1,167,829	5,805	1.99%

Non-interest bearing liabilities	5,706			5,890

Total liabilities	1,528,119			1,173,719
Equity	108,387			90,745

Total liabilities and equity	$1,636,506			$1,264,464

Net interest income before provision for loan losses		$27,835			$18,284

Net interest rate spread (4)			6.96%			6.01%
Net interest margin (5)			7.02%			6.08%
Ratio of interest earning assets to interest bearing liabilities			104.00%			103.98%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans.
(4)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2004			2003
	Average Balance (1)	Interest	Average Yield/ Cost	Average Balance (1)	Interest	Average Yield/ Cost
(Dollars in thousands)
Assets
Interest earning assets
Securities	$1,160,050	$9,727	1.69%	$784,560	$7,830	2.01%
IPF loans, net (2)	38,534	2,125	11.12%	35,738	2,091	11.80%
Automobile installment contracts, net (3)	398,865	54,441	27.52%	292,945	34,685	24.01%

Total interest earning assets	1,597,449	66,293	8.37%	1,113,243	44,606	8.13%

Non-interest earning assets	52,762			42,472

Total assets	$1,650,211			$1,155,715

Liabilities and Equity
Interest bearing liabilities
Deposits	$522,863	$7,013	2.70%	$470,277	$7,236	3.12%
Subordinated debentures	10,300	229	4.48%	—	—	— %
Repurchase agreements	1,005,584	5,564	1.12%	588,798	3,857	1.32%

Total interest bearing liabilities	1,538,747	12,806	1.68%	1,059,075	11,093	2.11%

Non-interest bearing liabilities	5,551			7,348

Total liabilities	1,544,298			1,066,423
Equity	105,913			89,292

Total liabilities and equity	$1,650,211			$1,155,715

Net interest income before provision for loan losses		$53,487			$33,513

Net interest rate spread (4)			6.69%			6.02%
Net interest margin (5)			6.75%			6.10%
Ratio of interest earning assets to interest bearing liabilities			103.44%			104.39%

(1)	Average balances are computed on a monthly basis.
(2)	Net of allowance for loan losses; includes non-performing loans.
(3)	Net of unearned finance charges unearned discounts and allowance for loan losses; includes non-performing loans.
(4)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2004 and June 30, 2003

General

For the three months ended June 30, 2004, the Company reported income of $6.3 million or $0.35 per diluted share; an increase of $2.8 million from $3.5 million or $0.20 per diluted share for the three months ended June 30, 2003.

The increase in net income was due primarily to a $9.6 million increase in net interest income to $27.8 million from $18.3 million in the second quarter of 2003, partially offset by a $1.9 million increase in the provision for loan losses. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $29.1 million to $145.8 million from $116.7 million for the three months ended June 30, 2003, as a result of our planned growth in the auto finance business. Insurance premium finance originations decreased $1.6 million to $28.7 million from $30.3 million for the three months ended June 30, 2003.

Interest Income

Interest income increased to $34.1 million from $24.1 million for the three months ended June 30, 2003, due primarily to a $369.0 million increase in average interest earning assets and a 0.62% increase in yield on earning assets. The largest growth components in average interest earning assets were in investment securities, which increased by $260.1 million and automobile installment contracts, which increased by $107.6 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the Office of Thrift Supervision (“OTS”) while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

Interest Expense

Interest expense increased to $6.3 million for the three months ended June 30, 2004 from $5.8 million for the three months ended June 30, 2003, due to a $354.6 million increase in average interest bearing liabilities. The largest components of average interest bearing liabilities were deposits of $523.3 million and repurchase agreements of $988.9 million. Average repurchase agreements increased to $988.9 million from $698.2 million for the three months ended of June 30, 2003 as a result of a corresponding increase in investment securities. The average cost of liabilities decreased to 1.66% for the three months ended June 30, 2004 from 1.99% for the comparable period in 2003, generally as a result of a decrease in market interest rates.

Provision and Allowance for Loan Losses

Provision for loan losses was $5.1 million for the three months ended June 30, 2004 compared to $3.2 million for the three months ending June 30, 2003. The provision for 2004 reflects a provision expense of $8,000 in our insurance premium finance business and $5.1 million in UACC.

The total allowance for loan losses was $24.5 million at June 30, 2004 compared with $25.0 million at June 30, 2003, representing 4.96% of loans at June 30, 2004 and 6.45% at June 30, 2003. Additionally, unearned discounts on loans totaled $20.4 million at June 30, 2004 compared with $8.5 million at June 30, 2003, representing 3.97% of loans at June 30, 2004 and 2.14% at June 30, 2003.

Annualized net charge-offs to average loans were 4.60% for the three months ended June 30, 2004 compared with 5.10% for the three months ended June 30, 2003.

Non-interest Income

Non-interest income decreased to $576,000 from $771,000 for the three months ended June 30, 2004 primarily as a result of a $217,000 decline in gain on the sale of investment securities.

Non-interest Expense

Non-interest expense increased $2.6 million to $12.7 million from $10.1 million for the three months ended June 30, 2003. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 564 employees in 78 offices, as of June 30, 2004 from 417 employees in 62 offices, as of June 30, 2003.

Income Taxes

Income taxes increased $2.0 million to $4.3 million for the three months ended June 30, 2004 from $2.3 million for the three months ended June 30, 2003. This increase occurred as a result of a $4.8 million increase in income before income taxes between the two periods. The effective tax rate did not change appreciably.

Comparison of Operating Results for the Six Months Ended June 30, 2004 and June 30, 2003

General

For the six months ended June 30, 2004, the Company reported income of $12.0 million or $0.67 per diluted share. This compares with income of $6.1 million or $0.35 per diluted share, for the comparable period a year ago.

The increase in net income was due primarily to a $20.0 million increase in net interest income, which increased to $53.5 million in the first six months of 2004 from $33.5 million during the same period of 2003. Net interest income was favorably impacted by the continued expansion and growth of the Company’s automobile finance business.

Auto contracts purchased, including unearned finance charges, increased $73.2 million to $296.1 million for the six months ended June 30, 2004 from $222.9 million for the six months ended June 30, 2003, as a result of our planned growth in the auto finance business, while insurance premium finance originations increased $1.3 million to $56.0 million for the six months ended June 30, 2004 from $54.7 million for the six months ended June 30, 2004.

Interest Income

Interest income increased to $66.3 million from $44.6 million for the six months ended June 30, 2004, due primarily to a $484.2 million increase in average interest earning assets and a 0.65% increase in net interest margin. The largest growth components in average interest earning assets were in investment securities, which increased by $375.5 million and automobile installment contracts, which increased by $105.9 million. The increase in investment securities reflects the need to increase assets to meet the 30% qualified thrift lender requirement of the OTS, while the increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

Interest Expense

Interest expense increased to $12.8 million from $11.1 million for the six months ended June 30, 2003 due to a $479.7 million increase in average interest bearing liabilities, partially offset by a 0.43% decline in average cost of liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $522.9 million from an average balance of $470.3 million during the six months ended June 30, 2003, and repurchase agreements, which increased to $1,005.6 million from $588.8 million for the six months ended June 30, 2003. The average cost of liabilities decreased to 1.68% for the six months ended June 30, 2004 from 2.11% for the comparable period in 2003, generally as a result of a decrease in market interest rates.

Provision and Allowance for Loan Losses

Provision for loan losses was $10.3 million for the six months ended June 30, 2004 compared to $5.9 for the six months ending June 30, 2003. The provision for 2004 reflects a provision expense of $22,000 in our insurance premium finance business and $10.3 million in UACC.

The total allowance for loan losses was $24.5 million at June 30, 2004 compared with $25.0 million at June 30, 2003, representing 4.96% of loans at June 30, 2004 and 6.45% at June 30, 2003. Additionally, unearned discounts on loans totaled $20.4 million at June 30, 2004 compared with $8.5 million at June 30, 2003, representing 3.97% of loans at June 30, 2004 and 2.14% at June 30, 2003.

Annualized net charge-offs to average loans were 4.93% for the six months ended June 30, 2004 compared with 6.19% for the six months ended June 30, 2003. This rate was favorably impacted in 2003 by the recovery of $520,000 from the State of California for refund of sales taxes on repossessed autos.

Non-interest Income

Non-interest income increased to $ 1.9 million from $1.3 million for the six months ended June 30, 2004, primarily due to a $282,000 increase in gain on sale of securities. The increase in other income is primarily related to income on Bank owned life insurance.

Non-interest Expense

Non-interest expense increased $5.5 million to $24.9 million from $19.4 million for the six months ended June 30, 2003. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 564 employees in 78 offices, as of June 30, 2004, from 417 employees in 62 offices, as of June 30, 2003.

Income Taxes

Income taxes increased $4.0 million to $8.1 million for the six months ended June 30, 2004 from $4.1 million for the six-month period ended June 30, 2003. This increase occurred as a result of a $9.9 million increase in income before income taxes between the two periods. The effective tax rate did not change appreciably.

Comparison of Financial Condition at June 30, 2004 and December 31, 2003

Total assets were at $1.7 billion at June 30, 2004. Major asset changes included a $67.8 million increase in loans to $469.2 million at June 30, 2004 from $401.4 million at December 31, 2003 and an $81.4 million decrease in the securities to $1.1 billion at June 30, 2004 from $1.2 billion at December 31, 2003.

Deposits increased $22.6 million to $521.0 million at June 30, 2004 from $498.4 million at December 31, 2003. Retail deposits decreased $27.3 million to $316.7 million at June 30, 2004 from $344.0 million at December 31, 2003. Brokered deposits increased $49.9 million to $204.3 million at June 30, 2004 from $154.4 million at December 31, 2003. We allowed retail deposits to decline because of current rate environment and replaced with brokered deposits.

Repurchase agreements decreased $31.6 million to $1,020.6 million at June 30, 2004 from $1,052.2 million at December 31, 2003. $1,039.8 million of the Company’s available for sale securities were pledged as collateral for the repurchase agreements at June 30, 2004.

Shareholders’ equity increased to $110.2 million at June 30, 2004 from $100.3 million at December 31, 2003, primarily as a result of net income of $12.0 million during the six months ended June 30, 2004 partially offset by a $2.3 million unrealized loss on securities available for sale.

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

At March 31, 2004 the Bank’s sensitivity measure resulting from a 100 basis point decrease in interest rates was +24 basis points and would result in a $4.8 million increase in the NPV of the Bank and a 200 basis point increase in interest rates was -48 basis points and would result in a $9.5 million decrease in the NPV of the Bank.

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

The following table shows the NPV and projected change in the NPV of the Bank at March 31, 2004 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 bp	$146,861	$(14,291)	-8.9%	8.71%	-73 bp
+200 bp	151,635	(9,516)	-5.9%	8.96%	-48 bp
+100 bp	156,398	(4,754)	-3.0%	9.20%	-24 bp
0 bp	161,152	—	—	9.44%	—
-100 bp	165,904	4,753	3.0%	9.68%	24 bp
-200 bp	170,320	9,168	5.7%	9.89%	45bp
-300 bp	174,835	13,684	8.5%	10.12%	68bp

Liquidity and Capital Resources

Overview

We require substantial capital resources and cash to support our business. Currently, our primary source of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. However, we are implementing a strategic plan to shift the funding source of our automobile finance and insurance premium finance businesses to warehouse credit lines and securitizations so we will no longer rely on insured deposits of the Bank or FHLB advances as a funding source.

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

As part of our strategic plan, we have retained financial advisors to assist with structuring and executing our plan. Our plan is to exit the federal thrift charter and concurrently receive cash proceeds from third parties to finance the automobile and insurance premium receivables. We plan to receive the cash proceeds through warehouse credit lines, securitizations and the sale of whole loans from time to time. To execute a key element of the plan, we and the Bank have entered into definitive agreements to sell the remaining three branches of the Bank and the Bank’s brokered certificates of deposits and internet deposits. Additionally, as part of our strategic plan, we expect the Bank will distribute all non-cash assets and excess capital to us before it exits the federal thrift charter, including the automobile finance and insurance premium finance businesses and United States Government Agency Securities. We plan to coordinate timing so we exit the federal thrift charter at or about the same time we receive cash proceeds through warehouse credit lines and securitizations. Accordingly, we will not have an interim period where we phase out reliance on insured deposits over time.

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

Principal Sources of Cash

Currently, our primary sources of funds are deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, interest payments on short-term investments and proceeds from the maturation of securities. Once we exit the federal thrift charter, our primary source of funds will no longer be deposits at the Bank or FHLB advances, but will instead be securitizations and warehouse lines of credit.

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

Deposits

The Bank obtains deposits through its retail branches in California. The Bank offers checking accounts, various money market accounts, regular passbook accounts, fixed interest rate certificates with varying maturities and retirement accounts. Deposit account terms vary by interest rate, minimum balance requirements and the duration of the account. Interest rates paid, maturity terms, service fees and withdrawal penalties are established by the Bank periodically based on liquidity and financing requirements, rates paid by competitors, growth goals and federal regulations. At June 30, 2004, such retail deposits were $316.7 million or 60.8% of total deposits.

The Bank uses broker-originated deposits to supplement its retail deposits and, at June 30, 2004, these deposits totaled $204.3 million or 39.2% of total deposits. Broker deposits are originated through major dealers specializing in such products. We use several major dealers to originate these deposits so if deposits are not renewed at the end of their term, we will negotiate obtaining deposits from another dealer.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	June 30,		December 31,
	2004		2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$57,894	1.28%	$72,990	1.45%	$52,911	1.72%
Checking accounts	18,134	0.71%	19,331	0.71%	16,854	1.00%
Certificates of deposit
Under $100,000	348,747	2.81%	310,535	3.00%	314,130	3.63%
$100,000 and over	96,201	2.54%	95,533	2.53%	84,563	3.13%

Total	$520,976	2.52%	$498,389	2.59%	$468,458	3.23%

The following table sets forth the time remaining until maturity for all CD’s for the dates indicated.

	June 30, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Maturity within one year	$234,510	$184,292	$185,295
Maturity within two years	82,040	86,812	58,852
Maturity within three years	86,024	79,332	41,628
Maturity over three years	42,374	55,632	112,918

Total certificates of deposit	$444,948	$406,068	$398,693

Capital Requirements

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with tangible capital of $120.4 million, or 7.15% of total adjusted assets, which is above the required level of $25.3 million, or 1.5%; the Bank had core capital of $120.4 million, or 7.15% of total adjusted assets, which is above the required level of $84.2 million, or 5.0%; and the Bank had risk-based capital of $129.1 million, or 18.60% of risk-weighted assets, which is above the required level of $69.4 million, or 10.0% for a well-capitalized institution.

As used herein, leverage or core ratio means the ratio of core capital to adjusted total assets and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under the Federal Deposit Insurance Corporation Act of 1991 (“FDICIA”), the Bank is deemed to be “well capitalized” at June 30, 2004.

Through the Bank, we can obtain advances from the FHLB, collateralized by its securities. The FHLB functions as a central reserve bank providing credit for thrifts and certain other member financial institutions. Advances are made pursuant to several programs, each of which has its own interest rate and range of maturities. Limitations on the amount of advances are based generally on a fixed percentage of total assets or on the FHLB’s assessment of an institution’s credit-worthiness. As of June 30, 2004, the Bank’s total borrowing capacity under this credit facility was $500.6 million, of which $140.5 million was utilized to fund repurchase agreements and $360.1 million was available. When we exit the thrift charter, we will no longer have access to FHLB and will utilize commercial repurchase agreements as needed.

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and repurchase agreements) at or for the periods ended on the dates indicated.

	Six Months ended June 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$—	$130,000
Balance at end of period	—	—	—
Average balance for period	—	—	38,974
Weighted average interest rate on balance at end of period	—%	—%	—%
Weighted average interest rate on average balance for period	—%	—%	2.11%
Repurchase agreements
Maximum month end balance	$1,082,061	$1,052,205	410,234
Balance at end of period	1,020,584	1,052,205	388,624
Average balance for period	1,005,584	755,755	260,139
Weighted average interest rate on balance at end of period	1.26%	1.14%	1.40%
Weighted average interest rate on average balance for period	1.12%	1.20%	1.79%

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of June 30, 2004.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Deposits	$310,538	$168,064	$42,374	$—	$520,976
Repurchase agreements	1,020,584	—	—	—	1,020,584
Operating lease obligations	3,452	5,161	1,926	—	10,539
Junior subordinated debentures	—	—	—	10,300	10,300

Total	$1,334,574	$173,225	$44,300	$10,300	$1,562,399

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

Lending Activities

Summary of Loan Portfolio.

At June 30, 2004, the Company’s net loan portfolio constituted of $469.2 million, or 28.1% of the Company’s total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	June 30, 2004	December 31, 2003	December 31, 2002
Consumer Loans
Automobile installment contracts	$479,905	$405,085	$293,440
Insurance premium finance	9,272	12,984	17,922
Other consumer loans	123	49	80

Total consumer loans	489,300	418,118	311,442

Commercial Loans
Insurance premium finance	29,410	28,259	18,400

Total commercial loans	29,410	28,259	18,400

Total loans	518,710	446,377	329,842
Unearned discounts	(20,396)	(14,368)	—
Unearned finance charges	(4,591)	(5,385)	(3.490)
Allowance for loan losses	(24,493)	(25,253)	(28,048)

Total loans, net	$469,230	$401,371	$298,304

Loan Maturities.

The following table sets forth the dollar amount of loans maturing in our loan portfolio at June 30, 2004 based on scheduled contractual amortization. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses. All loans maturing over one year are fixed rate loans.

	June 30, 2004
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
Commercial loans	$29,354	$56	$—	$—	$29,410
Consumer loans	19,833	155,398	312,522	1,547	489,300

Total	$49,187	$155,454	$312,522	$1,547	$518,710

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $24.5 million at June 30, 2004 compared with $25.3 million at December 31, 2003 representing 4.96% of loans at June 30, 2004 and 5.92% at December 31, 2003. Additionally, unearned discounts on loans totaled $20.4 million at June 30, 2004 compared with $14.4 million at December 31, 2003, representing 3.97% of loans at June 30, 2004 and 3.26% at December 31, 2003. Of the total allowance for loan losses related to automobile contracts of $24.2 million at June 30, 2004, $16.1 million and $8.1 million related to contracts acquired subsequent to January 1, 2003 and contracts acquired prior to January 1, 2003, respectively.

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

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at June 30, 2004, December 31, 2003 and 2002.

Loan Delinquencies	June 30, 2004	% of Total Loans	December 31, 2003	% of Total Loans	December 31, 2002	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,523	0.5%	$2,548	0.6%	$1,778	0.5%
60 to 89 days	805	0.2%	942	0.2%	808	0.3%
90+ days	382	0.1%	603	0.1%	480	0.1%

Total	$3,710	0.8%	$4,093	0.9%	$3,066	0.9%

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

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at June 30, 2004, December 31, 2003 and 2002.

	June 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Nonaccrual loans

Total	$103	$139	$172

Nonaccrual loans as a percentage of total loans	0.02%	0.03%	0.05%

Allowance for Loan Losses.

The following is a summary of the changes in the consolidated allowance for loan losses for the period indicated.

	At or For the Six Months Ended June 30, 2004	At or For the Year Ended December 31
		2003	2002
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$25,253	$28,048	$17,460
Provision for loan losses	10,325	17,737	5,508
Charge-offs	(11,875)	(22,320)	(18,411)
Recoveries	790	1,788	1,078

Net charge-offs	(11,085)	(20,532)	(17,333)
Acquisition discounts allocated to loss allowance	—	—	22,414

Balance at end of period	$24,493	$25,253	$28,048

Annualized net charge-offs to average loans	4.93%	5.69%	6.37%
Ending allowance to period end loans	4.96%	5.92%	8.59%

Cash Equivalents and Securities Portfolio

Our short-term investments and securities portfolios are used primarily for liquidity purposes and secondarily for investment income. Cash equivalents and securities satisfy regulatory requirements for liquidity that are imposed on the Bank.

The following is a summary of our cash equivalents and securities portfolios as of the dates indicated.

	June 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$16,149	$5,833	$3,590
U.S. agency securities	67,251	105,277	288,193
U. S. mortgage backed securities	1,053,748	1,097,167	315,075

Total	$1,137,148	$1,208,277	$606,858

Weighted average yield at end of period
Overnight deposits	0.95%	0.55%	0.69%
U.S. agency securities	1.64%	1.29%	2.10%
U.S. mortgage backed securities	1.81%	1.66%	2.43%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	42 months	36 months	55 months
U.S. mortgage backed securities	323 months	313 months	286 months

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the quarter ended June 30, 2003, UPFC evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

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

Subsequent to the quarter ended June 30, 2004 and in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, management corrected an error in the application of the individual static pool methodology for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors on the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. Management also determined to correct the computation of earnings per share and made a reclassification of a gain on the sale of residual interests as discontinued operations. The restatements are further discussed in “Note 2. Restatements”.

Subsequent to management’s identification of the errors in our financial statements and after discussing the errors with our independent registered public accounting firm, KPMG, we have identified certain material weaknesses in our internal controls over financial reporting. These material weaknesses include inadequate independent monitoring over financial accounting standards that have been implemented and inadequate controls to appropriately interpret and implement financial accounting standards in accordance with generally acceptable accounting principles.

In connection with restating our consolidated financial statements as provided in this report, our Chief Executive Officer and Chief Financial Officer supervised and participated with other management in re-evaluating the effectiveness of our disclosure controls and procedures for the quarter ended June 30, 2004 and based on the re-evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the quarter ended June 30, 2004 there were material weaknesses in our disclosure controls and procedures, which has resulted in the conclusion that the disclosure controls were ineffective.

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

(b) Changes in Internal Controls

During the quarter ended June 30, 2004, there have been no changes in our internal controls over financial reporting that has materially affected, or are reasonably likely to materially affect, these controls. Subsequent to the quarter ended June 30, 2004, however, we revised the methodology for determining the adequacy of our allowance for loan losses and the related provisions for loan losses. We also began implementing changes described above. These actions have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

OTHER INFORMATION

PART II.

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

At the Annual Meeting of the Company’s shareholders held on June 22, 2004 the shareholders considered the following proposals:

Proposal I. The election of two directors to serve terms of two years

Proposal II. The ratification of the selection of KPMG LLP as the Company’s independent auditors for 2004

Proposal I Messrs. Mitchell Lynn and Ron Duncanson were elected as directors of the Company with terms expiring in 2006. These directors were elected with the following share voting: Mitchell Lynn 14,359,471 authority given; 996,735 authority withheld, Ron Duncanson 14,359,471 authority given, 996,735 authority withheld. Other directors continuing on the Board with terms expiring in 2005 were Messrs. Guillermo Bron, Luis Maizel and Ray Thousand. There is currently a vacancy on the Board of Directors as Mr. Larry Grill resigned from the Board for personal reasons. Our Nominating Committee is currently undertaking a search to identify a potential new director who is “independent” as defined by the National Association of Securities Dealers’ listing standards.

Proposal II Ratification of KPMG LLP as the Company’s independent auditors was approved by shareholders with voting at 14,254,495 for 1,101,211 against and 500 withheld.

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a) List of Exhibits

31.1 Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2 Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32 Section 1350 Certification of Chief Executive Officer and Chief Financial Officer.

(b) Reports on Form 8-K

Filed April 23, 2004 – Issued a press release setting forth results for its first quarter 2004 earnings.

Filed May 20, 2004 – Issued a press release reporting the engagement of Deutsch Bank to arrange a $250 million warehouse facility and Sandler O’Neill and Partners LLP to sell the thrift charter and deposits.

Filed June 28, 2004 – Filed an application to withdraw its Registration Statement on Form-S-3 (File No. 333-110478) and all exhibits thereto filed with the Securities and Exchange Commission (“SEC”) on November 13, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: September 3, 2004	/S/ RAY THOUSAND
Ray Thousand President and Chief Executive Officer (Principal Executive Officer)

September 3, 2004	/S/ GARLAND KOCH
Garland W. Koch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)