Form 10-K/A
period 2002-12-31
UNITED PAN AM FINANCIAL CORP
filed 2004-10-28
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended December 31, 2002 as of the date of filing the original Form 10-K on March 31, 2003. We are amending the original annual report for the year ended December 31, 2002 to correct and restate the consolidated financial statements for the year ended December 31, 2002. The restated numbers for the year ended December 31, 2002 and a further explanation about the restatements are included in the annual report on Form 10-K/A for the year ended December 31, 2003, which was filed on September 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2004	United PanAm Financial Corp.

/s/ Ray Thousand
Ray Thousand
Chief Executive Officer and President (Principal Executive Officer)