Form 10-Q/A
period 2003-06-30
UNITED PAN AM FINANCIAL CORP
filed 2004-10-28
CIK 1049231

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2003 was 15,886,332 shares.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends our original quarterly report on Form 10-Q for the quarter ended June 30, 2003 as of the date of filing the original Form 10-Q on August 6, 2003. We are amending the original quarterly report for the quarter ended August 6, 2003 to correct and restate the consolidated financial statements for the quarters ended June 30, 2003 and 2002. The restated numbers for the quarters ended June 30, 2003 and 2002 and a further explanation about the restatements are included in the annual report on Form 10-K/A for the year ended December 31, 2003, which was filed on September 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2004	United PanAm Financial Corp.

/s/ Ray Thousand
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)