Form 10-Q
period 2004-09-30
UNITED PAN AM FINANCIAL CORP
filed 2004-11-19
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

The number of shares outstanding of the Registrant’s Common Stock as of November 8, 2004 was 16,291,612.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

EXPLANATORY NOTE

Within this document are results that include a restatement of our consolidated financial condition, results of operations and cash flows. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	The correction of the impact of unreversed accrued interest of certain charged off accounts. As part of our analysis of internal controls over financial reporting, management discovered that due to a 1998 programming error in our computer-based accounting system, the system has failed to properly reverse accrued interest on certain charged off accounts since 1998. Consequently, we are restating our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest of these charged off accounts. Management has subsequently corrected the programming error and has verified that the system will properly account for interest accruals on charged-off loans going forward. The impact of correcting this unreversed accrued interest will be a reduction in net income after tax for each of the periods of $398,000 for the year ended December 31, 2001, $700,000 for the year ended December 31, 2002, $1,084,000 for the year ended December 31, 2003, $336,000 for the three months ended March 31, 2004 and $312,000 for the three months ended June 30, 2004. The impact for the years prior to 2001 will be an aggregate reduction in retained earnings of $262,000.

•	The correction of our accounting for the change in value of our derivative instruments used to limit interest rate risk. Upon review, we now believe that the documentation of our cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of hedge ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that our derivative instruments did not qualify for hedge accounting. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six month then ended resulting in a total after tax reduction of income of $177,000 for derivative valuations.

•	The correction of the amortization of our capitalized asset against interest income. Upon review, we have reduced the amount of this asset that was amortized against interest income in 2004 to more closely reflect the proper level yield amortization method. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six months then ended and as of March 31, 2004 and the three months then ended resulting in a total after tax increase of income of $201,000 for increased interest income. Management has implement procedures for the quarterly verification of proper amortization going forward.

This quarterly report on Form 10-Q for the quarter ended September 30, 2004 reflects corrections and restatements of the following financial statements:

(a) consolidated statements of financial condition as of June 30, 2004, March 31, 2004 and December 31, 2003, 2002 and 2001;

(b) consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001;

(c) comprehensive income for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 and

(d) consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001.

For a more detailed description of the statements and reclassification, see “Note 2. Restatements” to the accompanying notes to the consolidated financial statements in this Form 10-Q.

This quarterly report on Form10-Q restates certain financial information for the year ended December 31, 2003 and for the three and nine months ended September 30, 2004 set forth in Item 1. “Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. We will file, as soon as practicable, an amended Annual Report on Form 10-K/A for the year ended December 31, 2003, which will contain restated financial statements for the years ended December 31, 2003, 2002 and 2001 and the relevant quarterly periods and Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and June 30, 2004 which will contain restated financial statements for March 31, 2004 and 2003 and June 30, 2004 and 2003. It is possible that as the Company continues its ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. It should be noted that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We will not amend any other Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the three months ended March 31, 2004.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

SEPTEMBER 30, 2004

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands)	September 30, 2004	December 31, 2003
		(As Restated)
Assets
Cash and due from banks	$12,467	$8,376
Short term investments	18,527	5,833

Cash and cash equivalents	30,994	14,209
Restricted cash	9,333	—
Securities available for sale, at fair value	953,930	1,202,444
Loans	503,396	399,749
Less unearned discount	(22,179)	(14,368)
Less allowance for loan losses	(25,188)	(24,982)

Loans, net	456,029	360,399
Premises and equipment, net	3,307	3,163
Accrued interest receivable	6,772	5,893
Other assets	44,627	26,621
Assets of discontinued operations	51,344	52,535

Total assets	$1,556,336	$1,665,264

Liabilities and Shareholders’ Equity
Warehouse line of credit	$24,247	$—
Securities notes payable	420,000	—
Repurchase agreements	893,252	1,052,205
Accrued expenses and other liabilities	8,504	6,795
Subordinated debenture	10,310	10,000
Liabilities of discontinued operations – deposits held for sale	84,269	498,389

Total liabilities	1,440,582	1,567,389

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 16,174,565 at September 30, 2004 and 16,100,204 at December 31, 2003	66,768	66,109
Retained earnings	50,035	31,637
Accumulated other comprehensive income, net of tax	(1,049)	129

Total shareholders’ equity	115,754	97,875

Total liabilities and shareholders’ equity	$1,556,336	$1,665,264

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2004	2003	2004	2003
		(As Restated)		(As Restated)
Interest Income
Loans	$29,641	$21,106	$84,400	$55,029
Short term investments	6,358	4,009	15,042	11,839

Total interest income	35,999	25,115	99,442	66,868

Interest Expense
Deposits	2,895	3,095	9,304	9,779
Interest expense-securitization/warehouse credit line	291	—	291	—
Repurchase agreements	3,644	2,409	9,294	6,266
Subordinated debenture	123	—	352	—

Total interest expense	6,953	5,504	19,241	16,045

Net interest income	29,046	19,611	80,201	50,823
Provision for loan losses	7,383	6,373	17,686	12,391

Net interest income after provision for loan losses	21,663	13,238	62,515	38,432

Non-interest Income
Service charges and fees	96	73	339	16
Loan related charges and fees	78	70	693	651
Gain on sale of securities	160	87	241	231
Other income	69	196	690	540

Total non-interest income	403	426	1,963	1,438

Non-interest Expense
Compensation and benefits	8,547	6,647	24,016	18,913
Occupancy	1,368	1,122	3,897	3,250
Market loss-derivative instruments	2,071	—	2,368	—
Other	3,665	2,631	10,087	7,264

Total non-interest expense	15,651	10,400	40,368	29,427

Income before income taxes and discontinued operations	6,415	3,264	24,110	10,443
Income taxes on continuing operations	2,654	1,337	9,800	4,227

Net income before discontinued operations	3,761	1,927	14,310	6,216
Income from discontinued operations, net of taxes	3,260	402	4,088	1,730

Net Income	$7,021	$2,329	$18,398	$7,946

Earnings per share-basic:
Net income before discontinued operations	$0.23	$0.12	$0.89	$0.39
Discontinued operations	$0.20	$0.03	$0.25	$0.11

Net Income	$0.43	$0.15	$1.14	$0.50
Weighted average shares outstanding	16,168	15,892	16,146	15,879

Earnings per share-diluted:
Net income before discontinued operations	$0.21	$0.11	$0.80	$0.36
Discontinued operations	$0.18	$0.02	$0.22	$0.10

Net Income	$0.39	$0.13	$1.02	$0.46

Number of shares used in fully diluted calculations	18,022	17,936	18,012	17,420

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net income	$7,021	$2,329	$18,398	$7,946
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	1,568	(253)	(878)	(597)

Comprehensive income	$8,589	$2,076	$17,520	$7,349

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
		(As Restated)
Cash Flows from Operating Activities
Net income	$14,310	$6,216
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of securities	(241)	(402)
Provision for loan losses	17,686	12,304
Depreciation and amortization	1,012	815
FHLB stock dividend	(485)	—
Loans held for sale	1,676	(5,113)
Accretion of discounts on loans	(9,157)	—
Decrease (increase) in accrued interest receivable and other assets	(17,712)	1,659
Decrease in deferred tax asset	—	2,774
Increase (decrease) in accrued expenses and other liabilities	1,409	(7,146)
Amortization of premiums (discounts) on securities	1,271	(100)

Net cash provided by operating activities of continuing operations	9,769	11,007
Net income from discontinued operations	4,088	1,730

Net cash provided by operating activities	13,857	12,737

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	275,067	545,608
Purchase of investment securities	(452,617)	(1,039,924)
Proceeds from sales of securities	423,510	46,162
Originations and purchases, net of repayments, of non-mortgage loans	(104,159)	(91,041)
Purchase of premises and equipment	(1,156)	(1,099)
Proceeds from sale (purchase) of FHLB stock, net	—	(9,781)
Proceeds from warehouse credit line	24,247	—
Proceeds from securities payable note	420,000	—
Other	(9,333)	—

Net cash provided by (used in) investing activities	575,559	(550,075)

Cash Flows from Financing Activities
Issuance of common stock	132	171
Net (decrease) increase in deposits	(414,120)	8,508
Issuance of trust preferred stock	310	10,000
Proceeds, net of repayments, from repurchase agreements	(158,953)	539,061

Net cash provided by (used in) financing activities	(572,631)	557,740

Net increase in cash and cash equivalents	16,785	20,202
Cash and cash equivalents at beginning of period	14,209	13,554

Cash and cash equivalents at end of period	$30,994	$33,756

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2004	2003
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$20,824	$17,602

Income Taxes	$15,122	$8,765

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to held for sale	$39,296	$40,972

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2004 and 2003

(Unaudited)

1.	Organization

United PanAm Financial Corp. (the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation (the “Predecessor”), into the Company. Unless the context indicates otherwise, all references herein to the “Company” include the Predecessor. The Company was originally organized as a holding company for PAFI, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation (the “RTC”) on April 29, 1994. The Company, PAFI and the Bank are considered to be Hispanic owned. PAFI is a wholly owned subsidiary of the Company, and the Bank is a wholly owned subsidiary of PAFI.

2.	Restatements

We will file, as soon as practicable, a consolidated Annual Report on Form 10-K/A for the year ended December 31, 2003, which will contain restated consolidated financial statements for the years ended December, 31, 2003, 2002 and 2001 and the relevant quarterly periods and Quarterly Reports on Form 10-Q/A for the quarters ended March 31, 2004 and 2003 and June 30, 2004 and 2003. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	The correction of the impact of unreversed accrued interest of certain charged off accounts. As part of our analysis of internal controls over financial reporting, management discovered that due to a 1998 programming error in our computer-based accounting system, the system has failed to properly reverse accrued interest on certain charged off accounts since 1998. Consequently, we are restating our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest of these charged off accounts. Management has subsequently corrected the programming error and has verified that the system will properly account for interest accruals on charged-off loans going forward. The impact of correcting this unreversed accrued interest will be a reduction in net income after tax for each of the periods of $398,000 for the year ended December 31, 2001, $700,000 for the year ended December 31, 2002, $1,084,000 for the year ended December 31, 2003, $336,000 for the three months ended March 31, 2004 and $312,000 for the three months ended June 30, 2004. The impact for the years prior to 2001 will be an aggregate reduction in retained earnings of $262,000.

•	The correction of our accounting for the change in value of our derivative instruments used to limit interest rate risk. Upon review, we now believe that the documentation of our cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of hedge ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that our derivative instruments did not qualify for hedge accounting. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six month then ended resulting in a total after tax reduction of income of $177,000 for derivative valuations.

•	The correction of the amortization of our capitalized asset against interest income. Upon review, we have reduced the amount of this asset that was amortized against interest income in 2004 to more closely reflect the proper level yield amortization method. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six months then ended and as of March 31, 2004 and the three months then ended resulting in a total after tax increase of income of $201,000 for increased interest income. Management has implement procedures for the quarterly verification of proper amortization going forward.

Contained in this quarterly report on Form 10Q for the quarter ended September 30, 2004 reflects corrections and restatements of the following statements:

(a) consolidated financial statements of financial condition as of June 30, 2004, March 31, 2004 and December 31, 2003, 2002 and 2001;

(b) consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001;

(c) comprehensive income for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001 and

(d) consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the nine months ended September 30, 2003 and for the years ended December 31, 2003, 2002 and 2001.

Changes to Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of March 31, 2004
	Unaudited As Reported	Unaudited As Restated
Loans	$478,574	$478,701
Loans, net	$436,004	$436,131
Accrued interest receivable	$10,732	$6,211
Other assets	$22,500	$24,193
Total Assets	$1,652,662	$1,649,961
Retained earnings	$39,776	$37,075
Total Shareholders’ Equity	$106,559	$103,858
Total Liabilities and Shareholders’ Equity	$1,652,662	$1,649,961

Changes to Consolidated Statements of Operations

	Three Months Ended March 31, 2004
	Unaudited As Reported	Unaudited As Restated
Interest-Loans	$27,076	$26,639
Total interest income	$32,150	$31,713
Net interest income	$25,652	$25,315
Net interest income after provision for loan losses	$20,441	$20,004
Income from continuing operations before income taxes and discontinued operations	$9,558	$9,121
Income taxes	$3,861	$3,684
Net income	$5,697	$5,437
Comprehensive income	$6,045	$5,785
Earnings per share-basic:
Net income before discontinued operations	$0.35	$0.34
Discontinued operations	$—	$—
Net income	$0.35	$0.34
Earnings per share-diluted:
Net income before discontinued operations	$0.32	$0.30
Discontinued operations	$—	$—
Net income	$0.32	$0.30

Changes to Consolidated Statements of Cash Flows

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2004
	Unaudited As Reported	Unaudited As Restated
Net income	$5,697	$5,437
Decrease (increase) in accrued interest receivable	$(883)	$(318)
Decrease in other assets	$2,436	$2,558
Net cash provided by operating activities	$9,047	$9,174
Originations net of repayments of non-mortgage loans	$(37,358)	$(37,485)
Net cash provided by (used in) investing activities	$49,323	$49,196

Changes to Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of June 30, 2004
	Unaudited As Reported	Unaudited As Restated
Loans	$514,119	$514,456
Loans, net	$469,230	$469,567
Accrued interest receivable	$11,593	$6,549
Other assets	$28,305	$30,244
Total Assets	$1,668,665	$1,665,897
Accrued expenses and other liabilities	$6,590	$6,887
Total liabilities	$1,558,450	$1,558,747
Retained earnings	$46,079	$43,014
Total Shareholders’ Equity	$110,215	$107,150
Total Liabilities and Shareholders’ Equity	$1,668,665	$1,665,897

Changes to Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three months ended June 30, 2004
	Unaudited As Reported	Unaudited As Restated
Interest-Loans	$29,488	$29,175
Total interest income	$34,143	$33,830
Net interest income	$27,835	$27,522
Net interest income after provision for loan losses	$22,721	$22,408
Market loss – derivative instruments	$—	$297
Total non-interest expense	$12,720	$13,017
Income from continuing operations before income taxes and discontinued operations	$10,577	$9,967
Income taxes	$4,274	$4,028
Net Income	$6,303	$5,939
Comprehensive income	$3,509	$3,197
Earnings per share-basic:
Net income	$0.39	$0.37
Earnings per share-diluted:
Net income	$0.35	$0.33

Changes to Consolidated Statements of Operations

	Six Months Ended June 30, 2004
	Unaudited As Reported	Unaudited As Restated
Interest-Loans	$56,564	$55,814
Total interest income	$66,293	$65,543
Net interest income	$53,487	$52,737
Net interest income after provision for loan losses	$43,162	$42,612
Market loss-derivative instruments	$—	$297
Total non-interest expense	$24,882	$25,179
Income from continuing operations before income taxes and discontinued operations	$20,135	$19,088
Income taxes	$8,135	$7,712
Net income	$12,000	$11,376
Comprehensive Income	$9,554	$8,907
Earnings per share-basic:
Net income before discontinued operations	$0.74	$0.71
Net income	$0.74	$0.71
Earnings per share-diluted:
Net income before discontinued operations	$0.67	$0.63
Net income	$0.67	$0.63

Changes to Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2004
	Unaudited As Reported	Unaudited As Restated
Net income	$12,000	$11,376
Decrease (increase) in accrued interest receivable and other assets	$(8,594)	$(2,396)
Decrease (increase) in accrued expenses and other liabilities	$(205)	$92
Amortization of premiums on securities	$902	$931
Net cash provided by operating activities	$14,122	$14,459
Originations and purchases, net of repayments, of non-mortgage loans	$(72,621)	$(72,958)
Net cash provided by (used in) investing activities	$3,584	$3,247

Changes to Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of March 31, 2003		As of March 31, 2002		As of March 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$357,442	$352,166	$274,058	$271,503	—	—
Loans, net	$357,442	$352,166	$254,290	$251,735	$193,090	$191,956
Accrued interest receivable	$1,830	$4,532	$4,491	$5,807	$2,252	$2,911
Other assets	$18,455	$19,411	$14,750	$15,187	$15,529	$15,670
Total Assets	$1,191,109	$1,189,491	$737,482	$736,680	$497,318	$496,984
Retained earnings	$23,440	$21,822	$13,204	$12,402	$5,068	$4,734
Total Shareholders’ Equity	$89,025	$87,407	$77,020	$76,218	$71,006	$70,672
Total Liabilities and Shareholders’ Equity	$1,191,109	$1,189,491	$737,482	$736,680	$497,318	$496,984

Changes to Unaudited Consolidated Statements of Operations

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$16,803	$16,637	$13,037	$12,804	$10,290	$10,172
Total interest income	$20,517	$20,081	$15,696	$15,463	$13,930	$13,812
Net interest income	$15,229	$14,793	$11,700	$11,467	$8,395	$8,277
Net interest income after provision for loan losses	$12,526	$12,090	$10,402	$10,169	$8,351	$8,233
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$3,701	$3,265	$2,889	$2,656	$2,529	$2,411
Income taxes	$1,497	$1,321	$1,078	$989	$985	$939
Income from continuing operations before cumulative effect of change in accounting principle	$2,204	$1,944	$1,811	$1,667	$1,544	$1,472
Net income	$2,636	$2,376	$1,917	$1,773	$1,544	$1,472
Comprehensive income	$2,372	$2,112	$1,354	$1,210	$1,689	$1,617
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.14	$0.12	$0.12	$0.10	$0.10	$0.09
Discontinued operations	$0.03	$0.03	—	—	—	—
Net income	$0.17	$0.15	$0.13	$0.11	$0.10	$0.09
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.13	$0.11	$0.11	$0.10	$0.10	$0.09
Discontinued operations	$0.02	$0.03	—	—	—	—
Net income	$.15	$0.14	$0.12	$0.11	$0.10	$0.09

Changes to Unaudited Consolidated Statements of Cash Flow

	Three Month Ended March 31, 2003		Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$2,636	$2,376	$1,917	$1,773	$1,544	$1,472
Decrease (increase) in accrued interest receivable	$50	$1,866	$(462)	$(229)	$(1,438)	$(1,320)
Decrease in other assets	$3,708	$3,359	$315	$404	$(1,460)	$(1,506)
Net cash provided by operating activities	$7,601	$8,808	$—	$—	$—	$—

Changes to Unaudited Consolidated Statements of Financial Condition

	As of June 30, 2003		As of June 30, 2002		As of June 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$395,810	$389,308	$296,285	$293,175	—	—
Loans, net	$362,376	$355,874	$273,575	$270,465	$208,017	$206,655
Accrued interest receivable	$1,606	$5,169	$1,525	$3,163	$3,099	$3,859
Other assets	$19,959	$21,062	$10,805	$11,331	$14,205	$14,396
Total Assets	$1,344,491	$1,342,655	$795,726	$794,780	$597,795	$597,384
Retained earnings	$26,899	$25,063	$15,596	$14,650	$6,930	$6,519
Total Shareholders’ Equity	$92,465	$90,629	$79,667	$78,721	$74,402	$73,991
Total Liabilities and Shareholders’ Equity	$1,344,491	$1,342,655	$795,726	$794,780	$597,795	$597,384

Changes to Unaudited Consolidated Statements of Operations

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest - loans	$19,973	$19,608	$14,081	$13,848	$11,057	$10,930
Total interest income	$24,089	$23,724	$17,205	$16,972	$14,525	$14,398
Net interest income	$18,284	$17,919	$12,768	$12,535	$9,289	$9,162
Net interest income after provision for loan losses	$15,108	$14,743	$11,646	$11,413	$9,165	$9,038
Income before income taxes	$5,783	$5,418	$3,954	$3,721	$3,052	$2,925
Income taxes	$2,324	$2,177	$1,562	$1,473	$1,190	$1,140
Net income	$3,459	$3,241	$2,392	$2,248	$1,862	$1,785
Comprehensive income	$3,389	$3,171	$2,646	$2,502	$2,003	$1,926
Earnings per share-basic:
Net income	$0.22	$0.20	$0.15	$0.14	$0.12	$0.11
Earnings per share-diluted:
Net income	$0.20	$0.19	$0.14	$0.13	$0.11	$0.10

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$36,776	$35,975	$27,115	$26,649	$21,346	$21,101
Total interest income	$44,606	$43,805	$32,897	$32,431	$28,454	$28,209
Net interest income	$33,513	$32,712	$24,465	$23,999	$17,684	$17,439
Net interest income after provision for loan losses	$27,634	$26,833	$22,045	$21,579	$17,516	$17,271
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$9,484	$8,683	$6,843	$6,377	$5,581	$5,336
Income taxes	$3,821	$3,498	$2,640	$2,462	$2,175	$2,079
Income from continuing operations before cumulative effect of change in accounting principle	$5,663	$5,185	$4,203	$3,915	$3,406	$3,257
Net income	$6,095	$5,617	$4,309	$4,021	$3,406	$3,257
Comprehensive income	$5,761	$5,283	$4,001	$3,713	$3,692	$3,543
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.35	$0.32	$0.27	$0.25	$0.21	$0.20
Net income	$0.38	$0.35	$0.28	$0.26	$0.21	$0.20
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.33	$0.30	$0.25	$0.23	$0.21	$0.20
Discontinued operations	0.02	$0.03	—	—	—	—
Net income	$0.35	$0.33	$0.26	$0.24	$0.21	$0.20

Changes to Unaudited Consolidated Statements of Cash Flows

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$6,095	$5,617	$5,690	$4,309	$3,406	$3,257
Decrease in other assets	$3,633	$3,310	$4,994	$4,138	$1,486	$1,390
Decrease (increase) in accrued interest receivables	$(1,106)	$(305)	$2,504	$2,970	$(2,285)	$(2,040)

Changes to Unaudited Consolidated Statements of Financial Condition

	As of September 30, 2003		As of September 30, 2002		As of September 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$427,775	$420,522	$316,537	$312,829
Loans, net	$389,992	$382,739	$291,333	$287,625	$224,132	$222,510
Accrued interest receivable	$1,846	$5,685	$2,101	$4,031	$3,587	$4,436
Other assets	$18,757	$20,052	$11,331	$11,974	$14,797	$15,055
Total Assets	$1,506,980	$1,504,861	$917,880	$916,745	$653,199	$652,864
Retained earnings	$29,511	$27,392	$18,115	$16,980	$9,070	$8,555
Total Shareholders’ Equity	$94,930	$92,811	$82,834	$81,699	$74,136	$73,621
Total Liabilities and Shareholders’ Equity	$1,506,980	$1,504,861	$917,880	$916,745	$653,199	$682,864

Changes to Unaudited Consolidated Statements of Operations

	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$22,708	$22,233	$15,080	$14,774	$11,852	$11,681
Total interest income	$26,717	$26,242	$18,896	$18,590	$14,732	$14,561
Net interest income	$20,909	$20,434	$13,631	$13,275	$10,111	$9,940
Net interest income after provision for loan losses	$14,484	$14,009	$12,259	$11,953	$10,003	$9,832
Income before income taxes	$4,415	$3,940	$4,185	$3,879	$3,509	$3,338
Income taxes	$1,803	$1,611	$1,666	$1,549	$1,369	$1,302
Net income	$2,612	$2,329	$2,519	$2,330	$2,140	$2,036
Comprehensive income	$2,349	$2,066	$2,611	$2,422	$2,404	$2,300
Earnings per share-basic:
Net income	$0.16	$0.15	$0.16	$0.15	$0.13	$0.13
Earnings per share-diluted:
Net income	$0.15	$0.13	$0.15	$0.13	$0.12	$0.11

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$59,484	$56,208	$42,197	$41,658	$33,199	$32,783
Total interest income	$71,323	$70,047	$51,795	$51,256	$43,187	$42,771
Net interest income	$54,422	$53,146	$38,097	$37,558	$27,795	$27,379
Net interest income after provision for loan losses	$42,118	$40,842	$34,305	$33,766	$27,519	$27,103
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$13,899	$12,623	$11,021	$10,482	$9,090	$8,674
Income taxes	$5,624	$5,109	$4,306	$4,011	$3,544	$3,381
Income from continuing operations before cumulative effect of change in accounting principle	$8,275	$7,514	$6,715	$6,471	$5,546	$5,293
Net income	$8,707	$7,946	$6,821	$6,577	$5,546	$5,293
Comprehensive income	$8,110	$7,349	$6,605	$6,361	$6,096	$5,843
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.52	$0.47	$0.43	$0.42	$0.34	$.33
Net income	$0.55	$0.50	$0.44	$0.43	$0.34	$.33
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.47	$0.43	$040	$0.38	$0.33	$.31
Net income	$0.50	$0.46	$0.41	$0.39	$0.33	$.31

Changes to Unaudited Consolidated Statements of Cash Flows

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$8,707	$7,946	$6,821	$6,577	$5,546	$5,293
Decrease (increase) in other assets	$3,289	$2,774	$(934)	$(639)	$894	$731
Decrease (increase) in accrued interest receivable	$383	$1,659	$6,514	$7,187	$(2,772)	$(2,356)

Changes to Consolidated Statements of Financial Condition

	As of December 31, 2003		As of December 31, 2002		As of December 31, 2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$—	$—	$326,352	$342,601
Loans, net	$—	$—	$298,304	$296,533	$236,448	$233,480
Accrued interest receivable	$9,849	$5,893	$6,785	$6,398	$4,029	$5,991
Other assets	$12,228	$13,742	$9,762	$10,542	$14,746	$15,094
Total Assets	$1,667,706	$1,665,264	$948,276	$948,918	$689,573	$688,915
Retained earnings	$37,089	$31,637	$20,804	$19,446	$11,287	$10,629
Total Shareholders’ Equity	$103,327	$97,875	$86,649	$85,291	$75,666	$75,008
Total Liabilities and Shareholders’ Equity	$1,667,706	$1,665,264	$948,276	$946,918	$689,573	$688,915

Changes to Consolidated Statements of Operations

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002		Three Months Ended December 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$25,130	$4,588	$15,815	$15,455	$12,499	$12,216
Total interest income	$29,888	$29,346	$19,560	$19,200	$14,965	$14,732
Net interest income	$23,643	$23,101	$14,108	$13,748	$10,835	$10,602
Net interest income after provision for loan losses	$18,210	$28,534	$12,393	$12,033	$10,496	$10,263
Income from continuing operations before income taxes	$7,664	$7,122	$4,198	$3,838	$3,637	$3,404
Income taxes	$3,096	$2.877	$1,509	$1,372	$1,420	$1,330
Net income	$4,568	$4,255	$2,689	$2,466	$2,217	$2,074
Comprehensive income	$4,406	$4,083	$3,044	$2,821	$1,914	$1,771
Earnings per share-basic:
Continuing operations	$0.29	$0.26	$0.17	$0.16	$0.14	$0.13
Net income	$0.29	$0.26	$0.17	$0.16	$0.14	$0.13
Earnings per share-diluted:
Continuing operations	$0.25	$0.24	$0.16	$0.14	$0.13	$0.12
Net income	$0.25	$0.24	$0.16	$0.14	$0.13	$0.12

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$84,614	$82,796	$58,013	$56,861	$45,648	$44,999
Total interest income	$101,211	$99,393	$71,357	$70,225	$58,152	$57,503
Net interest income	$78,065	$76,247	$52,207	$51,075	$38,630	$37,981
Net interest income after provision for loan losses	$60,328	$58,510	$46,700	$45,568	$38,015	$37,366
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$21,563	$19,745	$15,226	$14,094	$12,727	$12,078
Income taxes	$8,720	$7,986	$5,815	$5,383	$4,964	$4,711
Income from continuing operations before cumulative effect of change in accounting principle	$12,843	$11,759	$9,411	$8,711	$7,763	$7,367
Net income	$13,275	$12,191	$9,517	$8,817	$7,763	$7,367
Comprehensive income	$12,516	$11,432	$9,656	$8,956	$8,010	$7,614
Earnings per share-basic:
Continuing operations	$0.80	$0.74	$0.60	$0.55	$0.48	$0.46
Net income	$0.83	$0.77	$0.61	$0.56	$0.48	$0.46
Earnings per share-diluted:
Continuing operations	$0.73	$0.67	$0.55	$0.51	$0.46	$0.43
Discontinued operations	$0.03	$0.02	—	—	—	—
Net income	$0.76	$0.69	$0.56	$0.52	$0.46	$0.43

Changes to Consolidated Statements of Cash Flows

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$13,275	$12,191	$9,517	$8,817	$7,763	$7,367
Deferred income taxes	$4,560	$3,826	$4,323	$3,891	$3,681	$3,428
Decrease (increase) in accrual interest receivable	$(3,064)	$505	$(2,756)	$(407)	$(3,215)	$(2,566)
Net cash provided by operating activities	$23,277	$25,028	$16,001	$17,218	$—	$—
Purchases, net of repayments, of non-mortgage loans	$(115,904)	$(117,655)	$(67,363)	$(68,580)	$—	$—
Net cash used in investing activities	$(730,785)	$(732,536)	$(394,971)	$(396,188)	$—	$—

3.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., PAFI, Inc. and Pan American Bank, FSB and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

4.	Earnings Per Share

Basic EPS and diluted EPS are calculated as follows for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
		(As Restated)		(As Restated)
Earnings per share - basic:
Income before discontinued operations	$3,761	$1,927	$14,310	$6,216)
Net Income	$7,021	$2,329	$18,398	$7,946

Average common shares outstanding	16,168	15,892	16,146	15,879

Per share before discontinued operations	$0.23	$0.12	$0.89	$0.39

Earnings per share	$0.43	$0.15	$1.14	$0.50

Earnings per share – diluted:
Income before discontinued operations	$3,761	$1,927	$14,310	$6,216
Net Income	$7,021	$2,329	$18,398	$7,946

Average common shares outstanding	16,168	15,892	16,146	15,879
Add: Stock options	1,854	2,044	1,866	1,541

Average common shares outstanding – diluted	18,022	17,936	18,012	17,420

Per share before discontinued operations	$0.21	$0.11	$0.80	$0.36

Earnings per share	$0.39	$0.13	$1.02	$0.46

5.	Stock-Based Compensation

At September 30, 2004 and 2003, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB Opinion No. 25; Accounting for Stock issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net Income as reported	$7,021	$2,329	$18,398	$7,946)
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$335	$363	$935	$896

Net Income – pro forma	$6,686	$1,966	$17,463	$7,050

Net Income per share as reported – basic	$0.43	$0.15	$1.14	$0.50

Net Income per share – pro forma – basic	$0.41	$0.12	$1.08	$0.44

Net Income per share as reported – fully diluted	$0.39	$0.13	$1.02	$0.46

Net Income per share – pro forma – fully diluted	$0.37	$0.11	$0.97	$0.40

6.	Allowance for Loan Losses

United Auto Credit Corp (“UACC”), a subsidiary of the Bank, purchases auto contracts at a discount from face value. Prior to 2003, the Bank has accounted for the purchase of auto contracts by recording the auto contract at face value, and allocating the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract. At December 31, 2002, the Company was allocating 11.5% of the net loan amount of all new auto loans to the allowance for loan losses.

Commencing January 1, 2003, the Bank began to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses expected in the next 12 months at each reporting date.

The total allowance for loan losses was $25.2 million at September 30, 2004 compared with $26.0 million at September 30, 2003, representing 5.23% of loans at September 30, 2004 and 6.35% at September 30, 2003. Additionally, unearned discounts on loans totaled $22.2 million at September 30, 2004 compared with $11.8 million at September 30, 2003, representing 4.41% of loans at September 30, 2004 compared with 2.81% of loans at September 30, 2003.

7.	Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and noncontrolling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an account change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and noncontrolling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03. Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes this pronouncement will not have a material impact on our consolidated financial position and results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF describes a model that involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company expects that the adoption of this EITF will not have a material impact on its consolidated financial statements.

8.	Operating Segments

The Company has two reportable segments: (1) automobile finance and (2) investments and banking. The automobile finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The investments and banking segment holds for sale a portfolio of investment securities funded by repurchase agreements and has a small portfolio of deposits of the Bank currently held for sale. Historically, the Company has had another reportable segment composed of insurance premium finance, which was a strategic business unit that would underwrite and finance automobile and commercial insurance premiums in California. Beginning this quarter ended September 30, 2004, the insurance premium finance segment and the sale of our three retail bank branches and related deposits are treated as discontinued operations. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified to discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and warehouse line are very similar to the net cost of deposits including operating costs.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

(In thousands)	At or For Three Months Ended September 30, 2004
	Auto Finance	Investments	Total
Net interest income	$26,331	$2,715	$29,046
Provision for loan losses	7,383	—	7,383
Non-interest income	132	271	403
Non-interest expense	11,551	4,100	15,651

Segment profit, pre-tax	$7,529	$(1,114)	$6,415
Total assets	$510,374	$1,044,484	$1,554,858

(In thousands)	(As Restated) At or For Three Months Ended September 30, 2003
	Auto Finance	Investments	Total
Net interest income	$17,808	$1,803	$19,611
Provision for loan losses	6,373	—	6,373
Non-interest income	111	315	426
Non-interest expense	8,859	1,541	10,400

Segment profit, pre-tax	$2,687	$577	$3,264

Total assets	$355,096	$1,310,168	$1,665,264

(In thousands)	At or For Nine Months Ended September 30, 2004
	Auto Finance	Investments	Total
Net interest income	$72,338	$7,863	$80,201
Provision for loan losses	17,686	—	17,686
Non-interest income	384	1,579	1,963
Non-interest expense	32,260	8,108	40,368

Segment profit, pre-tax	$22,776	$1,334	$24,110

Total assets	$510,374	$1,044,484	$1,554,858

(In thousands)	(As Restated) At or For Nine Months Ended September 30, 2003
	Auto Finance	Investments	Total
Net interest income	$46,273	$4,550	$50,823
Provision for loan losses	12,391	—	12,391
Non-interest income	338	1,100	1,438
Non-interest expense	24,820	4,607	29,427

Segment profit (loss), pre-tax	$9,400	$1,043	$10,443

Total assets	$355,096	$1,310,168	$1,665,264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q, including statements regarding United PanAm Financial Corp.’s (the “Company”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our recent shift of the funding source of our business; our dependent on securitizations; our need for substantial liquidity to run our business; loans we made to credit-impaired borrowers; reliance on operational systems and controls and key employees; competitive pressure we face; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

General

The Company

We are a specialty finance company engaged primarily in non-prime automobile finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. We conduct our automobile finance business through our second-tier subsidiary United Auto Credit Corporation, or UACC. UACC purchases and holds for investment nonprime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles.

Historically, we have also provided retail banking services through our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank, and have conducted an insurance premium finance business. However, we have implemented a plan for the Bank to exit its federal thrift charter and have discontinued our insurance premium finance business. Beginning this quarter ended September 30, 2004, the insurance premium finance business and the banking operation are treated as discontinued operations.

We have historically funded our automobile finance business mainly with retail and wholesale deposits of the Bank. However, as part of our plan to exit the Bank’s federal thrift charter, we have shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. This quarter we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. We also closed a $200 million automobile finance warehouse facility. We intend to use the securitization and warehouse facility (and future securitizations and warehouse facilities) to fund our ongoing business operations.

During this quarter, the Bank adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit its federal thrift charter and the OTS conditionally approved the plan. As part of the Bank’s plan of dissolution, during the quarter, we completed the sale of all three branches of the Bank. We are exiting the federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank.

Pursuant to the Bank’s voluntary plan of dissolution, we expect that the Bank will distribute all non-cash assets and excess capital to us before it exits the thrift charter, including the automobile finance business. Until the Bank completes the voluntary plan of dissolution, we are continuing with our planned expansion of the automobile finance branch network.

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

Investment and Banking

The Bank is a federally chartered stock savings bank. We have previously announced a plan for the Bank to exit its federal thrift charter and shift the funding source of our business to securitizations and warehouse funding and reduce our reliance on insured deposits of the Bank as a funding source. In July of 2004, the Bank adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit its federal thrift charter. In August of 2004, the OTS conditionally approved the plan, subject to the Bank satisfying certain conditions imposed by the OTS. In September 2004, pursuant to the voluntary plan of dissolution, we completed the sale of our three retail branches with deposits of $213.5 million and our brokered deposits of $184.3 million. As part of the sale of these deposits, we recognized a one time net gain, after associated costs of $3.1 million after tax. At September 30, 2004, we have an $84.3 million portfolio of Internet originated deposits remaining, which are under contract for sale before December 31, 2004.

As part of the Plan of Voluntary Dissolution, during the three months ended September 30, 2004, the investment securities and all related repurchase agreement liabilities were transferred from the Bank to us.

Subsequent to the sale of the remaining deposits, the charter of the Bank will be surrendered to the OTS and any remaining assets and liabilities of the Bank will be transferred to us to complete the Plan of Voluntary Dissolution of the Bank.

During 2004, the Bank entered into derivative contracts to offset the risk of rising interest rates between the time we entered into an agreement to securitize our auto loans and the time of finally setting the fixed rates on the securitization. Subsequently, interest rates fell and the derivatives lost value. This loss in value of $2.4 million was charged against current income. The charge will be offset in the future by lower fixed rates on our automobile loan securitizations resulting in lower inherent cost and higher net income in future periods.

Discontinued Operations

In September 2004, following the sale all the branches of our retail banking operation, we decided to discontinue our insurance premium finance operations to concentrate our efforts on our other businesses. We entered the insurance premium finance business in May 1995 through an agreement with BPN. Under the agreement, we would underwrite and finance consumer automobile and small business, or commercial, insurance premiums. BPN would market this financing primarily to independent insurance agents in California and service such insurance premium loans.

Because of our decision to discontinue our insurance premium finance operations, related operating activity for the insurance premium finance business has been reclassified and reported as discontinued operations in the consolidated financial statements. We intend to sell our outstanding portfolio of insurance premium finance loans near par by December 31, 2004 or during the first quarter of 2005.

Also in September 2004, we sold our three retail bank branches and our brokered deposit portfolio and we have our remaining Internet originated deposits under contract for sale pending regulatory approval. We have included the net gain on these sales, net of costs associated with the sales, as discontinued operations in our consolidated statement of operations. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified to discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and the warehouse line are very similar to the net cost of deposits including operating costs.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 2 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2003 Annual Report on Form 10-K/A.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the balance sheet dates and our results of operations for the reporting periods. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Securitization Transactions

The transfer of our auto contracts to the securitization trust is treated as a secured financing under accounting principles generally accepted in the United States of America, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as securitized notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

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

We established our allowance for loan losses by using the “Expected 12 month Charge Off Method” which establishes allowances based on the incurred loss method that sums the expected charge-offs for the next 12 months in each static loss pool.

For automobile contracts purchased prior to January 1, 2003 we account for such contracts by static pool, stratified into six-month pools, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses for these pools purchased prior to 2003 were recognized immediately for pools where the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred based on an analysis of projected losses during the entire life of the loans.

Commencing January 1, 2003, the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses at each reporting date. Future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

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

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we entered into various agreements prior to closing the transaction. We entered into forward agreements in order to reduce the risk of incurring larger interest payments on our notes payable on automobile secured financing. The market value of these agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the transaction. Gains and losses on these agreements are recorded on our Consolidated Statements of Operations, because the derivative transactions do not meet the accounting literature requirements to qualify for hedge accounting. Credit risk related to these instruments is minimal.

Factors Affecting Future Results of Operations

This quarterly report on Form 10-Q contains forward-looking statements, including statements regarding our strategies, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. You should carefully consider the following risks in your evaluation of us and our common stock. The risks and uncertainties described below may not be the only ones we face.

Risks Related to Our Business

We require substantial liquidity to run our business.

We require a substantial amount of liquidity to operate our business and we require substantial cash to fund growth of our automobile finance operations. Among other things, we use such liquidity to acquire automobile contracts, pay securitization costs and fund related accounts, satisfy working capital requirements and pay operating expenses and to pay interest expense. We depend on warehouse financing to fund our operations and there is no assurance that we will be able to obtain warehouse financing in the future. If we are unable to obtain acceptable warehouse financing or access the capital markets, our financial position, liquidity and results of operations would be materially adversely affected.

We recently shifted the funding source of our business and so do not have experience in managing our new sources of funding.

During the third quarter of 2003, we have shifted the funding source of our automobile finance business to the public capital markets through warehouse facilities and securitizations. Historically, we have funded the purchase of automobile contracts business principally through deposits of the Bank. However, our Board of Directors decided to implement the plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS.

As a result of this shift in our funding source, we now rely on the public capital markets to obtain acceptable terms of financing, rather than relying on obtaining Bank deposits. We are not experienced in managing warehouse facilities and securitizations, and have also started hedging transactions as part of this shift in fuding sources. If we are unable to successfully manage our sources of funding, our ability to access liquidity could be adversely impacted.

We face risks related to our recent accounting restatements

On November 5, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported consolidated financial statements. As a result, following consultation with our auditors, we decided to restate our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, three months ended March 31, 2004 and 2003, three and nine months ended September 30, 2003 and each of the years ended December 31, 2003, 2002 and 2001 to correct accounting entries.

As a result, the restatement of these consolidated financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty obtaining other financing such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to acquire contracts at projected levels. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our stockholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

We depend on our warehouse facility to finance the purchase of automobile contracts pending a new securitization. Our business strategy requires that such financing continue to be available during the warehousing period.

Our primary source of operating cash comes from a $200 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility.

Whether our $200 million warehouse facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the automobile receivables that are pledged under the facility and comply with certain financial covenants contained in the sale and servicing agreement. The timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold; and

•	how quickly new automobile finance branches become cash-flow positive.

Any adverse change in these factors could adversely affect our ability to obtain warehouse financing. We cannot assure you that our automobile finance warehouse facility will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facility when it expires, our results of operations, financial condition and cash flows could be materially and adversely affected.

We depend on securitizations to generate revenue.

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by the following factors, including, among other things:

•	conditions in the securities markets generally;

•	conditions in the asset-backed securities market specifically; and

•	the credit quality of our portfolio of automobile contracts; and our ability to obtain credit enhancement.

If we are unable to securitize a sufficient number of our contracts in a timely manner, our liquidity position could be adversely affected as we will continue to require the execution of securitization transactions in order to fund our future liquidity needs. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our contracts. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants or otherwise, we will be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.

The terms of our securitization depends on credit enhancement and there is no assurance we will be able to continue to obtain credit enhancement

Our securitization utilized credit enhancement in the form of a financial guaranty insurance policy in order to achieve “AAA/Aaa” rating. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us and enhance the marketability of these transactions to investors in asset-backed securities. The willingness of an insurance provider to insure our future securitizations is subject to many factors outside our control including the insurance provider’s own rating considerations. We cannot assure you that we will be able to continue to obtain credit enhancements in any form or on acceptable terms or that future securitizations will be similarly rated.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our former independent auditor has, in the past, advised us that it had noted certain material weaknesses in the Company’s internal financial reporting and accounting controls and we have also noted material weaknesses. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of the material weaknesses we have identified in our internal controls, we also identified certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries and is also subject to the restrictions of the California Corporation’s Code. As of December 31, 2003, we had approximately $10.3 million of subordinated debt issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10 million of company obligated mandatorily redeemable preferred securities outstanding. The maturity of the subordinated debt is 2033. However, subject to receiving any required regulatory approval, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt. The redemption price is par plus accrued and unpaid interest, except in the case of redemption if the debt is called before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, subsidiaries’ earnings and various other business considerations.

A significant portion of our cash flow comes from our principal consolidated subsidiary UACC. UACC is a wholly owned subsidiary of the Bank, which, in turn, is our wholly owned subsidiary. We have implemented a plan for the Bank to exit its federal thrift charter; however, until the Bank exits the federal thrift charter, it is subject to limitations upon its ability to pay dividends to us by regulations of the OTS. Any amounts owed to other creditors of UACC may impair the Bank’s ability to have funds available for dividend to us. Furthermore, UACC is party to a $200 million warehouse facility, which it uses to fund its operations. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. If UACC defaults on its obligations under the warehouse facility, it is possible that we may not have sufficient funds to satisfy this guarantee.

The ownership of our common stock is concentrated, which may result in conflicts of interest and it may be capable of preventing the consummation of corporate transactions that may be in the best interests of other shareholders.

As of December 31, 2003, Pan American Financial, L.P. and its general partner, BVG West Corp., together owned 10,050,000 shares of our common stock, representing more than 60% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his majority ownership of and executive position held at BVG.

As a result, our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change in control or impede a merger. This concentration of ownership could adversely affect the price of our common stock or lessen any premium over market price that an acquirer might otherwise pay.

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

We are dependent upon the continued services of our key employees. In addition, our growth strategy depends in part on our ability to attract and retain qualified branch managers. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could also have a material adverse effect on our financial condition, results of operations and business prospects.

Competition may adversely affect our performance.

Our business is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. We compete in the nonprime automobile finance industry primarily with independent companies specializing in nonprime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of automobile manufacturers and savings associations.

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

Our operations have rapidly expanded over the past seven years and we remain vulnerable to a variety of business risks generally associated with rapidly growing companies. We intend to pursue growth for the foreseeable future, particularly in our automobile finance business by opening new branches. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses. This growth strategy will require that we successfully obtain acceptable warehouse financing and access the capital markets to fund the growth, it will require additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to sustain UACC’s prior rate of growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Of UACC’s 83 branches as of September 30, 2004, 55 opened after January 1, 2001 and the amount of automobile contracts purchased has increased from $233.4 million for 2001 to $314.6 million for 2002 to $442.2 million for 2003. In the future, UACC’s rate of growth will be dependent upon, among other things, the continued success of its efforts to expand the number of branches, attract qualified branch managers, and expand its relationships with independent and franchised dealers of used automobiles.

The ability to grow our automobile finance business has been affected in the past by the fact that we historically used insured deposits of the Bank to fund our operations. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. As a result of the increased regulatory scrutiny, our Board of Directors decided to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing UACC’s non-prime automobile finance business with insured deposits of the Bank. We have pursued strategic financing and other alternatives to enable us to conduct UACC’s non-prime automobile lending business outside a federal thrift charter. However, if the Bank is unable to successfully exit its federal thrift charter, regulatory scrutiny could significantly impact UACC’s ability to grow. Accordingly, UACC’s current expansion and future growth will depend to a significant extent our ability to successfully manage our new sources of financing and for the Bank to successfully exit the federal thrift charter.

Risks Related to Regulatory Factors

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

The Bank has adopted a Plan of Voluntary Dissolution for the Bank to dissolve and ultimately exit the federal thrift charter, but there is no assurance we will be able to complete all the elements of the plan and successfully dissolve the Bank.

The Bank has adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit its federal thrift charter. The OTS has conditionally approved the plan, subject to the Bank satisfying certain conditions imposed by the OTS. The Plan of Voluntary Dissolution is composed of many complicated elements such as securitizing automobile receivables, selling branch locations, selling brokered and internet certificates of deposit, changing the Bank’s headquarters, distributing United States government agency securities, distributing the automobile loan portfolio, distributing other subsidiaries and terminating membership in the Federal Home Loan Bank of San Francisco.

While we have made substantial steps in our plan to exit the Bank’s federal thrift charter, including selling all branches of the Bank and certain brokered certificates of deposit held by the Bank, there is no assurance we will be able to manage and satisfy all of the elements for the Bank to successfully dissolve. If the Bank does not successfully dissolve then we may not be able to grow our automobile finance business and our results of operations will be adversely affected. Furthermore, as part of the Plan of Voluntary Dissolution, we have agreed to irrevocably guarantee certain obligations of the Bank.

While the Bank is chartered as a federal thrift, we are subject to increased regulatory requirements and, because we engage in a high level of nonprime lending, we may be forced to meet higher capital requirements.

The Bank has adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit the federal thrift charter. Nevertheless, while the Bank is chartered as a federal thrift, it is subject to inspection and regulation by the OTS, which has the power to enforce the Home Owners Loan Act of 1934, as amended, and its regulations by a variety of actions, ranging from a memorandum of understanding to cease and desist proceedings under the Federal Deposit Insurance Act. We engage in the business of non-prime lending, which has been and continues to be an area of lending that is the subject of extraordinary regulatory concern and scrutiny among all of the banking regulatory authorities including the OTS. The OTS has broad powers to, among other things, require us to change our business practices, hold additional capital, change management and adopt or change accounting practices, such as our allowance for loan losses. Any actions by the OTS could have a material adverse impact on our business and may impact the price of our common stock, and our access to the capital markets.

We engage in nonprime lending, which is considered to be a high risk activity by the OTS unless there are sufficient controls. Because of the high percentage of nonprime assets relative to our Tier 1 capital, the OTS has the authority to impose additional regulatory capital requirements of up to three times higher than the amount normally required even if there are sufficient controls in place. We maintain and currently intend to maintain regulatory capital ratios of at least two times that which is normally required with respect to our nonprime portfolio. If the OTS imposes requirements to maintain higher levels of regulatory capital, it could limit our ability to fund our operations, require us to raise additional capital or sell assets and have an adverse effect on our ability to grow.

The Bank must also meet the requirements of the Qualified Thrift Lender test, or QTL test, that is set forth by the OTS. Under the QTL test, the Bank must maintain 60% of its assets in “qualified thrift investments” which are residential mortgages and related investments such as mortgage-related securities. Under the QTL test, no more than 30% of the Bank’s assets can consist of indirect consumer loans, which include automobile contracts. If the Bank fails to adjust and manage its sources of funds and assets, it may not meet the QTL test and there is an even higher risk that the Bank will not meet the QTL test as we have shifted the funding source of our business. In order to meet the QTL test, we may be required to shift our assets, which could impact our automobile finance business and affect our ability to grow.

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

Risks Related to Factors Outside Our Control

Adverse economic conditions could adversely affect our business.

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

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest received by us on the automobile contracts acquired and the interest rates payable under our credit facilities.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk. First, the contracts are purchased or originated at fixed interest rates, while amounts borrowed under our warehouse facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rated for short-term borrowings. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs.

Also, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the contracts purchased by us have fixed rates, we bear the risk of spreads narrowing because of interest rate increases during the period from the date the contracts are purchased until the pricing of our securitization of such contracts.

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

Average Balance Sheets

The following table sets forth information relating to the Company for the three and nine-month periods ended September 30, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended September 30,
	2004			2003 (As Restated)
(Dollars in thousands)	Average Balance(1)	Interest(1)	Average Yield/ Cost	Average Balance(1)	Interest(1)	Average Yield/ Cost
Assets
Interest earning assets
Securities	$1,071,964	$5,314	1.97%	$1,011,821	$4,009	1.57%
Automobile installment Contracts, net(2)	444,552	30,685	27.38%	343,577	21,070	24.33%

Total interest earning assets	1,516,516	35,999	9.42%	1,355,398	25,079	7.34%

Non-interest earning assets	46,507			40,702

Total assets	$1,563,023			$1,396,100

Liabilities and Equity
Interest bearing liabilities
Deposits	$448,242	$2,895	2.56%	$430,863	$3,095	2.85%
Securitizations	42,000	286	2.70%	—	—	—%
Warehouse facility	808	5	2.45%	—	—	—%
Repurchase agreements	944,332	3,644	1.53%	855,523	2,409	1.12%
Trust preferred	10,310	123	4.73%	—	—	—%

Total interest bearing liabilities	1,445,692	6,953	1.91%	1,286,386	5,504	1.70%

Non-interest bearing liabilities	6,475			12,947

Total liabilities	1,452,167			1,299,333
Equity	110,856			96,767

Total liabilities and equity	$1,563,023			$1,396,100

Net interest income before provision for loan losses		$29,046			$19,575

Net interest rate spread(3)			7.51%			5.64%
Net interest margin(4)			7.60%			5.73%
Ratio of interest earning assets to interest bearing liabilities			105%			105%

(1)	The table above excludes average assets and liabilities of our insurance premium finance operations, as interest income and interest expense associated with the insurance premium finance business are reported as discontinued operations in the consolidated statements of operations. Allocated assets and liabilities for 2004 and 2003 are shown below.

	Quarter Ended September 30, 2004
(In thousands)	2004	2003
Average assets of continuing operations	$1,566,310	$1,398,076
Average IPF loans of discontinued operations	39,247	42,332

Total average assets	1,605,557	$1,440,408

Average liabilities and equity of continuing operations	$1,566,310	$1,398,076
Average deposits allocated to discontinued operations	38,247	42,332

Total average liabilities and equity	$1,605,557	$1,440,408

(2)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans. Yield includes accrued discount.

(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2004			2003 (As Restated)
(Dollars in thousands)	Average Balance(1)	Interest(1)	Average Yield/ Cost	Average Balance(1)	Interest(1)	Average Yield/ Cost
Assets
Interest earning assets
Securities	$1,130,688	$15,041	1.78%	$860,313	$11,839	1.84%
Automobile installment contracts, net(2)	414,530	84,401	27.22%	314,513	55,826	23.73%

Total interest earning assets	1,545,218	99,442	8.60%	1,174,826	67,665	7.70%

Non-interest earning assets	49,791			38,856

Total assets	1,595,009			$1,213,682

Liabilities and Equity
Interest bearing liabilities
Deposits	$472,300	$9,390	2.66%	$433,313	$9,779	3.02%
Securitization	14,000	286	2.73%	—	—	—%
Warehouse facility	269	5	2.48%	—	—	—%
Repurchase agreements	985,167	9,208	1.25%	677,707	6,266	1.24%
Trust preferred	10,303	352	4.57%	—	—	—%

Total interest bearing liabilities	1,482,039	19,241	1.74%	1,111,020	16,045	1.93%

Non-interest bearing liabilities	5,859			9,215

Total liabilities	1,487,898			1,120,235
Equity	107,111			93,447

Total liabilities and equity	$1,595,009			$1,213,682

Net interest income before provision for loan losses		$80,201			$51,620

Net interest rate spread(3)			6.86%			5.77%
Net interest margin(4)			6.94%			5.87%
Ratio of interest earning assets to interest bearing liabilities			104%			106%

(1)	The table above excludes average assets and liabilities of our insurance premium finance operations, as interest income and interest expense associated with the insurance premium finance business are reported as discontinued operations in the consolidated statements of operations. Allocated assets and liabilities for 2004 and 2003 are shown below.

	Quarter Ended September 30,
(In thousands)	2004	2003
Average assets of continuing operations	$1,597,953	$1,215,412
Average IPF loans of discontinued operations	38,772	37,936

Total average assets	1,636,725	1,253,348

Average liabilities and equity of continuing operations	1,597,953	1,215,412
Average deposits allocated to discontinued operations	38,772	37,936

Total average liabilities and equity	$1,636,725	$1,253,348

(2)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans. Yield includes accrued discount.

(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

General

For the three months ended September 30, 2004, the Company reported income of $7.0 million or $0.39 per diluted share; an increase of $4.7 million from $2.3 million or $.13 per diluted share for the three months ended September 30, 2003.

The increase in net income was due primarily to the sale of the deposits of the Bank’s retail branches and brokered CD portfolio which resulted in a net gain of $3.1 million, net of tax, and a $9.4 million increase in net interest margin, partially offset by a $1.0 million increase in provision for loan losses, a $3.2 million increase in non interest expenses and a corresponding $4.2 million increase in income taxes.

Automobile contracts purchased, including unearned finance charges, increased $31.3 million to $145.4 million from $114.1 million for the three months ended September 30, 2003, as a result of our planned growth in the automobile finance business.

Interest Income

Interest income increased to $36.0 million from $25.1 million for the three months ended September 30, 2003, due primarily to a $161.1 million increase in average interest earning assets and a 2.08% increase in yield on earning assets. The largest growth component in average interest earning assets was in automobile installment contracts, which increased by $101.0 million. The increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The increase in interest income was due primarily to the increase in auto contracts outstanding and an increased yield on auto contracts. Average auto contracts increased $101.0 million to $444.6 million from $343.6 million. The average net yield on auto contracts increased to 27.38% from 24.88% for the three-month period ended September 30, 2004 and 2003 respectively. The increase in yield on auto contracts resulted from the previously announced change in accounting method so that discounts on auto contracts purchased are now accreted into interest income rather than contributed to allowance for loan losses as under the old method.

Interest Expense

Interest expense increased to $7.0 million for the three months ended September 30, 2004 from $5.5 million for the three months ended September 30, 2003, due to a $159.3 million increase in average interest bearing liabilities and a general increase in market interest rates. The largest components of average interest bearing liabilities were deposits of $448.2 million and repurchase agreements of $944.3 million. Average repurchase agreements increased to $944.3 million from $855.5 million for the three months ended of September 30, 2003 as a result of a corresponding increase in investment securities being funded by repurchase sources. The average cost of liabilities increased to 1.91% for the three months ended September 30, 2004 from 1.70% for the comparable period in 2003, generally as a result of an increase in market interest rates.

Provision and Allowance for Loan Losses

The provision for loan losses was $7.4 million for the three months ended September 30, 2004 compared to $6.4 million for the three months ended September 30, 2003. For further information about our allowance for loan losses, see “—Critical Accounting Policies – Allowance for Loan Losses.”

The total allowance for loan losses was $25.2 million at September 30, 2004 compared with $21.1 million at September 30, 2003, representing 5.01% of loans at September 30, 2004 and 6.88% at September 30, 2003. Additionally, unearned discounts on loans totaled $22.2 million at September 30, 2004 compared with $11.8 million at September 30, 2003, representing 4.41% of loans at September 30, 2003 compared with 2.84% of loans at September 30, 2003.

Annualized net charge-offs to average gross loans (prior to deduction for discounts and ALLL) were 4.88% for the three months ended September 30, 2004 compared with 5.70% for the three months ended September 30, 2003.

Non-interest Income

Non-interest income decreased to $403,000 from $426,000 for the three months ended September 30, 2003.

Non-interest Expense

Non-interest expense increased $5.3 million to $15.7 million from $10.4 million for the three months ended September 30, 2003. The major portion of the increase in non-interest expense was a loss in value of derivative contracts designed to reduce the risk of change in interest rates. We entered into derivative contracts to manage the risk associated with the time between the date the fixed rate securitization transaction is planned and the date the transaction is finally closed. We record a market valuation adjustment for our economic hedge and any subsequent payments paid or received on these derivatives as a current period expense or revenue. During the three months ended September 30, 2004, we recognized a loss on derivative instruments of $2.1 million, because the derivative transactions did not meet the requirements of the accounting literature to qualify for hedge accounting. We also recognized a $297,000 loss on derivative instruments during the three months ended June 30, 2004. There were no derivative instrument transactions in 2003 because our first securitization transaction was in 2004. The loss on derivative instruments was the result of a decline in the 1 year and 2 year forward LIBOR curves between the time we locked the effective rate and the date the transaction actually closed. The remaining increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business segment. During the last year, the Company expanded its automobile finance operations, resulting in an increase to 590 employees in 83 offices, as of September 30, 2004 from 564 employees in 78 offices, as of June 30, 2004.

Income Taxes

Income taxes increased $1.4 million to $2.7 million for the three months ended September 30, 2004 from $1.3 million for the three months ended September 30, 2003. This increase occurred as a result of a $3.2 million increase in income before income taxes and before discontinued operations between the two periods.

Comparison of Operating Results for the Nine Months Ended September 30, 2004 and September 30, 2003

General

For the nine months ended September 30, 2004, we reported income of $18.4 million or $1.02 per diluted share. This compares with income of $7.9 million or $0.46 per diluted share, for the comparable period a year ago.

The increase in net income was due primarily to the sale of the deposits of the Bank’s retail branches and the Bank’s brokered certificates of deposit portfolio which resulted in a net gain of $3.1 million, net of tax, and a $29.4 million increase in net interest income, partially offset by a $5.3 million increase in provision for loan losses, an $8.6 million increase in non interest expense and a corresponding $5.6 million increase in income taxes.

Automobile contracts purchased, including unearned finance charges, increased $104.5 million to $441.5 million for the nine months ended September 30, 2003 from $337.0 million for the nine months ended September 30, 2003, as a result of our planned growth in the auto finance business.

Interest Income

Interest income increased to $99.4 million from $66.9 million for the nine months ended September 30, 2003, due primarily to a $370.4 million increase in average interest earning assets and a .90% increase in yield on earning assets. The largest growth components in average interest earning assets were in investment securities, which increased by $270.4 million and automobile installment contracts, which increased by $100.0 million. The increase in auto contracts resulted from the purchase of additional dealer contracts in existing and new markets consistent with planned growth.

The increase in net interest margin was due primarily to an increase in auto contracts outstanding and an increased yield on auto contracts. Average auto contracts outstanding increased $100 million to $414.5 million from $314.5 million. The average net yield on auto contracts increased to 27.2% from 23.7% for the 9-month periods ended September 30, 2004 and 2003, respectively. The increase in yield on automobile contracts resulted from the previously announced change in accounting method so discounts on auto contracts purchased are now accreted into income rather than contributed to allowance for loan losses as under the previous method.

Interest Expense

Interest expense increased to $19.3 million from $16.0 million for the nine months ended September 30, 2003 due to a $371.0 million increase in average interest bearing liabilities, partially offset by a 0.19% decline in average cost of liabilities. The largest components of average interest bearing liabilities are Bank deposits, which increased to $511.1 million from an average balance of $471.2 million during the nine months ended September 30, 2003, and repurchase agreements, which increased to $985.2 million from $677.7 million for the nine months ended September 30, 2003. The average cost of liabilities decreased to 1.74% for the nine months ended September 30, 2004 from 1.97% for the comparable period in 2003 generally as a result of a decrease in market interest rates.

Provision and Allowance for Loan Losses

The provision for loan losses was $17.7 million for the nine months ended September 30, 2004 compared to $12.4 million for the nine months ending September 30, 2003. For further information about our allowance for loan losses, see “—Critical Accounting Policies – Allowance for Loan Losses.”

The total allowance for loan losses was $25.2 million at September 30, 2004 compared with $26.0 million at September 30, 2003, representing 5.23% of loans at September 30, 2004 and 6.35% at September 30, 2003. Additionally, unearned discounts on loans totaled $22.2 million at September 30, 2004 compared with $11.8 million at September 30, 2003, representing 4.41% of loans at September 30, 2003 compared with 2.81% of loans at September 30, 2003.

Annualized net charge-offs to average gross loans (prior to deduction for discounts and ALLL) were 5.13% for the nine months ended September 30, 2004 compared with 5.93% for the nine months ended September 30, 2003. The allowance for loan losses for 2003 was favorably impacted by the recovery of $537,000 from the State of California for refund of sales taxes on repossessed autos.

Non-interest Income

Non-interest income increased to $2.0 million from $1.4 million for the nine months ended September 30, 2003. The increase is result of increases in service charges and fees and other income.

Non-interest Expense

Non-interest expense increased $11.0 million to $40.4 million from $29.4 million for the nine months ended September 30, 2003. The major portion of the increase in non-interest expense was a loss in value of derivative contracts designed to reduce the risk of change in interest rates. We entered into derivative contracts to manage the risk associated with the time between the date the fixed rate securitization transaction is planned and the date the transaction is finally closed. We record a market valuation adjustment for our economic hedge and any subsequent payments paid or received on these derivatives as a current period expense or revenue, because the derivative transactions did not meet the requirements of the accounting literature to qualify for hedge accounting. During the nine months ended September 30, 2004, we recorded a loss on derivative instruments of $2.4 million. There were no derivative instrument transactions in 2003 because our first securitization transaction was in 2004. The loss on derivative instruments was the result of a decline in the 1 year and 2 year forward LIBOR curves between the time we locked the effective rate and the date the transaction actually closed. The remaining increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the auto finance business. During the last year, we expanded offices, as of September 30, 2004, from 440 employees in 65 offices, as of September 30, 2003.

Income Taxes

Income taxes increased $5.6 million; to $9.8 million for the nine months ended September 30, 2004 from $4.2 million for the nine months ended September 30, 2003. This increase occurred as a result of a $13.7 million increase in income before income taxes and discontinued operations between the two periods.

Comparison of Financial Condition at September 30, 2003 and December 31, 2002

Total assets decreased $108.8 million to $1,556.3 million, from $1,665.3 million at December 31, 2003. This decrease occurred primarily as a result of a $247.2 million decrease in the securities to $955.3 million, from $1,202.7 million at December 31, 2003, partially offset by a $103.7 million increase in loans to $503.4 million from $399.7 million at December 31, 2003.

Deposits decreased $414.1 million to $84.3 million from $498.4 million at December 31, 2003. During the 3 months ended September 30, 2004, the Company sold the deposits of the remaining three Retail bank branches totaling $213.5 million and broker originated deposits of $184.3 million.

Assets of discontinued operations, consisting of $39.3 million of net loans and $12.0 of Federal Home Loan Bank Stock at cost, decreased to $51.3 million at September 30, 2004 from $52.5 million, consisting of $41.0 million of net loans and $11.5 million of Federal Home Loan Bank Stock at cost, at December 31, 2003.

Repurchase agreements decreased $158.9 million to $893.3 million at September 30, 2004 from $1,052.2 million at December 31, 2003. The decrease was in LIBOR based floating rate borrowings used to fund LIBOR based floating rate securities.

During the three months ended September 30, 2004, the Company entered into its first securitization financing of its auto loans totaling $420 million. This transaction is treated as secured financing and there was no recognition of gain on sale. Also, the Company entered into a $200 million warehouse agreement through a commercial paper conduit from Deutsche Bank. The initial advance on this warehouse facility was $24.2 million. For further information see “Liquidity and Capital Resources”.

Liabilities of discontinued operations – deposits held for sale, decreased to $84.3 million at September 30, 2004 from $498.4 at December 31, 2003.

Shareholders’ equity increased to $115.8 million at September 30, 2004 from $97.9 million at December 31, 2003, primarily as a result of net income of $18.4 million during the nine months ended September 30, 2004.

Management of Interest Rate Risk

The principal objective of our interest rate risk management program is to evaluate the interest rate risk inherent in our business activities, determine the level of appropriate risk given our operating environment, capital and liquidity requirements and performance objectives and manage the risk consistent with guidelines approved by our Board of Directors. Through such management, we seek to reduce the exposure of its operations to changes in interest rates. Our Board of Directors reviews on a quarterly basis the asset/liability position, including simulation of the effect on capital of various interest rate scenarios.

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

At June 30, 2004, the most recent date for which the relevant NPV model is available, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was 51 basis points and would result in a $10 million increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -53 basis points and would result in a $10 million decrease in the NPV of the Bank.

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

The following table shows the NPV and projected change in the NPV of the Bank at June 30, 2004 assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points (“bp”).

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
		(Dollars in thousands)
+300 bp	$139,981	$(15,430)	-9.93%	8.25%	-79 bp
+200 bp	145,115	(10,295)	-6.63%	8.52%	-53 bp
+100 bp	150,257	(5,154)	-3.32%	9.78%	-26 bp
0 bp	155,411	—	—	9.04%	—
-100 bp	160,590	5,180	3.33%	9.30%	26 bp
-200 bp	165,531	10,120	6.51%	9.55%	51 bp
-300 bp	170,134	14,723	9.78%	9.78%	74 bp

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we may enter into various hedge agreements prior to closing the transaction. We enter into forward agreements in order to hedge our future interest payments on our notes payable on automobile secured financing. The market value of these hedge agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the hedge transaction. Gains and losses on these agreements are recorded in accumulated other comprehensive income (loss), net of tax, on our Consolidated Statements of Financial Condition. Any ineffective portion is recognized in interest expense during that period if the hedge is greater than 100% effective. Upon completion of the securitization transaction, the gains or losses are amortized on a level yield basis over the duration of the notes issued. These hedge instruments are settled daily, and therefore, there are no related financial instruments recorded on the consolidated statements of financial condition. Credit risk related to these hedge instruments is minimal.

Management monitors our hedging activities to ensure that the value of hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk. The amount and timing of hedging transactions are determined by our senior management based upon the monitoring activities of management.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Historically, our primary source of funds have been deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. However, during this quarter we have shifted the funding source of our automobile finance business primarily to warehouse credit lines and securitizations. We still have a small portfolio of Bank deposits and FHLB advances. However, we plan to have the Bank exit its federal thrift charter, at which point, we will no longer rely on insured deposits of the Bank or FHLB advances as a funding source.

Our primary uses of cash include:

•	acquisition of automobile contracts,

•	securitization costs,

•	operating expenses, and

•	interest expense.

The capital resources available to us include:

•	interest income on automobile contracts,

•	servicing fees that we earn for under the automobile securitizations,

•	releases from the spread account relating to the securitization,

•	automobile loan securitization proceeds,

•	borrowings under our credit facilities,

•	commercial repurchase agreements, and

•	our securities portfolio.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in origination and servicing capabilities and ongoing operations.

Securitizations

We completed one securitization transaction in the third quarter of 2004. This transaction is structured as an on-balance sheet transaction, recorded as secured financing. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We had developed a securitization program that involves selling interests in pools of our auto contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Business Risks”. The table below provides information about the outstanding trust assets and liabilities as of September 30, 2004.

(In thousands)	September 30, 2004
Total assets	$467,667
Total liabilities	$420,000

In its securitization we sold our automobile contracts to a newly formed owner trust, which issued notes. The net proceeds of the securitization were used to fund the sale of the Bank’s deposit liabilities.

To improve the level of profitability from the sale of securitized automobile contracts, we arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement was in the form of a financial guaranty insurance policy insuring the payment of principal and interest due on the asset-backed securities. The policy was issued by AMBAC Insurance Corporation.

Warehouse Facility

As of September 30, 2004 we were party to one warehouse facility. We have a warehouse facility of $200 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

Other Sources of Funds

The collection of principal and interest from contracts originated and securitized and the release of cash from the securitization spread account is another source of significant funds for us. Pursuant to the securitization, we receive cash released from the trustee from the spread account on the securitization once the spread account reaches a predetermined funding level. The amount released from the spread account represents the return of the initial deposits to such accounts as well as the release of the excess spread on the securitized contract.

For future securitizations, collections of principal and interest may be deposited into collection accounts established in connection with the securitization. We may receive access to the amounts deposited into collection accounts and amounts held in the spread account for these securitizations. We would use the amounts received in our daily operations, although delinquency or charge off rates in a securitization that exceeds established triggers, will require that amounts being held in spread accounts increase.

Deposits

We have deposits remaining in the Bank of $84.3 million. These deposits are under contract for sale and are expected to close before December 31, 2004 or during the first quarter of 2005. Accordingly, we will no longer have access to deposits to fund our operations.

The following table sets forth the balances and rates paid on each category of deposits for the dates indicated.

	September 30, 2004		December 31,
			2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$1,052	1.03%	$72,990	1.45%	$52,911	1.72%
Checking accounts	—	—%	19,331	0.71%	16,854	1.00%
Certificates of deposit
Under $100,000	38,825	2.80%	310,535	3.00%	314,130	3.63%
$100,000 and over	44,392	2.53%	95,533	2.53%	84,563	3.13%

Total	$84,269	2.64%	$498,389	2.59%	$468,458	3.23%

The following table sets forth the time remaining until maturity for all CDs at September 30, 2004, December 31, 2003 and 2002.

	September 30, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Maturity within one year	$51,405	$184,292	$185,295
Maturity within two years	24,462	86,812	58,852
Maturity within three years	5,853	79,332	41,628
Maturity over three years	1,488	55,632	112,918

Total certificates of deposit	$83,217	$406,068	$398,693

Capital Requirements

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with tangible capital of $67.6 million, or 11.19% of total adjusted assets, which is above the required level of $9.1 million, or 1.5%; core capital of $67.6 million, or 11.19% of total adjusted assets, which is above the required level of $18.1 million, or 3.0%; and risk-based capital of $74.7 million, or 13.56% of risk-weighted assets, which is above the required level of $44.1 million, or 8.0%.

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations.

Through the Bank, we can obtain advances from the FHLB, collateralized by its securities and enter into repurchase agreements utilizing its securities. When we exit the thrift charter, we will no longer have access to the FHLB advances.

The following table sets forth certain information regarding our short-term borrowed funds (consisting of automobile securitizations, warehouse facilities, FHLB advances and repurchase agreements) at or for the periods ended on the dates indicated.

	Nine Months ended September 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Auto loan securitizations
Maximum month-end balance	$420,000	$—	$—
Balance at end of period	420,000	—	—
Average balance for period	14,000	—	—
Weighted average interest rate on balance at end of period	2.73%	—%	—%
Weighted average interest rate on average balance for period	2.73%	—%	—%
Auto loan warehouse facility
Maximum month-end balance	$24,247	$—	$—
Balance at end of period	24,247	—	—
Average balance for period	270	—	—
Weighted average interest rate on balance at end of period	2.48%	—%	—%
Weighted average interest rate on average balance for period	2.48%	—%	—%
FHLB advances
Maximum month-end balance	$—	$—	$130,000
Balance at end of period	—	—	—
Average balance for period	—	—	38,974
Weighted average interest rate on balance at end of period	—%	—%	—%
Weighted average interest rate on average balance for period	—%	—%	2.11%
Repurchase agreements
Maximum month end balance	$923,404	$1,052,205	$410,234
Balance at end of period	893,252	1,052,205	388,624
Average balance for period	985,167	755,755	260,139
Weighted average interest rate on balance at end of period	1.79%	1.14%	1.40%
Weighted average interest rate on average balance for period	1.25%	1.20%	1.79%

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2004.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Deposits	$52,457	$30,324	$1,488	$—	$84,269
Repurchase agreements	893,252	—	—	—	893,252
Securitizations	189,764	191,917	38,319	—	420,000
Warehouse facility	24,247	—	—	—	24,247
Operating lease obligations	3,372	4,535	1,806	—	9,713
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$1,164,092	$226,776	$41,613	$10,310	$1,442,791

The obligations are categorized by their contractual due dates, except securitizations which are categorized by projected principal payments on underlying loans. Certain deposit accounts have no stated maturity but have been presented here as maturing in less than one year therefore; the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio.

At September 30, 2004, our portfolio of loans held for investment constituted $455.4 million, or 29% of our total assets.

The following table sets forth the composition of the Company’s loan portfolio at the dates indicated.

(Dollars in thousands)	September 31, 2004	December 31, 2003	December 31, 2002
Consumer Loans
Automobile installment contracts	$507,920	$405,085	$293,440
Other consumer loans	6	49	80

Total consumer loans	507,926	405,134	293,520

Total loans	507,926	405,134	293,520
Unearned discounts	(22,179)	(14,368)	—
Unearned finance charges	(4,534)	(5,385)	(3.490)
Allowance for loan losses	(25,184)	(24,982)	(27,780)

Total loans, net	$456,029	$360,399	$262,330

Loan Maturities

The following table sets forth the dollar amount of loans maturing in our loan portfolio at September 30, 2004 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses. All loans have a fixed rate of interest.

(Dollars in thousands)	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
Consumer loans	10,023	156,981	327,743	13,179	507,926

Total	$10,023	$156,981	$347,743	$13,179	$507,926

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. For more information see “—Critical Accounting Policies – Allowance for Loan Losses.”

The total allowance for loan losses was $25.2 million at September 30, 2004 compared with $26.0 million at September 30, 2003, representing 5.23% of loans at September 30, 2004 and 6.35% at September 30, 2003. Additionally, unearned discounts on loans totaled $22.2 million at September 30, 2004 compared with $11.8 million at September 30, 2003, representing 4.41% of loans at September 30, 2004 compared with 2.81% of loans at September 30, 2003.

Periodically, management reviews the level of allowance for loan losses to determine adequacy. The determination of the adequacy of the allowance for loan losses is based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors.

Our management uses its best judgment in providing for possible loan losses and establishing allowances for loan losses. However, the allowance is an estimate, which is inherently uncertain and depends on the outcome of future events.

The following table sets forth the remaining balances of loans held for investment that were more than 30 days delinquent at September 30, 2004, December 31, 2003 and 2002.

			(As Restated)		(As Restated)
Loan Delinquencies	September 30, 2004	% of Total Loans	December 31, 2003	% of Total Loans	December 31, 2002	% of Total Loans
	(Dollars in thousands)
30 to 59 days		$2,219.3%	$2,015	0.5%	$1,317	0.5%
60 to 89 days		731.1%	675	0.2%	581	0.2%
90+ days		485.1%	390	0.1%	251	0.1%

Total		$3,435.5%	$3,080	0.8%	$2,149	0.8%

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

The only nonaccrual loans held for investment at September 30, 2004 are loans in the portfolio of the insurance premium finance business, which was discontinued this quarter.

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the period indicated.

	At or For the Nine Months Ended September 30, 2004	At or For the Year Ended December 31,
		2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$24,982	$27,586	$16,965
Provision for loan losses	17,656	17,963	5,269
Charge-offs	(18,624)	(22,374)	(17,927)
Recoveries	1,174	1,807	866

Net charge-offs	(17,450)	(20,567)	(17,061)
Acquisition discounts allocated to loss allowance	—	—	22,413

Balance at end of period	$25,188	$24,982	$27,586

Annualized net charge-offs to average gross loans (prior to deduction for discounts and ALLL)	5.13%	5.82%	6.71%
Ending allowance to period end loans	5.19%	6.39%	9.46%

Cash Equivalents and Securities Portfolio

Our cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of our short-term investments and securities portfolios as of the dates indicated.

	September 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$18,527	$5,833	$3,590
U.S. agency securities	63,894	105,277	288,193
U. S. mortgage backed securities	890,036	1,097,167	315,075

Total	$953,930	$1,208,277	$606,858

Weighted average yield at end of period
Overnight deposits	1.72%	0.55%	0.69%
U.S. agency securities	1.61%	1.29%	2.10%
U.S. mortgage backed securities	2.36%	1.66%	2.43%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	34 months	36 months	55 months
U.S. mortgage backed securities	320 months	313 months	286 months

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk.”

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the quarter ended September 30, 2004, UPFC had evaluated the effectiveness of the design and operation of its disclosure controls and procedures. This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Subsequent to the quarter ended September 30, 2004, as part of our ongoing analysis and review of internal controls over financial reporting for Sarbanes-Oxley compliance, management discovered that, due to a 1998 programming error in the Company’s computer-based accounting systems, the systems have failed to properly reverse accrued interest on certain charged off accounts since 1998. Additionally, we have reflected all market adjustments in the values of our derivative instruments used to limit interest rate risk in ordinary expense and adjusted the amortization of our capitalized asset against interest income to more closely reflect the level yield method of interest calculation. Consequently, this led to a decision to restate our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged off accounts. For a further description of this restatement see “Note 2. Restatements of Consolidated Financial Statements” in this 10-Q. We intend to file restated consolidated financial statements as soon as possible.

Prior to this development, during the quarter ended September 30, 2004, as part of our ongoing analysis of our internal controls over financial reporting and in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, management discovered and corrected an error in the application the individual pool methodology utilized for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors in the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. As a result, we determined that an additional provision for loan losses in the amount of $4,869,000 was required for 2002, which, in turn affected the provisions required for 2003 and 2004. Management also determined to correct the computation of earnings per share and made a reclassification of a gain on sale of residual interest as discontinued operations. A further description about these restatements is included in Amendment No. 1 on Form 10-K/A, which we filed on September 3, 2004, under “Note 2. Restatements of Consolidated Financial Statements” to our Notes to Consolidated Financial Statements in the Amendment No. 1 on Form 10-K/A.

We discussed these errors as we identified them with our current independent auditors and our former independent auditors. As we have identified these errors, we have noted material weaknesses in our internal controls as defined under interim standards adopted by the PCAOB. Under these standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our former independent auditors, KPMG LLP, advised us that in connection with its audit for the two most recent fiscal years and through September 24, 2004, it had noted certain material weaknesses in the Company’s internal financial reporting and accounting controls. The material weaknesses identified include the following:

•	Processes for determining the adequacy of the allowance for loan losses. Our individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses was not sufficient to identify, on a timely basis, the additional provisions required to compensate for allowance shortfalls on an individual pool basis. In addition, the documentation of the systematic methodology for measuring loan losses and evaluating the appropriateness of the allowance for loan losses should be considered with the principles set forth in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102.

•	Resources in Financial Reporting and Accounting Departments. Inadequate monitoring over financial accounting standards that have been implemented and inadequate controls to appropriately interpret and implement financial accounting standards in accordance with generally accepted accounting principles

As a result of the findings described above, we have implemented the following actions:

•	We have discussed the issues with our Audit Committee and outside auditors in order thoroughly understand the situation.

•	We established additional provision for loan losses for 2002.

•	We have adopted and will continue to evaluate and enhance steps to formalize the process for determining the allowance for loan losses on a consistent basis, including establishing review and monitoring mechanisms for verifying the validity of the underlying data used in arriving at the allowance need, and evaluating, on an ongoing basis, the documentation of its methodology, consistent with applicable accounting principles, including SEC Staff Accounting Bulletin No. 102.

•	We corrected the programming error and verified that our computer accounting systems will properly account for the interest accruals on charged-off loans going forward.

•	We are adopting processes to implement appropriate oversight of computational accounting systems, including establishing review and monitoring mechanisms for verifying the validity of the underlying data generated by computational accounting systems.

•	We have determined that the errors indicate the need for enhanced internal controls in the financial reporting function. To address this need we have evaluated and will continue to evaluate on an ongoing basis and have taken actions to enhance the monitoring over financial accounting standards implemented by us, and to appropriately interpret and implement financial accounting standards in accordance with accounting principles generally accepted in the United States.

•	We have evaluated and will continue to evaluate on an ongoing basis the need for additional resources in the financial reporting and accounting functions in order to ensure that the resources of those functions are sufficient to provide necessary internal control.

•	We have implemented procedures for all changes in values of derivative instruments to be included in ordinary income or expense.

•	We have implemented quarterly evaluation on the amortization of our capitalized asset to reflect the level yield method of interest calculation.

•	We have employed additional support personnel, including a controller with appropriate financial reporting background, to allow existing resources in the our financial reporting and accounting functions to perform the enhanced internal control activities described above and are currently in the process of further accounting staffing.

•	We are consistently reviewing accounting literature and other technical materials with the Company’s auditor to ensure that the appropriate personnel have a full awareness and understanding of applicable accounting pronouncements and how they are implemented.

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC and to implement appropriate control activities.

We believe that our disclosure controls and procedures have improved due to the scrutiny of such matters by our management and Audit Committee. Therefore, the Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are now effective. However, we note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

As of November 15, 2004, we have re-evaluated the effectiveness of the design of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, has concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed summarized and reported within time periods specified in SEC rules and forms. We have not yet evaluated (tested) the operating effectiveness of such controls.

(b) Changes in Internal Controls

During the quarter ended September 30, 2004, there have been changes in our internal controls over financial reporting that has materially affected, and are reasonably likely to materially affect, these controls. During the quarter ended September 30, 2004, we revised the methodology for determining the adequacy of our allowance for loan losses and the related provisions for loan losses. We also began implementing changes described above. These actions have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Subsequent to the quarter ended September 30, 2004, we adopted processes to implement appropriate oversight of computational accounting systems after management discovered that, due to a programming error in our computer-based accounting systems, the systems have failed to properly reverse accrued interest on certain charged off accounts. We implemented procedures for all changes in values of derivative instruments to be included in ordinary income or expense and for a quarterly evaluation on the amortization of our capitalized asset to reflect the level yield method of interest calculation. We also began implementing changes described above. When fully implemented, we will test the operating effectiveness of such controls, as performed, in the normal course of business.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a) List of Exhibits

Exhibit No.	Description

2.2	Plan of Voluntary Liquidation and Dissolution of Pan American Bank FSB dated July 28, 2004.

4.6	Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004 by and between United PanAm Financial Corp., BVG West Corp., and Pan American Financial, L.P.(1)

4.7	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company.(2)

4.8	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas. (2)

10.116	Sale Agreement dated August 31, 2004 between United Auto Credit Corporation and UPFC Auto Receivables Corp. (2)

10.117	Purchase Agreement dated August 31, 2004 between UPFC Auto Receivables Corp. and ACE Securities Corp. (2)

10.118	Insurance and Indemnity Agreement dated September 22, 2004 among United Auto Credit Corporation, UPFC Auto receivable Corp., Ambac Assurance Corporation, ACE Securities Corp. and UPFC Auto Receivables Trust 2004-A. (2)

10.119	Spread Account Agreement dated September 22, 2004 among UPFC Auto Receivables Trust 2004-A, Ambac Assurance Corporation and Deutsche Bank Trust Company Americas. (2)

10.120	Sale and Servicing Agreement dated August 31, 2004 among UPFC Auto Receivables Trust 2004-A, ACE Securities Corp. and United Auto Credit Corporation. (2)

10.121	Receivables Financing Agreement dated September 23, 2004 among UPFC Funding Corp., United Auto Credit Corporation and United PanAm Financial Corp.

10.122	Sale and Servicing Agreement dated September 1, 2004 among UPFC Funding Corp., United Auto Credit Corporation, United PanAm Financial Corp., certain noncommitted and committed lenders, agents for lenders groups, Centerone Financial Services LLC and Deutsche Bank Trust Company Americas.

10.123	Branch Purchase and Assumption Agreement by and between Pan American Bank, FSB and Guaranty Bank dated as of July 1, 2004.

10.124	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office by and among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp dated July 2, 2004.

10.125	Brokered Deposit Purchase and Assumption Agreement dated as of July 15, 2004 among EverBank, Pan American Bank FSB and United PanAm Financial Corp.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated herein by reference from Exhibits to Form 8-K filed on October 5, 2004.

(2)	Incorporated herein by reference from Exhibits to Form 8-K/A filed on October 28, 2004.

(b) Reports on Form 8-K

Filing Date	Description
July 9, 2004	Announced appointment of Chief Executive Officer and announced that the Company intends to sell their branches.

July 29, 2004	Filed a press release announcing the quarterly earnings for the period ended June 30, 2004.

August 16, 2004	Announced that the Company intends to restate its financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods.

August 20, 2004	Announced that the Bank has signed a definitive agreement to sell certain certificates of deposit booked by the Bank through the internet.

August 24, 2004	Filed a press release about timing of filing of the Company’s quarterly report for the quarter ended June 30, 2004.

August 30, 2004	Filed a press release stating that, as a result of the delayed filing of the Company’s quarterly report for the quarter ended June 30, 2004, the Company received a Nasadaq Staff Determination that the Company failed to comply with requirements for continued listing on Nasdaq.

September 7, 2004	Filed a press release stating that the Company had filed its quarterly report for the quarter ended June 30, 2004.

September 16, 2004	Announced that the Company had regained compliance with the continued listing requirements with the Nasdaq National Market as a result of filing its quarterly report for the quarter ended June 30, 2004.

September 21, 2004	Filed a press release announcing the pricing of a $420 million offering of automobile receivable backed securities.

September 28, 2004	Filed a press release announcing the closing of a $420 million offering of automobile receivable backed securities.

September 30, 2004	Announced the closing of a $200 million automobile finance warehouse facility and the entry into material definitive agreements.

September 30, 2004	Announced the completion of the sale of all three branches of the Bank. Announced the completion of the sale of certain brokered certificates of deposit.

September 30, 2004	Announced that the Company’s client-auditor relationship with KPMG LLP, its independent auditors, has ceased.

October 5, 2004	Filed a press release announcing that the Company had selected Stonefield Josephson, Inc. as its new independent auditors.

October 5, 2004	Announced that the Company had entered into an Amended and Restated Registration rights Agreement on September 29, 2004 by and among the Company, BVG West Corp and Pan American Financial, L.P.

October 21, 2004	Announced that the Company would not proceed with the client-auditor relationship with Stonefield Josephson, Inc. and announced that the Company had selected Grobstein, Horwath & Company LLP as its new independent auditors.

October 28, 2004	Filed an Amended 8-K/A announcing entry into material definitive agreements in connection with $420 million offering of automobile receivable backed securities.

November 5, 2004	Filed a press release announcing initial internal control findings and its intention to restate its financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods.

November 12, 2004	Announced that the Bank had signed a definitive agreement dated November 11, 2004 to sell certain certificates of deposit booked by the Bank through the internet to Geauga Savings Bank.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: November 18, 2004	/s/ Ray Thousand
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 18, 2004	/s/ Garland W. Koch
Garland W. Koch
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)