Form 10-Q/A
period 2004-09-30
UNITED PAN AM FINANCIAL CORP
filed 2004-11-26
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

SEPTEMBER 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 reflects various changes throughout the document to clarify that that the consolidated financial statements as of and for the periods ended December 31, 2001, 2002 and 2003 are unaudited, and remain subject to audit, and that consolidated financial statements as of and for the quarterly interim periods ended prior to September 30, 2004 have not been reviewed, and remain subject to review. Accordingly, we have added clarifying language to the following: (a) financial statements throughout this document to reflect that the statements are unaudited or unreviewed, (b) “Note 2. Restatements” and (c) “Item 4. Controls and Procedures.”

The consolidated financial statements in this document include a restatement as previously filed on our original Form 10-Q for the quarter ended September 30, 2004 of our consolidated financial condition, results of operations and cash flows. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	The correction of the impact of unreversed accrued interest of certain charged off accounts. As part of our analysis of internal controls over financial reporting, management discovered that due to a 1998 programming error in our computer-based accounting system, the system has failed to properly reverse accrued interest on certain charged off accounts since 1998. Consequently, we are restating our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest of these charged off accounts. Management has subsequently corrected the programming error and has verified that the system will properly account for interest accruals on charged-off loans going forward. The impact of correcting this unreversed accrued interest will be a reduction in net income after tax for each of the periods of $398,000 for the year ended December 31, 2001, $700,000 for the year ended December 31, 2002, $1,084,000 for the year ended December 31, 2003, $336,000 for the three months ended March 31, 2004 and $312,000 for the three months ended June 30, 2004. The impact for the years prior to 2001 will be an aggregate reduction in retained earnings of $262,000. The restatements for year end periods remain subject to audit and other periods remain subject to review.

•	The correction of our accounting for the change in value of our derivative instruments used to limit interest rate risk. Upon review, we now believe that the documentation of our cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of hedge ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that our derivative instruments did not qualify for hedge accounting. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six month then ended, resulting in a total after tax reduction of income of $177,000 for derivative valuations. This restatement remains subject to review.

•	The correction of the amortization of our capitalized asset against interest income. Upon review, we have reduced the amount of this asset that was amortized against interest income in 2004 to more closely reflect the proper level yield amortization method. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six months then ended and as of March 31, 2004 and the three months then ended, resulting in a total tax increase of income of $201,000 for increased interest income. These restatements remain subject to review. Management has implement procedures for the quarterly verification of proper amortization going forward.

The consolidated financial statements in this document include corrections and restatements as previously filed on our original Form 10-Q for the quarter ended September 30, 2004 of the following financial statements:

(a) unreviewed consolidated statements of financial condition as of June 30, 2004 and March 31, 2004 and unaudited consolidated statements of financial condition as of December 31, 2003, 2002 and 2001;

(b) unreviewed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and unaudited consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001;

(c) unreviewed comprehensive income for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and unaudited comprehensive income for the years ended December 31, 2003, 2002 and 2001 and

(d) unreviewed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the nine months ended September 30, 2003 and unaudited consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

For a more detailed description of the statements and reclassification, see “Note 2. Restatements” to the accompanying notes to the consolidated financial statements in this Amendment No. 1 on Form 10-Q/A.

The consolidated financial statements in this document include a restatement as previously filed on our original 10-Q for the quarter ended September 30, 2004 of our consolidated financial condition, results of operations and cash flows. The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

This document contains restatements that were previously filed on our original Form 10-Q for the quarter ended September 30, 2004 of certain financial information for the year ended December 31, 2003 (which remains subject to audit) and for the three and nine months ended September 30, 2004 set forth in Item 1. “Consolidated Financial Statements” and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of Part I. We will file, as soon as practicable, a second amended Annual Report on Form 10-K/A for the year ended December 31, 2003, which will contain restated financial statements for the years ended December 31, 2003, 2002 and 2001 and the relevant quarterly periods and a second amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 which will contain restated financial statements for March 31, 2004 and 2003 and June 30, 2004 and 2003. It is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. It should be noted that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. We intend that all restated financial statements will be included in the second amended annual report on Form 10-K/A for the year ended December 31, 2003 or in the amended quarterly reports for subsequent interim periods. Accordingly, we will not amend any other Annual Reports on Form 10-K for fiscal years prior to December 31, 2003 or Quarterly Reports on Form 10-Q for quarterly periods prior to the quarter ended June 30, 2004 to include restated financials, but may amend such reports to put investors on notice about where to locate the restated financial statements for the applicable periods.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

SEPTEMBER 30, 2004

INDEX

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Statements of Financial Condition as of September 30, 2004 and December 31, 2003 (unaudited, restated)	1

	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited, unreviewed and restated)	2

	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited, unreviewed and restated)	3

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 (unaudited) and September 30, 2003 (unaudited, unreviewed and restated)	4

	Notes to Consolidated Financial Statements (unaudited, unreviewed and restated)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4.	Controls & Procedures	45

PART II.	OTHER INFORMATION	48

Item 1.	Legal Proceedings	48

Item 2.	Changes in Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	48

Item 4.	Submission of Matters to a Vote of Security Holders	48

Item 5.	Other Information	48

Item 6.	Exhibits and Reports on Form 8-K	48

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands)	September 30, 2004	December 31, 2003
		(As Restated)
Assets
Cash and due from banks	$12,467	$8,376
Short term investments	18,527	5,833

Cash and cash equivalents	30,994	14,209
Restricted cash	9,333	—
Securities available for sale, at fair value	953,930	1,202,444
Loans	503,396	399,749
Less unearned discount	(22,179)	(14,368)
Less allowance for loan losses	(25,188)	(24,982)

Loans, net	456,029	360,399
Premises and equipment, net	3,307	3,163
Accrued interest receivable	6,772	5,893
Other assets	44,627	26,621
Assets of discontinued operations	51,344	52,535

Total assets	$1,556,336	$1,665,264

Liabilities and Shareholders’ Equity
Warehouse line of credit	$24,247	$—
Securities notes payable	420,000	—
Repurchase agreements	893,252	1,052,205
Accrued expenses and other liabilities	8,504	6,795
Subordinated debenture	10,310	10,000
Liabilities of discontinued operations – deposits held for sale	84,269	498,389

Total liabilities	1,440,582	1,567,389

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 16,174,565 at September 30, 2004 and 16,100,204 at December 31, 2003	66,768	66,109
Retained earnings	50,035	31,637
Accumulated other comprehensive income, net of tax	(1,049)	129

Total shareholders’ equity	115,754	97,875

Total liabilities and shareholders’ equity	$1,556,336	$1,665,264

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

(In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unreviewed) (As Restated)		(Unreviewed) (As Restated)
Interest Income
Loans	$29,641	$21,106	$84,400	$55,029
Short term investments	6,358	4,009	15,042	11,839

Total interest income	35,999	25,115	99,442	66,868

Interest Expense
Deposits	2,895	3,095	9,304	9,779
Interest expense-securitization/warehouse credit line	291	—	291	—
Repurchase agreements	3,644	2,409	9,294	6,266
Subordinated debenture	123	—	352	—

Total interest expense	6,953	5,504	19,241	16,045

Net interest income	29,046	19,611	80,201	50,823
Provision for loan losses	7,383	6,373	17,686	12,391

Net interest income after provision for loan losses	21,663	13,238	62,515	38,432

Non-interest Income
Service charges and fees	96	73	339	16
Loan related charges and fees	78	70	693	651
Gain on sale of securities	160	87	241	231
Other income	69	196	690	540

Total non-interest income	403	426	1,963	1,438

Non-interest Expense
Compensation and benefits	8,547	6,647	24,016	18,913
Occupancy	1,368	1,122	3,897	3,250
Market loss-derivative instruments	2,071	—	2,368	—
Other	3,665	2,631	10,087	7,264

Total non-interest expense	15,651	10,400	40,368	29,427

Income before income taxes and discontinued operations	6,415	3,264	24,110	10,443
Income taxes on continuing operations	2,654	1,337	9,800	4,227

Net income before discontinued operations	3,761	1,927	14,310	6,216
Income from discontinued operations, net of taxes	3,260	402	4,088	1,730

Net Income	$7,021	$2,329	$18,398	$7,946

Earnings per share-basic:
Net income before discontinued operations	$0.23	$0.12	$0.89	$0.39
Discontinued operations	$0.20	$0.03	$0.25	$0.11

Net Income	$0.43	$0.15	$1.14	$0.50
Weighted average shares outstanding	16,168	15,892	16,146	15,879

Earnings per share-diluted:
Net income before discontinued operations	$0.21	$0.11	$0.80	$0.36
Discontinued operations	$0.18	$0.02	$0.22	$0.10

Net Income	$0.39	$0.13	$1.02	$0.46

Number of shares used in fully diluted calculations	18,022	17,936	18,012	17,420

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(Unreviewed) (As Restated)		(Unreviewed) (As Restated)
Net income	$7,021	$2,329	$18,398	$7,946
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities available for sale	1,568	(253)	(878)	(597)

Comprehensive income	$8,589	$2,076	$17,520	$7,349

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2004	2003
		(Unreviewed) (As Restated)
Cash Flows from Operating Activities
Net income	$14,310	$6,216
Adjustments to reconcile net income to net cash provided by operating activities of continuing operations:
Gain on sale of securities	(241)	(402)
Provision for loan losses	17,686	12,304
Depreciation and amortization	1,012	815
FHLB stock dividend	(485)	—
Loans held for sale	1,676	(5,113)
Accretion of discounts on loans	(9,157)	—
Decrease (increase) in accrued interest receivable and other assets	(17,712)	1,659
Decrease in deferred tax asset	—	2,774
Increase (decrease) in accrued expenses and other liabilities	1,409	(7,146)
Amortization of premiums (discounts) on securities	1,271	(100)

Net cash provided by operating activities of continuing operations	9,769	11,007
Net income from discontinued operations	4,088	1,730

Net cash provided by operating activities	13,857	12,737

Cash Flows from Investing Activities
Proceeds from maturities of investment securities	275,067	545,608
Purchase of investment securities	(452,617)	(1,039,924)
Proceeds from sales of securities	423,510	46,162
Originations and purchases, net of repayments, of non-mortgage loans	(104,159)	(91,041)
Purchase of premises and equipment	(1,156)	(1,099)
Proceeds from sale (purchase) of FHLB stock, net	—	(9,781)
Proceeds from warehouse credit line	24,247	—
Proceeds from securities payable note	420,000	—
Other	(9,333)	—

Net cash provided by (used in) investing activities	575,559	(550,075)

Cash Flows from Financing Activities
Issuance of common stock	132	171
Net (decrease) increase in deposits	(414,120)	8,508
Issuance of trust preferred stock	310	10,000
Proceeds, net of repayments, from repurchase agreements	(158,953)	539,061

Net cash provided by (used in) financing activities	(572,631)	557,740

Net increase in cash and cash equivalents	16,785	20,202
Cash and cash equivalents at beginning of period	14,209	13,554

Cash and cash equivalents at end of period	$30,994	$33,756

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows, Continued

(Unaudited)

(Dollars in thousands)	Nine Months Ended September 30,
	2004	2003
		(Unreviewed) (As Restated)
Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$20,824	$17,602

Income Taxes	$15,122	$8,765

Supplemental schedule of non-cash investing and financing activities:
Loans transferred to held for sale	$39,296	$40,972

See accompanying notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three and Nine Months Ended September 30, 2004 (Unaudited) and

2003 (Unaudited, Unreviewed and As Restated)

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

We will file, as soon as practicable, a consolidated second amended Annual Report on Form 10-K/A for the year ended December 31, 2003, which will contain restated consolidated financial statements for the years ended December, 31, 2003, 2002 and 2001 and the relevant quarterly periods and a second amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 (which will contain restated consolidated financial statements for the periods ended March 31, 2004 and 2003) and an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 (which will contain restated consolidated financial statements for the periods ended June 30, 2004 and 2003). The restatements were necessary to conform with accounting principles generally accepted in the United States of America (“GAAP”) and reflect the following:

•	The correction of the impact of unreversed accrued interest of certain charged off accounts. As part of our analysis of internal controls over financial reporting, management discovered that due to a 1998 programming error in our computer-based accounting system, the system has failed to properly reverse accrued interest on certain charged off accounts since 1998. Consequently, we are restating our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest of these charged off accounts. Management has subsequently corrected the programming error and has verified that the system will properly account for interest accruals on charged-off loans going forward. The impact of correcting this unreversed accrued interest will be a reduction in net income after tax for each of the periods of $398,000 for the year ended December 31, 2001, $700,000 for the year ended December 31, 2002, $1,084,000 for the year ended December 31, 2003, $336,000 for the three months ended March 31, 2004 and $312,000 for the three months ended June 30, 2004. The impact for the years prior to 2001 will be an aggregate reduction in retained earnings of $262,000.

•	The correction of our accounting for the change in value of our derivative instruments used to limit interest rate risk. Upon review, we now believe that the documentation of our cash flow hedge accounting relationships was deficient as to the specificity of the underlying hedged transaction in order to assess hedge effectiveness and measurement of hedge ineffectiveness as required by the stringent applicable accounting standards. As such, we made the determination that our derivative instruments did not qualify for hedge accounting. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six month then ended, resulting in a total after tax reduction of income of $177,000 for derivative valuations.

•	The correction of the amortization of our capitalized asset against interest income. Upon review, we have reduced the amount of this asset that was amortized against interest income in 2004 to more closely reflect the proper level yield amortization method. Consequently, we are restating our consolidated financial statements as of June 30, 2004 and the three and six months then ended and as of March 31, 2004 and the three months then ended., resulting in a total tax increase of income of $201,000 for increased interest income. Management has implement procedures for the quarterly verification of proper amortization going forward.

The consolidated financial statements in this document include corrections and restatements as previously filed on our original Form 10-Q for the quarter ended September 30, 2004 of the following financial statements:

(a) unreviewed consolidated financial statements of financial condition as of June 30, 2004 and March 31, 2004 and unaudited consolidated statements of financial condition as of December 31, 2003, 2002 and 2001;

(b) unreviewed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and unaudited consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001;

(c) unreviewed comprehensive income for the three and six months ended June 30, 2004 and 2003, for the three month ended March 31, 2004 and 2003, for the three and nine months ended September 30, 2003 and unaudited comprehensive income for the years ended December 31, 2003, 2002 and 2001 and

(d) unreviewed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, for the three months ended March 31, 2004 and 2003, for the nine months ended September 30, 2003 and unaudited consolidated statements of cash flows for the years ended December 31, 2003, 2002 and 2001.

Changes to Consolidated Statements of Financial Condition

(Dollars in thousands)

	As of March 31, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Loans	$478,574	$478,701
Loans, net	$436,004	$436,131
Accrued interest receivable	$10,732	$6,211
Other assets	$22,500	$24,193
Total Assets	$1,652,662	$1,649,961
Retained earnings	$39,776	$37,075
Total Shareholders’ Equity	$106,559	$103,858
Total Liabilities and Shareholders’ Equity	$1,652,662	$1,649,961

Changes to Consolidated Statements of Operations (Dollars in thousands, except per share data)

	Three Months Ended March 31, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Interest-Loans	$27,076	$26,639
Total interest income	$32,150	$31,713
Net interest income	$25,652	$25,315
Net interest income after provision for loan losses	$20,441	$20,004
Income from continuing operations before income taxes and discontinued operations	$9,558	$9,121
Income taxes	$3,861	$3,684
Net income	$5,697	$5,437
Comprehensive income	$6,045	$5,785
Earnings per share-basic:
Net income before discontinued operations	$0.35	$0.34
Discontinued operations	$—	$—
Net income	$0.35	$0.34
Earnings per share-diluted:
Net income before discontinued operations	$0.32	$0.30
Discontinued operations	$—	$—
Net income	$0.32	$0.30

Changes to Consolidated Statements of Cash Flows (Dollars in thousands)

	Three Months Ended March 31, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Net income	$5,697	$5,437
Decrease (increase) in accrued interest receivable	$(883)	$(318)
Decrease in other assets	$2,436	$2,558
Net cash provided by operating activities	$9,047	$9,174
Originations net of repayments of non-mortgage loans	$(37,358)	$(37,485)
Net cash provided by (used in) investing activities	$49,323	$49,196

Changes to Consolidated Statements of Financial Condition (Dollars in thousands)

	As of June 30, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Loans	$514,119	$514,456
Loans, net	$469,230	$469,567
Accrued interest receivable	$11,593	$6,549
Other assets	$28,305	$30,244
Total Assets	$1,668,665	$1,665,897
Accrued expenses and other liabilities	$6,590	$6,887
Total liabilities	$1,558,450	$1,558,747
Retained earnings	$46,079	$43,014
Total Shareholders’ Equity	$110,215	$107,150
Total Liabilities and Shareholders’ Equity	$1,668,665	$1,665,897

Changes to Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three months ended June 30, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Interest-Loans	$29,488	$29,175
Total interest income	$34,143	$33,830
Net interest income	$27,835	$27,522
Net interest income after provision for loan losses	$22,721	$22,408
Market loss – derivative instruments	$—	$297
Total non-interest expense	$12,720	$13,017
Income from continuing operations before income taxes and discontinued operations	$10,577	$9,967
Income taxes	$4,274	$4,028
Net Income	$6,303	$5,939
Comprehensive income	$3,509	$3,197
Earnings per share-basic:
Net income	$0.39	$0.37
Earnings per share-diluted:
Net income	$0.35	$0.33

Changes to Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Six Months Ended June 30, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Interest-Loans	$56,564	$55,814
Total interest income	$66,293	$65,543
Net interest income	$53,487	$52,737
Net interest income after provision for loan losses	$43,162	$42,612
Market loss-derivative instruments	$—	$297
Total non-interest expense	$24,882	$25,179
Income from continuing operations before income taxes and discontinued operations	$20,135	$19,088
Income taxes	$8,135	$7,712
Net income	$12,000	$11,376
Comprehensive Income	$9,554	$8,907
Earnings per share-basic:
Net income before discontinued operations	$0.74	$0.71
Net income	$0.74	$0.71
Earnings per share-diluted:
Net income before discontinued operations	$0.67	$0.63
Net income	$0.67	$0.63

Changes to Consolidated Statements of Cash Flows

(Dollars in thousands)

	Six Months Ended June 30, 2004
	Unaudited, Unreviewed, As Reported	Unaudited, Unreviewed, As Restated
Net income	$12,000	$11,376
Decrease (increase) in accrued interest receivable and other assets	$(8,594)	$(2,396)
Decrease (increase) in accrued expenses and other liabilities	$(205)	$92
Amortization of premiums on securities	$902	$931
Net cash provided by operating activities	$14,122	$14,459
Originations and purchases, net of repayments, of non-mortgage loans	$(72,621)	$(72,958)
Net cash provided by (used in) investing activities	$3,584	$3,247

Changes to Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands, except per share data)

	As of March 31, 2003		As of March 31, 2002		As of March 31, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$357,442	$352,166	$274,058	$271,503	—	—
Loans, net	$357,442	$352,166	$254,290	$251,735	$193,090	$191,956
Accrued interest receivable	$1,830	$4,532	$4,491	$5,807	$2,252	$2,911
Other assets	$18,455	$19,411	$14,750	$15,187	$15,529	$15,670
Total Assets	$1,191,109	$1,189,491	$737,482	$736,680	$497,318	$496,984
Retained earnings	$23,440	$21,822	$13,204	$12,402	$5,068	$4,734
Total Shareholders’ Equity	$89,025	$87,407	$77,020	$76,218	$71,006	$70,672
Total Liabilities and Shareholders’ Equity	$1,191,109	$1,189,491	$737,482	$736,680	$497,318	$496,984

Changes to Unaudited Consolidated Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$16,803	$16,637	$13,037	$12,804	$10,290	$10,172
Total interest income	$20,517	$20,081	$15,696	$15,463	$13,930	$13,812
Net interest income	$15,229	$14,793	$11,700	$11,467	$8,395	$8,277
Net interest income after provision for loan losses	$12,526	$12,090	$10,402	$10,169	$8,351	$8,233
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$3,701	$3,265	$2,889	$2,656	$2,529	$2,411
Income taxes	$1,497	$1,321	$1,078	$989	$985	$939
Income from continuing operations before cumulative effect of change in accounting principle	$2,204	$1,944	$1,811	$1,667	$1,544	$1,472
Net income	$2,636	$2,376	$1,917	$1,773	$1,544	$1,472
Comprehensive income	$2,372	$2,112	$1,354	$1,210	$1,689	$1,617
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.14	$0.12	$0.12	$0.10	$0.10	$0.09
Discontinued operations	$0.03	$0.03	—	—	—	—
Net income	$0.17	$0.15	$0.13	$0.11	$0.10	$0.09
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.13	$0.11	$0.11	$0.10	$0.10	$0.09
Discontinued operations	$0.02	$0.03	—	—	—	—
Net income	$.15	$0.14	$0.12	$0.11	$0.10	$0.09

Changes to Unaudited Consolidated Statements of Cash Flow

(Dollars in thousands)

	Three Months Ended March 31, 2003		Three Months Ended March 31, 2002		Three Months Ended March 31, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$2,636	$2,376	$1,917	$1,773	$1,544	$1,472
Decrease (increase) in accrued interest receivable	$50	$1,866	$(462)	$(229)	$(1,438)	$(1,320)
Decrease in other assets	$3,708	$3,359	$315	$404	$(1,460)	$(1,506)
Net cash provided by operating activities	$7,601	$8,808	$—	$—	$—	$—

Changes to Unaudited Consolidated Statements of Financial Condition

(Dollars in thousands)

	As of June 30, 2003		As of June 30, 2002		As of June 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$395,810	$389,308	$296,285	$293,175	—	—
Loans, net	$362,376	$355,874	$273,575	$270,465	$208,017	$206,655
Accrued interest receivable	$1,606	$5,169	$1,525	$3,163	$3,099	$3,859
Other assets	$19,959	$21,062	$10,805	$11,331	$14,205	$14,396
Total Assets	$1,344,491	$1,342,655	$795,726	$794,780	$597,795	$597,384
Retained earnings	$26,899	$25,063	$15,596	$14,650	$6,930	$6,519
Total Shareholders’ Equity	$92,465	$90,629	$79,667	$78,721	$74,402	$73,991
Total Liabilities and Shareholders’ Equity	$1,344,491	$1,342,655	$795,726	$794,780	$597,795	$597,384

Changes to Unaudited Consolidated

Statements of Operations

(Dollars in thousands, except per share data)

	Three Months Ended June 30, 2003		Three Months Ended June 30, 2002		Three Months Ended June 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest - loans	$19,973	$19,608	$14,081	$13,848	$11,057	$10,930
Total interest income	$24,089	$23,724	$17,205	$16,972	$14,525	$14,398
Net interest income	$18,284	$17,919	$12,768	$12,535	$9,289	$9,162
Net interest income after provision for loan losses	$15,108	$14,743	$11,646	$11,413	$9,165	$9,038
Income before income taxes	$5,783	$5,418	$3,954	$3,721	$3,052	$2,925
Income taxes	$2,324	$2,177	$1,562	$1,473	$1,190	$1,140
Net income	$3,459	$3,241	$2,392	$2,248	$1,862	$1,785
Comprehensive income	$3,389	$3,171	$2,646	$2,502	$2,003	$1,926
Earnings per share-basic:
Net income	$0.22	$0.20	$0.15	$0.14	$0.12	$0.11
Earnings per share-diluted:
Net income	$0.20	$0.19	$0.14	$0.13	$0.11	$0.10

	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$36,776	$35,975	$27,115	$26,649	$21,346	$21,101
Total interest income	$44,606	$43,805	$32,897	$32,431	$28,454	$28,209
Net interest income	$33,513	$32,712	$24,465	$23,999	$17,684	$17,439
Net interest income after provision for loan losses	$27,634	$26,833	$22,045	$21,579	$17,516	$17,271
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$9,484	$8,683	$6,843	$6,377	$5,581	$5,336
Income taxes	$3,821	$3,498	$2,640	$2,462	$2,175	$2,079
Income from continuing operations before cumulative effect of change in accounting principle	$5,663	$5,185	$4,203	$3,915	$3,406	$3,257
Net income	$6,095	$5,617	$4,309	$4,021	$3,406	$3,257
Comprehensive income	$5,761	$5,283	$4,001	$3,713	$3,692	$3,543
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.35	$0.32	$0.27	$0.25	$0.21	$0.20
Net income	$0.38	$0.35	$0.28	$0.26	$0.21	$0.20
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.33	$0.30	$0.25	$0.23	$0.21	$0.20
Discontinued operations	0.02	$0.03	—	—	—	—
Net income	$0.35	$0.33	$0.26	$0.24	$0.21	$0.20

Changes to Unaudited Consolidated Statements of Cash Flows
(Dollars in thousands)
	Six Months Ended June 30, 2003		Six Months Ended June 30, 2002		Six Months Ended June 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$6,095	$5,617	$5,690	$4,309	$3,406	$3,257
Decrease in other assets	$3,633	$3,310	$4,994	$4,138	$1,486	$1,390
Decrease (increase) in accrued interest receivables	$(1,106)	$(305)	$2,504	$2,970	$(2,285)	$(2,040)

Changes to Unaudited Consolidated

Statements of Financial Condition

(Dollars in thousands)

	As of September 30, 2003		As of September 30, 2002		As of September 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$427,775	$420,522	$316,537	$312,829
Loans, net	$389,992	$382,739	$291,333	$287,625	$224,132	$222,510
Accrued interest receivable	$1,846	$5,685	$2,101	$4,031	$3,587	$4,436
Other assets	$18,757	$20,052	$11,331	$11,974	$14,797	$15,055
Total Assets	$1,506,980	$1,504,861	$917,880	$916,745	$653,199	$652,864
Retained earnings	$29,511	$27,392	$18,115	$16,980	$9,070	$8,555
Total Shareholders’ Equity	$94,930	$92,811	$82,834	$81,699	$74,136	$73,621
Total Liabilities and Shareholders’ Equity	$1,506,980	$1,504,861	$917,880	$916,745	$653,199	$682,864

Changes to Unaudited Consolidated Statements of Operations
(Dollars in thousands, except per share data)
	Three Months Ended September 30, 2003		Three Months Ended September 30, 2002		Three Months Ended September 30, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$22,708	$22,233	$15,080	$14,774	$11,852	$11,681
Total interest income	$26,717	$26,242	$18,896	$18,590	$14,732	$14,561
Net interest income	$20,909	$20,434	$13,631	$13,275	$10,111	$9,940
Net interest income after provision for loan losses	$14,484	$14,009	$12,259	$11,953	$10,003	$9,832
Income before income taxes	$4,415	$3,940	$4,185	$3,879	$3,509	$3,338
Income taxes	$1,803	$1,611	$1,666	$1,549	$1,369	$1,302
Net income	$2,612	$2,329	$2,519	$2,330	$2,140	$2,036
Comprehensive income	$2,349	$2,066	$2,611	$2,422	$2,404	$2,300
Earnings per share-basic:
Net income	$0.16	$0.15	$0.16	$0.15	$0.13	$0.13
Earnings per share-diluted:
Net income	$0.15	$0.13	$0.15	$0.13	$0.12	$0.11

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Unaudited, Unreviewed		Unaudited, Unreviewed,		Unaudited, Unreviewed
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$59,484	$56,208	$42,197	$41,658	$33,199	$32,783
Total interest income	$71,323	$70,047	$51,795	$51,256	$43,187	$42,771
Net interest income	$54,422	$53,146	$38,097	$37,558	$27,795	$27,379
Net interest income after provision for loan losses	$42,118	$40,842	$34,305	$33,766	$27,519	$27,103
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$13,899	$12,623	$11,021	$10,482	$9,090	$8,674
Income taxes	$5,624	$5,109	$4,306	$4,011	$3,544	$3,381
Income from continuing operations before cumulative effect of change in accounting principle	$8,275	$7,514	$6,715	$6,471	$5,546	$5,293
Net income	$8,707	$7,946	$6,821	$6,577	$5,546	$5,293
Comprehensive income	$8,110	$7,349	$6,605	$6,361	$6,096	$5,843
Earnings per share-basic:
Net income before cumulative effect of change in accounting principle	$0.52	$0.47	$0.43	$0.42	$0.34	$.33
Net income	$0.55	$0.50	$0.44	$0.43	$0.34	$.33
Earnings per share-diluted:
Net income before cumulative effect of change in accounting principle	$0.47	$0.43	$0.40	$0.38	$0.33	$.31
Net income	$0.50	$0.46	$0.41	$0.39	$0.33	$.31

Changes to Unaudited Consolidated

Statements of Cash Flows

(Dollars in thousands)

	Nine Months Ended September 30, 2003		Nine Months Ended September 30, 2002		Nine Months Ended September 30, 2001
	Unaudited, Unreviewed		Unaudited, Unreviewed,		Unaudited, Unreviewed
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$8,707	$7,946	$6,821	$6,577	$5,546	$5,293
Decrease (increase) in other assets	$3,289	$2,774	$(934)	$(639)	$894	$731
Decrease (increase) in accrued interest receivable	$383	$1,659	$6,514	$7,187	$(2,772)	$(2,356)

Changes to Consolidated Statements of Financial Condition
(Dollars in thousands)

	As of December 31, 2003		As of December 31, 2002		As of December 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Loans	$—	$—	$326,352	$342,601
Loans, net	$—	$—	$298,304	$296,533	$236,448	$233,480
Accrued interest receivable	$9,849	$5,893	$6,785	$6,398	$4,029	$5,991
Other assets	$12,228	$13,742	$9,762	$10,542	$14,746	$15,094
Total Assets	$1,667,706	$1,665,264	$948,276	$948,918	$689,573	$688,915
Retained earnings	$37,089	$31,637	$20,804	$19,446	$11,287	$10,629
Total Shareholders’ Equity	$103,327	$97,875	$86,649	$85,291	$75,666	$75,008
Total Liabilities and Shareholders’ Equity	$1,667,706	$1,665,264	$948,276	$946,918	$689,573	$688,915

Changes to Consolidated Statements of Operations
(Dollars in thousands)

	Three Months Ended December 31, 2003		Three Months Ended December 31, 2002		Three Months Ended December 31, 2001
	Unaudited, Unreviewed,		Unaudited, Unreviewed,		Unaudited, Unreviewed,
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$25,130	$4,588	$15,815	$15,455	$12,499	$12,216
Total interest income	$29,888	$29,346	$19,560	$19,200	$14,965	$14,732
Net interest income	$23,643	$23,101	$14,108	$13,748	$10,835	$10,602
Net interest income after provision for loan losses	$18,210	$28,534	$12,393	$12,033	$10,496	$10,263
Income from continuing operations before income taxes	$7,664	$7,122	$4,198	$3,838	$3,637	$3,404
Income taxes	$3,096	$2,877	$1,509	$1,372	$1,420	$1,330
Net income	$4,568	$4,255	$2,689	$2,466	$2,217	$2,074
Comprehensive income	$4,406	$4,083	$3,044	$2,821	$1,914	$1,771
Earnings per share-basic:
Continuing operations	$0.29	$0.26	$0.17	$0.16	$0.14	$0.13
Net income	$0.29	$0.26	$0.17	$0.16	$0.14	$0.13
Earnings per share-diluted:
Continuing operations	$0.25	$0.24	$0.16	$0.14	$0.13	$0.12
Net income	$0.25	$0.24	$0.16	$0.14	$0.13	$0.12

	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Interest – loans	$84,614	$82,796	$58,013	$56,861	$45,648	$44,999
Total interest income	$101,211	$99,393	$71,357	$70,225	$58,152	$57,503
Net interest income	$78,065	$76,247	$52,207	$51,075	$38,630	$37,981
Net interest income after provision for loan losses	$60,328	$58,510	$46,700	$45,568	$38,015	$37,366
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$21,563	$19,745	$15,226	$14,094	$12,727	$12,078
Income taxes	$8,720	$7,986	$5,815	$5,383	$4,964	$4,711
Income from continuing operations before cumulative effect of change in accounting principle	$12,843	$11,759	$9,411	$8,711	$7,763	$7,367
Net income	$13,275	$12,191	$9,517	$8,817	$7,763	$7,367
Comprehensive income	$12,516	$11,432	$9,656	$8,956	$8,010	$7,614
Earnings per share-basic:
Continuing operations	$0.80	$0.74	$0.60	$0.55	$0.48	$0.46
Net income	$0.83	$0.77	$0.61	$0.56	$0.48	$0.46
Earnings per share-diluted:
Continuing operations	$0.73	$0.67	$0.55	$0.51	$0.46	$0.43
Discontinued operations	$0.03	$0.02	—	—	—	—
Net income	$0.76	$0.69	$0.56	$0.52	$0.46	$0.43
Changes to Consolidated Statements of Cash Flows (Dollars in thousands)
	Year Ended December 31, 2003		Year Ended December 31, 2002		Year Ended December 31, 2001
	Unaudited		Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Net income	$13,275	$12,191	$9,517	$8,817	$7,763	$7,367
Deferred income taxes	$4,560	$3,826	$4,323	$3,891	$3,681	$3,428
Decrease (increase) in accrual interest receivable	$(3,064)	$505	$(2,756)	$(407)	$(3,215)	$(2,566)
Net cash provided by operating activities	$23,277	$25,028	$16,001	$17,218	$—	$—
Purchases, net of repayments, of non-mortgage loans	$(115,904)	$(117,655)	$(67,363)	$(68,580)	$—	$—
Net cash used in investing activities	$(730,785)	$(732,536)	$(394,971)	$(396,188)	$—	$—

3.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of United PanAm Financial Corp., PAFI, Inc. and Pan American Bank, FSB and its subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q/A have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2003.

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

(In thousands, except per share amounts)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(As Restated)		(As Restated)
Net Income as reported	$7,021	$2,329	$18,398	$7,946
Deduct: Total stock based employee compensation expense determined under fair value based method for all awards	$335	$363	$935	$896

Net Income – pro forma	$6,686	$1,966	$17,463	$7,050

Net Income per share as reported – basic	$0.43	$0.15	$1.14	$$0.50

Net Income per share – pro forma – basic	$0.41	$0.12	$1.08	$$0.44

Net Income per share as reported - fully diluted	$0.39	$0.13	$1.02	$0.46

Net Income per share – pro forma – fully diluted	$0.37	$0.11	$0.97	$$0.40

6.	Allowance for Loan Losses

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

	At or For Three Months Ended September 30, 2004
(In thousands)	Auto Finance	Investments	Total
Net interest income	$26,331	$2,715	$29,046
Provision for loan losses	7,383	—	7,383
Non-interest income	132	271	403
Non-interest expense	11,551	4,100	15,651

Segment profit, pre-tax	$7,529	$(1,114)	$6,415
Total assets	$510,374	$1,044,484	$1,554,858

	(As Restated) At or For Three Months Ended September 30, 2003
(In thousands)	Auto Finance	Investments	Total
Net interest income	$17,808	$1,803	$19,611
Provision for loan losses	6,373	—	6,373
Non-interest income	111	315	426
Non-interest expense	8,859	1,541	10,400

Segment profit, pre-tax	$2,687	$577	$3,264

Total assets	$355,096	$1,310,168	$1,665,264

	At or For Nine Months Ended September 30, 2003
(In thousands)	Auto Finance	Investments	Total
Net interest income	$72,338	$7,863	$80,201
Provision for loan losses	17,686	—	17,686
Non-interest income	384	1,579	1,963
Non-interest expense	32,260	8,108	40,368

Segment profit, pre-tax	$22,776	$1,334	$24,110

Total assets	$510,374	$1,044,484	$1,554,858

	(As Restated) At or For Nine Months Ended September 30, 2003
(In thousands)	Auto Finance	Investments	Total
Net interest income	$46,273	$4,550	$50,823
Provision for loan losses	12,391	—	12,391
Non-interest income	338	1,100	1,438
Non-interest expense	24,820	4,607	29,427

Segment profit (loss), pre-tax	$9,400	$1,043	$10,443)

Total assets	$355,096	$1,310,168	$1,665,264

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in this Quarterly Report on Form 10-Q/A, including statements regarding United PanAm Financial Corp.’s (the “Company”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our recent shift of the funding source of our business; our dependent on securitizations; our need for substantial liquidity to run our business; loans we made to credit-impaired borrowers; reliance on operational systems and controls and key employees; competitive pressure we face; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”).

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

During this quarter, the Bank adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit its federal thrift charter and the OTS conditionally approved the plan. As part of the Bank’s plan of dissolution, during this quarter, we completed the sale of all three branches of the Bank. We are exiting the federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervises the Bank.

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

Investment and Banking

The Bank is a federally chartered stock savings bank. We have previously announced a plan for the Bank to exit its federal thrift charter and shift the funding source of our business to securitizations and warehouse funding and reduce our reliance on insured deposits of the Bank as a funding source. In July of 2004, the Bank adopted a Plan of Voluntary Dissolution to dissolve and ultimately exit its federal thrift charter. In August of 2004, the OTS conditionally approved the plan, subject to the Bank satisfying certain conditions imposed by the OTS. In September 2004, pursuant to the voluntary plan of dissolution, we completed the sale of our three retail branches with deposits of $213.5 million and our brokered deposits of $184.3 million. As part of the sale of these deposits, we recognized a one time net gain, after associated costs of $3.1 million after tax. At September 30, 2004, we have an $84.3 million portfolio of Internet originated deposits remaining, which are under contract for sale before December 31, 2004 or during the first quarter of 2005.

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

Factors Affecting Future Results of Operations

This quarterly report on Form 10-Q/A contains forward-looking statements, including statements regarding our strategies, objectives, expectations and intentions, which are subject to a variety of risks and uncertainties. You should carefully consider the following risks in your evaluation of us and our common stock. The risks and uncertainties described below may not be the only ones we face.

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

During the third quarter of 2004, we have shifted the funding source of our automobile finance business to the public capital markets through warehouse facilities and securitizations. Historically, we have funded the purchase of automobile contracts business principally through deposits of the Bank. However, our Board of Directors decided to implement the plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS.

As a result of this shift in our funding source, we now rely on the public capital markets to obtain acceptable terms of financing, rather than relying on obtaining Bank deposits. We are not experienced in managing warehouse facilities and securitizations, and have also started hedging transactions as part of this shift in funding sources. If we are unable to successfully manage our sources of funding, our ability to access liquidity could be adversely impacted.

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

If we are unable to securitize a sufficient number of our contracts in a timely manner, our liquidity position could be adversely affected, as we will continue to require the execution of securitization transactions in order to fund our future liquidity needs. In addition, unanticipated delays in closing a securitization could also increase our interest rate risk by increasing the warehousing period for our contracts. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience on the receivables, breach of financial covenants or otherwise, we will be required to revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our former independent auditor has, in the past, advised us that it had noted certain material weaknesses in our internal financial reporting and accounting controls and we have also noted material weaknesses. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Substantially all of our automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan. Although we believe that our underwriting criteria and collection methods enable us to manage the higher risks inherent in loans made to nonprime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected

We expect our operating results to continue to fluctuate, which may adversely impact our business.

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

Average Balance Sheets

The following table sets forth information for the three and nine-month periods ended September 30, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

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

Comparison of Operating Results for the Three Months Ended September 30, 2004 and September 30, 2003

General

For the three months ended September 30, 2004, we reported income of $7.0 million or $0.39 per diluted share; an increase of $4.7 million from $2.3 million or $.13 per diluted share for the three months ended September 30, 2003.

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

Warehouse Facility

As of September 30, 2004 we were party to one warehouse facility of $200 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

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

	Nine Months ended September 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Auto loan securitizations
Maximum month-end balance	$420,000	$—	$—
Balance at end of period	420,000	—	—
Average balance for period	14,000	—	—
Weighted average interest rate on balance at end of period	2.73%	—%	—%
Weighted average interest rate on average balance for period	2.73%	—%	—%
Auto loan warehouse facility
Maximum month-end balance	$24,247	$—	$—
Balance at end of period	24,247	—	—
Average balance for period	270	—	—
Weighted average interest rate on balance at end of period	2.48%	—%	—%
Weighted average interest rate on average balance for period	2.48%	—%	—%
FHLB advances
Maximum month-end balance	$—	$—	$130,000
Balance at end of period	—	—	—
Average balance for period	—	—	38,974
Weighted average interest rate on balance at end of period	—%	—%	—%
Weighted average interest rate on average balance for period	—%	—%	2.11%
Repurchase agreements
Maximum month end balance	$923,404	$1,052,205	$410,234
Balance at end of period	893,252	1,052,205	388,624
Average balance for period	985,167	755,755	260,139
Weighted average interest rate on balance at end of period	1.79%	1.14%	1.40%
Weighted average interest rate on average balance for period	1.25%	1.20%	1.79%

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2004.

	Less than 1 Year	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Deposits	$52,457	$30,324	$1,488	$—	$84,269
Repurchase agreements	893,252	—	—	—	893,252
Securitizations	189,764	191,917	38,319	—	420,000
Warehouse facility	24,247	—	—	—	24,247
Operating lease obligations	3,372	4,535	1,806	—	9,713
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$1,164,092	$226,776	$41,613	$10,310	$1,442,791

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

Loan Maturities

The following table sets forth the dollar amount of loans maturing in our loan portfolio at September 30, 2004 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses. All loans have a fixed rated of interest.

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

			(As Restated) December 31, 2003		(As Restated) December 31, 2002
	September 30, 2004	% of Total Loans		% of Total Loans		% of Total Loans
	(Dollars in thousands)
Loan Delinquencies
30 to 59 days		$2,219.3%	$2,015	0.5%	$1,317	0.5%
60 to 89 days		731.1%	675	0.2%	581	0.2%
90+ days		485.1%	390	0.1%	251	0.1%

Total		$3,435.5%	$3,080	0.8%	$2,149	0.8%

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

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the period indicated.

	At or For the Nine Months Ended September 30, 2004	At or For the Year Ended December 31,
		2003 (As Restated)	2002 (As Restated)

	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$24,982	$27,586	$16,965
Provision for loan losses	17,656	17,963	5,269
Charge-offs	(18,624)	(22,374)	(17,927)
Recoveries	1,174	1,807	866

Net charge-offs	(17,450)	(20,567)	(17,061)
Acquisition discounts allocated to loss allowance	—	—	22,413

Balance at end of period	$25,188	$24,982	$27,586

Annualized net charge-offs to average gross loans (prior to deduction for discounts and ALLL)	5.13%	5.82%	6.71%
Ending allowance to period end loans	5.19%	6.39%	9.46%

Cash Equivalents and Securities Portfolio

Our cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of our short-term investments and securities portfolios as of the dates indicated.

	September 30, 2004	December 31,
		2003	2002
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$18,527	$5,833	$3,590
U.S. agency securities	63,894	105,277	288,193
U.S. mortgage backed securities	890,036	1,097,167	315,075

Total	$953,930	$1,208,277	$606,858

Weighted average yield at end of period
Overnight deposits	1.72%	0.55%	0.69%
U.S. agency securities	1.61%	1.29%	2.10%
U.S. mortgage backed securities	2.36%	1.66%	2.43%
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	34 months	36 months	55 months
U.S. mortgage backed securities	320 months	313 months	286 months

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Management of Interest Rate Risk.”

Item 4.	Controls and Procedures

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

Subsequent to the quarter ended September 30, 2004, as part of our ongoing analysis and review of internal controls over financial reporting for Sarbanes-Oxley compliance, management discovered that, due to a 1998 programming error in the Company’s computer-based accounting systems, the systems have failed to properly reverse accrued interest on certain charged off accounts since 1998. Additionally, we have reflected all market adjustments in the values of our derivative instruments used to limit interest rate risk in ordinary expense and adjusted the amortization of our capitalized asset against interest income to more closely reflect the level yield method of interest calculation. Consequently, this led to a decision to restate our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged off accounts. We also corrected accounting treatment relating to derivative instruments used to hedge interest rate risk and corrected amortization of capitalized asset against income. This document includes restatement to our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods as previously filed on our original Form 10-Q for the quarter ended September 30, 2004. We are filing this Amendment No. 1 on Form 10-Q/A to clarify that the restatements of such consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 remain subject to audit and the restatements of such consolidated financial statements for prior interim periods remain subject to review. For a further description of this restatement see “Note 2. Restatements of Consolidated Financial Statements” in this Amendment No. 1 on Form 10-Q/A. We intend to file restated consolidated financial statements as soon as possible by filing a second amended Annual Report on Form 10-K/A for the year ended December 31, 2003, which will contain restated financial statements for the years ended December 31, 2003, 2002 and 2001 and the relevant quarterly periods and a second amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004 and an amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004 which will contain restated financial statements for March 31, 2004 and 2003 and June 30, 2004 and 2003.

Prior to the developments discussed above, during the quarter ended September 30, 2004, as part of our ongoing analysis of our internal controls over financial reporting and in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, management discovered and corrected an error in the application the individual pool methodology utilized for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors in the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. As a result, we determined that an additional provision for loan losses in the amount of $4,869,000 was required for 2002, which, in turn affected the provisions required for 2003 and 2004. Management also determined to correct the computation of earnings per share and made a reclassification of a gain on sale of residual interest as discontinued operations. A further description about these restatements is included in Amendment No. 1 on Form 10-K/A, which we filed on September 3, 2004, under “Note 2. Restatements of Consolidated Financial Statements” to our Notes to Consolidated Financial Statements in the Amendment No. 1 on Form 10-K/A.

We discussed these errors as we identified them with our current independent auditors and certain of these errors with our former independent auditors. As we have identified these errors, we have noted material weaknesses in our internal controls as defined under interim standards adopted by the PCAOB. Under these standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

Our former independent auditors, KPMG LLP, advised us that in connection with its audit for the two most recent fiscal years and through September 24, 2004, it had noted certain material weaknesses in the Company’s internal financial reporting and accounting controls. The material weaknesses identified include the following:

•	Processes for determining the adequacy of the allowance for loan losses. Our individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses was not sufficient to identify, on a timely basis, the additional provisions required to compensate for allowance shortfalls on an individual pool basis. In addition, the documentation of the systematic methodology for measuring loan losses and evaluating the appropriateness of the allowance for loan losses should be considered with the principles set forth in Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 102.

•	Resources in Financial Reporting and Accounting Departments. Inadequate monitoring over financial accounting standards that have been implemented and inadequate controls to appropriately interpret and implement financial accounting standards in accordance with generally accepted accounting principles

As a result of the findings described above, we have implemented the following actions:

•	We have discussed the issues with our Audit Committee and outside auditors in order thoroughly understand the situation.

•	We established additional provision for loan losses for 2002.

•	We have adopted and will continue to evaluate and enhance steps to formalize the process for determining the allowance for loan losses on a consistent basis, including establishing review and monitoring mechanisms for verifying the validity of the underlying data used in arriving at the allowance need, and evaluating, on an ongoing basis, the documentation of its methodology, consistent with applicable accounting principles, including SEC Staff Accounting Bulletin No. 102.

•	We corrected the programming error and verified that our computer accounting systems will properly account for the interest accruals on charged-off loans going forward.

•	We are adopting processes to implement appropriate oversight of computational accounting systems, including establishing review and monitoring mechanisms for verifying the validity of the underlying data generated by computational accounting systems.

•	We have determined that the errors indicate the need for enhanced internal controls in the financial reporting function. To address this need we have evaluated and will continue to evaluate on an ongoing basis and have taken actions to enhance the monitoring over financial accounting standards implemented by us, and to appropriately interpret and implement financial accounting standards in accordance with accounting principles generally accepted in the United States.

•	We have evaluated and will continue to evaluate on an ongoing basis the need for additional resources in the financial reporting and accounting functions in order to ensure that the resources of those functions are sufficient to provide necessary internal control.

•	We have implemented procedures for all changes in values of derivative instruments to be included in ordinary income or expense.

•	We have implemented quarterly evaluation on the amortization of our capitalized asset to reflect the level yield method of interest calculation.

•	We have employed additional support personnel, including a controller with appropriate financial reporting background, to allow existing resources in the our financial reporting and accounting functions to perform the enhanced internal control activities described above and are currently in the process of further accounting staffing.

•	We are consistently reviewing accounting literature and other technical materials with our auditor to ensure that the appropriate personnel have a full awareness and understanding of applicable accounting pronouncements and how they are implemented.

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of financial statements and reports that are to be filed with the SEC and to implement appropriate control activities.

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

As of November 24, 2004, we have re-evaluated the effectiveness of the design of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Exchange Act). This evaluation was done under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our management, including the

Chief Executive Officer and Chief Financial Officer, has concluded that the design of our disclosure controls and procedures is effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed summarized and reported within time periods specified in SEC rules and forms. We have not yet evaluated (tested) the operating effectiveness of such controls.

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

P ART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Changes in Securiti es and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holde rs.

None

Item 5.	Other Informati on.

Not applicable

Item 6.	Exhibits and Reports on Form 8-K.

(a)	List of Exhibits

Exhibit No.	Description

2.2	Plan of Voluntary Liquidation and Dissolution of Pan American Bank FSB dated July 28, 2004.(3)

4.6	Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004 by and between United PanAm Financial Corp., BVG West Corp., and Pan American Financial, L.P.(1)

4.7	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company.(2)

4.8	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas.(2)

10.116	Sale Agreement dated August 31, 2004 between United Auto Credit Corporation and UPFC Auto Receivables Corp.(2)

10.117	Purchase Agreement dated August 31, 2004 between UPFC Auto Receivables Corp. and ACE Securities Corp.(2)

10.118	Insurance and Indemnity Agreement dated September 22, 2004 among United Auto Credit Corporation, UPFC Auto receivable Corp., Ambac Assurance Corporation, ACE Securities Corp. and UPFC Auto Receivables Trust 2004-A.(2)

10.119	Spread Account Agreement dated September 22, 2004 among UPFC Auto Receivables Trust 2004-A, Ambac Assurance Corporation and Deutsche Bank Trust Company Americas.(2)

10.120	Sale and Servicing Agreement dated August 31, 2004 among UPFC Auto Receivables Trust 2004-A, ACE Securities Corp. and United Auto Credit Corporation.(2)

10.121	Receivables Financing Agreement dated September 23, 2004 among UPFC Funding Corp., United Auto Credit Corporation and United PanAm Financial Corp.(3)

10.122	Sale and Servicing Agreement dated September 1, 2004 among UPFC Funding Corp., United Auto Credit Corporation, United PanAm Financial Corp., certain noncommitted and committed lenders, agents for lenders groups, Centerone Financial Services LLC and Deutsche Bank Trust Company Americas.(3)

10.123	Branch Purchase and Assumption Agreement by and between Pan American Bank, FSB and Guaranty Bank dated as of July 1, 2004.(3)

10.124	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office by and among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp dated July 2, 2004.(3)

10.125	Brokered Deposit Purchase and Assumption Agreement dated as of July 15, 2004 among EverBank, Pan American Bank FSB and United PanAm Financial Corp.(3)

31.1	Rule 13a-15(e) / 15d-15(e) Certification

31.2	Rule 13a-15(e) / 15d-15(e) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated herein by reference from Exhibits to Form 8-K filed on October 5, 2004.

(2)	Incorporated herein by reference from Exhibits to Form 8-K/A filed on October 28, 2004.

(3)	Previously filed.

(b)	Reports on Form 8-K

Filing Date	Description
July 9, 2004	Announced appointment of Chief Executive Officer and announced that the Company intends to sell their branches.

July 29, 2004	Filed a press release announcing the quarterly earnings for the period ended June 30, 2004.

August 16, 2004	Announced that the Company intends to restate its financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods.

August 20, 2004	Announced that the Bank has signed a definitive agreement to sell certain certificates of deposit booked by the Bank through the internet.

August 24, 2004	Filed a press release about timing of filing of the Company’s quarterly report for the quarter ended June 30, 2004.

August 30, 2004	Filed a press release stating that, as a result of the delayed filing of the Company’s quarterly report for the quarter ended June 30, 2004, the Company received a Nasadaq Staff Determination that the Company failed to comply with requirements for continued listing on Nasdaq.

September 7, 2004	Filed a press release stating that the Company had filed its quarterly report for the quarter ended June 30, 2004.

September 16, 2004	Announced that the Company had regained compliance with the continued listing requirements with the Nasdaq National Market as a result of filing its quarterly report for the quarter ended June 30, 2004.

September 21, 2004	Filed a press release announcing the pricing of a $420 million offering of automobile receivable backed securities.

September 28, 2004	Filed a press release announcing the closing of a $420 million offering of automobile receivable backed securities.

September 30, 2004	Announced the closing of a $200 million automobile finance warehouse facility and the entry into material definitive agreements.

September 30, 2004	Announced the completion of the sale of all three branches of the Bank. Announced the completion of the sale of certain brokered certificates of deposit.

September 30, 2004	Announced that the Company’s client-auditor relationship with KPMG LLP, its independent auditors, has ceased.

October 5, 2004	Filed a press release announcing that the Company had selected Stonefield Josephson, Inc. as its new independent auditors.

October 5, 2004	Announced that the Company had entered into an Amended and Restated Registration rights Agreement on September 29, 2004 by and among the Company, BVG West Corp and Pan American Financial, L.P.

October 21, 2004	Announced that the Company would not proceed with the client-auditor relationship with Stonefield Josephson, Inc. and announced that the Company had selected Grobstein, Horwath & Company LLP as its new independent auditors.

October 28, 2004	Filed an Amended 8-K/A announcing entry into material definitive agreements in connection with $420 million offering of automobile receivable backed securities.

November 5, 2004	Filed a press release announcing initial internal control findings and its intention to restate its financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods.

November 12, 2004	Announced that the Bank had signed a definitive agreement dated November 11, 2004 to sell certain certificates of deposit booked by the Bank through the internet to Geauga Savings Bank.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date: November 24, 2004	/s/ Ray Thousand
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)

Date: November 24, 2004	/s/ Garland W. Koch
Garland W. Koch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)