Form 10-K
period 2004-12-31
UNITED PAN AM FINANCIAL CORP
filed 2005-03-30
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in PART III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)    Yes  ☒    No  ☐

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $98,000,000, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on June 30, 2004. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 16, 2005 was 16,539,313 shares.

UNITED PANAM FINANCIAL CORP.

2004 ANNUAL REPORT ON FORM 10-K

PART I

Certain statements in this Annual Report on Form 10-K, including statements regarding United PanAm Financial Corp.’s (“UPFC”) strategies, plans, objectives, expectations and intentions, may include forward-looking information within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements involve certain risks and uncertainties that could cause actual results to differ materially from those expressed or implied in such forward-looking statements. Such risks and uncertainties include, but are not limited to, the following factors: our recent shift of the funding source of our business; our dependence on securitizations; our need for substantial liquidity to run our business; loans we made to credit-impaired borrowers; reliance on operational systems and controls and key employees; competitive pressure we face; changes in the interest rate environment; rapid growth of our businesses; general economic conditions; and other risks, some of which may be identified from time to time in our filings with the Securities and Exchange Commission (the “SEC”). See “Item 1. Business—Factors That May Affect Future Results of Operations.”

Item 1.    Business.

General

We are a specialty finance company engaged in non-prime automobile finance, which includes the purchase, warehousing, securitization and servicing of non-prime automobile installment sales contracts originated by independent and franchised dealers of used automobiles. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. We conduct our automobile finance business through our wholly-owned subsidiary United Auto Credit Corporation, or UACC, which was established in 1996. Since entering the non-prime automobile finance business, we have expanded to 87 offices throughout the United States.

Historically, we have also provided retail banking services through our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank, and have operated an insurance premium finance business. However, because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits, we caused the Bank to exit its federal thrift charter and dissolve effective February 11, 2005. In connection with the dissolution of the Bank, and in order to concentrate our efforts on our non-prime automobile finance business, we also elected to discontinue our insurance premium finance business in September 2004. As a result, beginning with the quarterly period ended September 30, 2004, our insurance premium finance business and certain of our banking operations are treated as discontinued operations.

Retail and wholesale deposits of the Bank have historically been the primary funding source for our automobile finance business. However, as part of our plan to exit the Bank’s federal thrift charter, we shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In addition, and as part of the Bank’s plan of dissolution, we completed the sale of all three branches of the Bank during the third quarter of 2004, and distributed all of the Bank’s non-cash assets and excess capital, including the automobile finance business, to us and PAFI, Inc., or PAFI.

PAFI is a direct wholly-owned subsidiary of UPFC, UACC is a direct wholly-owned subsidiary of PAFI, and UPFC Auto Receivables Corporation and UPFC Funding Corporation are direct wholly-owned subsidiaries of UACC. At December 31, 2004, and until the Bank was dissolved on February 11, 2005, the Bank was a direct wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank. Following the dissolution of the Bank, UACC became a direct wholly-owned subsidiary of PAFI. We intend to merge PAFI into us, which will result in UACC becoming a direct wholly-owned subsidiary of us.

Automobile Finance

Business Overview

We entered the non-prime automobile finance business in February 1996 by establishing UACC as a subsidiary of the Bank. UACC purchases automobile contracts primarily from dealers in used automobiles.

UACC’s business strategy includes controlled expansion through a national retail network of automobile finance offices, and these branch offices are generally located proximate to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our Regional Managers and Divisional Vice Presidents. We believe UACC’s branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

At December 31, 2004, UACC had a total of 87 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, twelve in 2001, fourteen in 2002, sixteen in 2003, and seventeen in 2004. UACC maintains eleven branch offices located in California, nine branch offices located in each of Florida and Texas, five branch offices located in Arizona, four branch offices located in each of Illinois, Missouri, New York and Ohio, three branch offices located in each of Georgia, Massachusetts, North Carolina, Tennessee and Virginia, two branch offices located in each of Alabama, Colorado, Indiana, Maryland, Oregon, Pennsylvania and Washington and one branch office in each of Kansas, Kentucky, Michigan, Nevada, New Hampshire, New Jersey, Oklahoma and Utah. At December 31, 2004, UACC’s portfolio was composed of over 74,825 automobile contracts in the aggregate gross amount of $529 million.

Non-prime Automobile Finance Industry

Automobile financing is one of the largest consumer finance markets in the United States. The automobile finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The non-prime automobile credit market, in which UACC operates, provides financing to borrowers who generally cannot obtain financing from traditional lenders.

Historically, traditional lenders have not serviced the non-prime market or have done so only through programs that were not consistently available. Independent companies specializing in non-prime automobile financing and subsidiaries of larger financial services companies currently compete in this segment of the automobile finance market, but we believe it remains highly fragmented, with no company having a significant share of the market.

Operating Summary for Automobile Finance Business

The following table presents a summary of UACC’s key operating and statistical results for the years ended December 31, 2004, 2003 and 2002.

	At or for the Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands, except for averages)
Operating Data
Gross contracts purchased	$573,926	$442,229	$314,644
Contracts outstanding	528,761	405,085	293,440
Unearned finance charges	4,596	7,717	10,922
Net contracts outstanding after unearned finance charges	524,165	397,368	282,518
Average purchase discount	6.47%	6.81%	7.06%
Unearned discount (% of net contracts)(1)	4.74%	3.60%	—
Annual average percentage rate to customers	22.74%	22.57%	22.25%
Average yield on auto contracts, net	27.67%	24.35%	22.35%
Allowance for loan losses	$25,591	$24,711	$27,119

Loan Quality Data
Allowance for loan losses (as restated) (% of net contracts less unearned discount)(1)	5.13%	5.99%	9.60%
Delinquencies (% of net contracts)
31-60 days	0.48%	0.49%	0.44%
61-90 days	0.16%	0.17%	0.20%
90+ days	0.08%	0.10%	0.09%
Net charge-offs (% of average net contracts)	5.33%	5.97%	6.37%
Repossessions (net) (% of net contracts)	0.64%	0.65%	0.89%

Portfolio Data
Used vehicles	99.0%	99.0%	99.0%
Average vehicle age at time of contract (years)	4.7	4.7	5.1
Average original contract term (months)	49.5	48.8	47.7
Average gross amount financed as a percentage of WSB(2)	117%	114%	115%
Average net amount financed as a percentage of WSB(3)	110%	107%	107%
Average net amount financed per contract	$9,109	$8,786	$8,748
Average down payment	18%	16%	16%
Average monthly payment	$287	$280	$281

Other Data
Number of branches	87	70	54

(1)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”
(2)	WSB represents Kelly Wholesale Blue Book for used vehicles or National Automobile Dealers Association trade-in value or Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.

Products and Pricing

UACC’s business is focused on transactions that involve a used automobile with an average age of four to six years and an average original contract term of 48 to 52 months.

The target profile of a UACC borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt to total income of 32% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applies for and enters into an automobile installment contract with the dealer. UACC purchases the automobile contract from the dealer at a discount from face value, which increases the effective yield on such automobile contract.

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

UACC solicits business from dealers through its branch managers who meet with dealers and provide information about UACC’s programs, train dealer personnel in UACC’s program requirements and assist dealers in identifying consumers who qualify for UACC’s programs. In order to both promote asset growth and achieve required levels of credit quality, UACC compensates its branch managers on the basis of a salary with a bonus of up to 20% of base salary that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory internal audit results. The bonus calculation stresses loan quality with 83% based on credit quality, internal audit performance, profitability and qualitative merits, and with 17% based on contract purchase volume. When a UACC branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet is completed. UACC and the dealer enter into an agreement that provides UACC with recourse to the dealer in cases of dealer fraud or a breach of the dealer’s representations and warranties. Branch management periodically monitors each dealer’s overall performance and inventory to ensure a satisfactory quality level, and Regional Managers regularly conduct internal audits of the overall branch performance as well as individual dealer performance.

In 2004, 14% of UACC’s automobile contracts were written by its California branches, compared to 16% in 2003, and 20% in 2002. In addition to diversifying its geographic concentrations, UACC maintains a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 2004, no dealer accounted for more than 0.45% of UACC’s portfolio and the ten dealers from which UACC purchased the most automobile contracts accounted for approximately 3.28% of its aggregate portfolio.

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

Post-Funding Quality Reviews

UACC’s Regional Managers complete quality control reviews of newly originated automobile contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of automobile contract documentation. Additionally, the Regional Managers complete quarterly internal branch audits that focus on compliance with UACC’s policies and procedures and the overall quality of branch operations and credit decisions.

Internal Audit Process

Each branch is audited quarterly by the respective Regional Manager, with review by a Divisional Vice President and certain members of our senior management at our corporate offices. Additionally, a sample of branches has been audited each year by PriceWaterhouseCoopers, LLP for review of compliance with established policies and procedures. These audit processes will continue and will be conducted by McGladrey and Pullen, LLC in the future.

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

When a vehicle is repossessed and sold at an automobile auction or through a private sale, the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. UACC generally pursues all customer deficiencies. The net outstanding balance of the loan is the loan balance less any unaccreted discount and warranty refunds.

Allowance for Loan Losses

UACC’s policy is to charge-off accounts delinquent in excess of 120 days. The remaining balance of accounts where the collateral has been repossessed is charged-off by the end of the month in which the collateral is repossessed.

Historically, allowances for expected losses over the life of the automobile contract were established when each contract was purchased from the dealer. The allowance was provided from the dealer discount that was taken on each transaction as an adjustment to yield of the automobile contract. Loss allowance analyses were performed regularly to determine the adequacy of current allowance levels. The loss allowances recorded at the time of purchase represented an estimate of expected losses over the lives of these automobiles contracts. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred.

As of January 1, 2003, we began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months (net of remaining unearned income) at each reporting date. We expect that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. This method of recording allowance for loan loss for the expected losses over the losses over the next 12 months instead of for the life of the loan will ultimately result in a decline in our allowance for loan loss as a percentage of loans outstanding over the next few years as the percentage of loans included at the 12 month estimate increases.

The following table reflects UACC’s cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased from October 1999 through June 2004. Contract pools subsequent to June 2004 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Oct. 1999 – Mar. 2000	Apr. 2000 – Sept. 2000	Oct. 2000 – Mar. 2001	Apr. 2001 – Sept. 2001	Oct. 2001 – Mar. 2002	Apr. 2002 – Sept. 2002	Oct. 2002 – Dec. 2002(1)	Jan. 2003 – Jun. 2003	Jul 2003 – Dec. 2003	Jan. 2004 – Jun. 2004
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.1%	0.1%	0.0%	0.1%	0.1%	0.0%	0.1%	0.0%	0.0%	0.0%
7	0.4%	0.5%	0.4%	0.5%	0.5%	0.5%	1.0%	0.4%	0.3%	.02%
10	1.3%	1.5%	1.4%	1.8%	1.5%	1.6%	2.3%	1.2%	1.0%	.08%
13	2.4%	2.4%	2.9%	3.2%	3.0%	2.8%	3.6%	2.4%	1.7%
16	3.3%	3.5%	4.6%	4.6%	4.7%	4.0%	5.0%	3.4%	2.8%
19	4.2%	4.8%	5.9%	6.2%	5.9%	5.5%	6.4%	4.4%
22	5.0%	6.1%	7.2%	7.7%	7.1%	6.9%	7.7%	5.5%
25	6.0%	7.1%	8.3%	8.8%	8.2%	7.8%	9.9%
28	6.8%	7.9%	9.4%	9.8%	9.3%	8.8%
31	7.4%	8.6%	10.2%	10.7%	10.1%	9.9%
34	7.8%	9.2%	10.7%	11.5%	10.8%
37	8.2%	9.6%	11.3%	12.0%	11.5%
40	8.6%	9.9%	11.8%	12.3%
43	8.8%	10.2%	12.1%	12.7%
46	8.9%	10.4%	12.2%
49	9.1%	10.5%	12.4%
52	9.2%	10.6%
55	9.3%	10.6%
58	9.3%
61	9.2%
Original Pool ($000)	$47,979	$57,528	$67,873	$76,637	$83,695	$102,387	$51,510	$139,273	$140,793	$185,516

Remaining Pool ($000)	$187	$752	$2,739	$6,203	$12,698	$25,204	$17,649	$63,035	$84,269	$145,089

Remaining Pool (%)	0.4%	1.3%	4.0%	8.1%	15.2%	24.6%	34.3%	45.3%	59.9%	78.2%

(1)	Quarterly pool—data results not comparable

Financing and Sale of Automobile Installment Contracts

During the first three quarters of 2004, we financed the acquisition of automobile installment contracts primarily with insured deposits of the Bank. During the third quarter of 2004, however, we shifted the funding source of our business and implemented our strategy to complete securitizations of automobile installment contracts on a regular basis and to use warehouse credit facilities to fund the purchase of automobile installment contracts prior to securitizations. Accordingly, in September 2004 we began financing the acquisition of automobile installment contracts primarily through a $200 million warehouse facility described below.

Warehouse Facility

As of December 31, 2004, our primary source of operating cash comes from a $200 million warehouse facility. This facility is used to purchase automobile installment contracts. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. The operations of this indirect subsidiary are included in our consolidated financial statements.

We finance our daily operations principally through this warehouse facility and also finance operations with cash from operating activities and from our securities portfolio. The warehouse facility contains affirmative, negative and financial covenants typical of such credit facilities. We were in compliance with these covenants as of December 31, 2004.

Securitizations and Interest Rate Risk Management

We intend to securitize our automobile installment contracts on a regular basis. During the third quarter of 2004, we completed our first securitization composed of a $420 million offering of automobile receivable backed securities. We used the net proceeds of the securitization to fund the sale of the Bank’s deposit liabilities. We intend to use net proceeds from future securitizations to pay down outstanding indebtedness incurred under our warehouse credit facility and to create the availability of funds to purchase additional automobile installment contracts. We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility.

Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We are developing a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Our first securitization utilized credit enhancement in the form of a financial guaranty insurance policy in order to achieve the “AAA/Aaa” rating. The policy was issued by AMBAC Insurance Corporation. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us and enhances the marketability of these transactions to investors in asset-backed securities. We expect that in future securitizations, we will sell automobile receivables to a newly formed trust, which will issue securities in an amount equal to the aggregate receivables. The operations of these trusts are included in our consolidated financial statements and therefore do not require the recognition of gain on sale or servicing assets.

Investment and Banking

Prior to its dissolution, the Bank was a federally chartered stock savings bank which historically had been the primary funding source for our automobile finance business. During 2004, we announced a plan for the Bank to exit its federal thrift charter and we also reduced our reliance on insured deposits of the Bank by shifting the funding source of our business to securitizations and warehouse funding. During the third quarter of 2004, we closed our first securitization composed of a $420 million offering of automobile receivable backed securities and also closed a $200 million automobile finance warehouse facility. We believe that this securitization and warehouse facility (and future securitizations and warehouse facilities) will fund our ongoing business operations.

In July 2004, the Bank adopted a plan of voluntary dissolution to dissolve and ultimately exit its federal thrift charter. The OTS conditionally approved the plan in August 2004, subject to the Bank satisfying certain conditions imposed by the OTS. In September 2004, pursuant to the Bank’s plan of voluntary dissolution, we completed the sale of the Bank’s three retail branches located in California with aggregate deposits of $213.5 million and the Bank’s brokered deposits of $184.3 million. As part of the sale of these deposits, we recognized a one time net gain, after associated costs, of $3.1 million after tax. At December 31, 2004, we held $71.9 million in internet originated certificates of deposit. On February 5, 2005, we completed the sale of the Bank’s outstanding internet certificates of deposit for an aggregate purchase price of $67.9 million. On March 7, 2005, we received confirmation that the FDIC terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, we received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Bank’s plan of voluntary dissolution and to facilitate its dissolution, we irrevocably guaranteed all of the Bank’s remaining obligations.

Prior to its dissolution, the business of the Bank was subject to substantial government supervision and regulatory requirement. See “Regulation-General.” Under federal regulatory requirements known as the “Qualified Thrift Lender,” or QTL, test, the Bank was required to maintain at least 60% of its assets in mortgage-related securities on a monthly basis in nine out of every 12 months. The Bank had historically met this requirement by investing solely in AAA-rated, United States Government Agency securities. The mortgage-related securities the Bank had purchased were typically adjustable-rate investments, which the Bank financed through similarly indexed adjustable rate repurchase agreements. As part of the Bank’s plan of voluntary dissolution, during the third quarter of 2004, the Bank’s investment securities and all related repurchase agreement liabilities were transferred from the Bank to us. Accordingly, as of December 31, 2004, we had approximately $1.7 billion in available repurchase contracts, typically one year committed lines, with staggered maturities to reduce our risk of liquidity shortfalls. As of December 31, 2004 the Bank had $798 million in investment securities. We manage our investment securities portfolio with an emphasis on preserving capital by locking in a net spread between our asset yields and our cost of funds.

During 2004, the Bank entered into derivative contracts to offset the risk of rising interest rates between the time we entered into an agreement to securitize our automobile loans and the time of finally setting the fixed rates on the securitization. Subsequently, interest rates fell and the derivatives lost value. This loss in value of $2.2 million was charged against current income. The charge will be offset in the future by lower fixed rates on our automobile loan securitizations resulting in lower inherent cost and higher net income in future periods.

At December 31, 2004 we had no derivative contracts outstanding and currently we do not plan to engage in any other derivative transactions.

Discontinued Operations

Overview

Historically, we have engaged in three reportable segments: automobile finance, insurance premium finance and banking. As a result of changes in our funding sources during this year and the cancellation of the Bank’s federal thrift charter, we have discontinued our insurance premium finance business and have also discontinued certain of our banking operations. The end result is that we now have two reportable segments: (1) automobile finance and (2) investment. Additionally, our insurance premium finance business and certain of our banking operations have been treated as discontinued operations in our consolidated financial statements.

Insurance Premium Finance

From May 1999 through September 2004, one of our primary business segments was insurance premium finance. In September 2004, following the sale of all of the branches of our retail banking operation, we decided to discontinue our insurance premium finance operations to concentrate our efforts on our other businesses. Because of our decision to discontinue our insurance premium finance operations, related operating activity for the insurance premium finance business was reclassified and reported as discontinued operations in our consolidated financial statements beginning with the quarterly period ended September 30, 2004. The Bank subsequently sold its portfolio of insurance premium finance loans on November 17, 2004.

We entered into the insurance premium finance business through a management agreement, as amended, originally dated May 1995 with BPN Corporation, or BPN. Under the management agreement, the Bank would finance automobile and small business insurance premiums and BPN would market this financing primarily to independent insurance agents in California and serviced such insurance premium loans for the Bank. The shareholders of BPN had entered into certain guaranty agreements in favor of the Bank whereby they agreed to pay any sums owed to the Bank and not paid by BPN. The total potential liability of the guarantors to the Bank was limited to $2,000,000 plus any amounts by which BPN is obligated to indemnify the Bank. Under these guaranties, all debts of BPN to the guarantors were subordinated to the full payment of all obligations of BPN to the Bank.

At the same time we entered into the management agreement with BPN, we also entered into an option agreement with BPN and its shareholders whereby we had the option, exercisable on or before March 31, 2005, to purchase all of the issued and outstanding shares of BPN, or the Share Option, and all additional shares of any BPN affiliate which may be organized outside of California, or the Affiliate Share Option. To exercise the Share Option, the Bank would have had to pay a $750,000 noncompete payment to certain shareholders and key employees of BPN plus the greater of $3,250,000 or four times BPN’s pre-tax earnings for the twelve complete consecutive calendar months immediately preceding the date of exercise less the noncompete payment of $750,000. The Affiliate Share Option could not be exercised independently of the Share Option. The exercise price of the Affiliate Share Option equaled the sum of four times the BPN affiliate’s pre-tax earnings for the twelve-month period prior to exercise.

On November 17, 2004, the Bank sold the portfolio of insurance premium finance loans to ClassicPlan Premium Financing, Inc., or ClassicPlan, pursuant to a Loan Sale Agreement dated November 17, 2004 by and among the Bank, ClassicPlan and BPN. The Bank sold the portfolio of loans at a nominal premium over par. As part of the Loan Sale Agreement, the Bank and BPN agreed that the management agreement was novated and that ClassicPlan was substituted for the Bank in the management agreement, except that any indemnification rights and obligations of each of the Bank and BPN under the management agreement were preserved with respect to any act, error or omission occurring or arising before November 17, 2004. The novation of the management agreement, in effect, caused the novation of the guaranty agreements entered into by the shareholders of BPN.

In addition, we and the Bank entered into a mutual general release effective as of November 17, 2004 with BPN and ClassicPlan. Under the release, ClassicPlan and BPN released us and the Bank from all claims, orders, contracts or agreements, including the management agreement. We and the Bank entered into this same release for the benefit of ClassicPlan and BPN. In addition, we and the Bank released ClassicPlan and BPN from the Share Option and the Affiliate Share Option. However, neither party released the other from obligations arising under the Loan Sale Agreement or any indemnification obligation under the management agreement for any alleged misconduct, unauthorized or grossly negligent act, error or omission occurring before November 17, 2004.

Banking

In September 2004, we sold our three retail bank branches and our brokered deposit portfolio and, at December 31, 2004, we had our remaining internet originated deposits under contract for sale pending regulatory approval. The sale of the internet originated deposits was closed on February 5, 2005. We have included the net gain on these sales, net of costs associated with the sales, as discontinued operations in our consolidated statement of operations. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified as discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and the warehouse line are very similar to the net cost of deposits including operating costs.

Industry Segments

We have two reportable segments: (1) automobile finance and (2) investments. Information regarding industry segments is set forth in Footnote Number 21 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

Competition

We are involved in non-prime automobile finance and investment. Our business is highly competitive. We purchase automobile contracts through automobile dealers and compete primarily with other companies specializing in non-prime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of auto manufacturers and savings associations. In order to compete with other providers, we rely on offering improved service, including consistent decisions, quick funding and personal contact with the dealers.

Economic Conditions, Government Policies, Legislation, and Regulation

Our profitability is primarily dependent on interest rate differentials. In general, the difference between the interest rates paid by us on interest-bearing liabilities, such as our warehouse line, and other borrowings, and the interest rates received by us on our interest-earning assets, such as the automobile installment contracts and securities held in our investment portfolio, comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Prior to its dissolution, the business of the Bank was also influenced by interest rate changes as well as the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”). The Federal Reserve Board implements national monetary policies (with objectives such as curbing inflation and combating recession) through its open-market operations in U.S. Government securities by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates earned on interest-earning assets and paid on interest-bearing liabilities.

From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change the operating environment of us and our subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions with which we compete. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of UPFC or any of its subsidiaries. See “Business—Regulation.”

Employees

At December 31, 2004, we had 647 full-time equivalent employees. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

Website

Our website address is www.upfc.com. None of the information on or hyperlinked from our website is incorporated into this Annual Report on Form 10-K.

Regulation

General

At December 31, 2004, the Bank was a federally chartered savings association insured by the Federal Deposit Insurance Corporation, or FDIC, and we and our subsidiary, PAFI, were each a unitary savings and loan holding company. Savings and loan holding companies and savings associations are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the Savings Association Insurance Fund, or SAIF, and not for the benefit of our shareholders. At December 31, 2004, we and our subsidiaries PAFI and the Bank were subject to such regulation. Among other matters, such regulation included restrictions on business activities, restrictions on acquisitions, restrictions on dividends by the Bank, restrictions on transactions among the Bank and its affiliates, limitations on the amount of loans which the Bank could make to any one borrower, compliance with minimum regulatory capital requirements of the Bank, compliance with regulatory safety and soundness guidelines, requirements to hold minimum investments in qualified thrift investments, and compliance with regulatory fair lending and community reinvestment obligations. At December 31, 2004, we believe that we, as well as PAFI and the Bank, were in compliance with all of the foregoing regulatory requirements. The foregoing summary is qualified by reference to discussion in our prior periodic reports and to the notes to our Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

As discussed more fully above in the Section entitled “Business-Investment and Banking,” the Bank dissolved effective as of February 11, 2005 upon cancellation of its federal thrift charter by the OTS. In addition, we and PAFI each ceased to be a savings and loan holding company effective as of February 11, 2005 by virtue of the cancellation of the Bank’s federal thrift charter.

Our business continues to be regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Set forth below is a summary description of certain of the material laws and regulations which relate to our business. The description is qualified in its entirety by reference to the applicable laws and regulations.

General Securities Regulation

Our securities are registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As such the Company is subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on and reporting of insider trading; and

•	statutory separations between investment bankers and analysts.

The new legislation and its implementing regulations will result in increased costs of compliance, including certain outside professional costs. To date, these costs have not had a material impact on our operations.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws. Under the USA PATRIOT Act, financial institutions are subject to prohibitions regarding specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps:

•	to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

•	to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

•	to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

•	to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which included

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

We have implemented comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Fair and Accurate Credit Transactions Act

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial firms to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years.

Privacy

Federal rules limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

In recent years, a number of states have implemented their own versions of privacy laws. For example, in 2003, California adopted standards that are tougher than federal law, allowing customers the opportunity to bar financial companies from sharing information with their affiliates.

Predatory Lending

The term “predatory lending,” much like the term “unfair and deceptive practices,” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. However, predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

Federal Reserve Board regulations aimed at curbing such lending significantly widen the pool of high-cost home-secured loans covered by the Home Ownership and Equity Protection Act of 1994, a federal law that requires extra disclosures and consumer protections to borrowers. The following triggers coverage under the act:

•	interest rates for first lien mortgage loans in excess of 8 percentage points above comparable Treasury securities;

•	subordinate-lien loans of 10 percentage points above Treasury securities; and

•	fees such as optional insurance and similar debt protection costs paid in connection with the credit transaction, when combined with points and fees if deemed excessive.

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

UACC believes it is currently in compliance in all material respects with applicable laws, but there can be no assurance that UACC will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that UACC’s interpretation of any such law was erroneous, could have a material adverse effect upon UACC. Furthermore, the adoption of additional laws, changes in the interpretation and enforcement of current laws or the expansion of UACC’s business into jurisdictions that have adopted more stringent regulatory requirements than those jurisdictions in which UACC currently conducts business, could have a material adverse affect upon UACC.

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

Taxation

UPFC’s effective tax rate was 39.6% in 2004, as compared to 40.4% in 2003. The change in the overall effective income tax rate from 2003 to 2004 was primarily due to a decrease in the effective state income tax rate as a result of the settlement of certain state tax examinations. UPFC files a consolidated federal income tax return and consolidated, combined or separate company state income tax returns as appropriate.

Subsidiaries

At December 31, 2004, PAFI was a direct wholly-owned subsidiary of UPFC, the Bank was a direct wholly-owned subsidiary of PAFI, UACC was a direct wholly-owned subsidiary of the Bank, and UPFC Auto Receivables Corporation, or UARC, and UPFC Funding Corporation, or UFC, were direct wholly-owned subsidiaries of UACC.

Prior to the Bank’s dissolution, PAFI acted as the parent company of the Bank, and the Bank was the primary operating subsidiary of UPFC and a federally chartered savings bank. We intend to merge PAFI into us, which will result in UACC becoming a direct wholly owned subsidiary of us.

UACC holds for investment and services non-prime retail automobile installment sales contracts; UARC is a special purpose entity to purchase automobile contracts from UACC in connection with securitization of such contracts; and UFC is a special purpose entity to purchase such contracts from UACC in connection with warehouse funding of the such contracts.

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

We require a substantial amount of liquidity to operate our business and we require substantial cash to fund growth of our automobile finance operations. Among other things, we use such liquidity to acquire automobile contracts, pay securitization costs and fund related accounts, satisfy working capital requirements and pay operating expenses and interest expense. We depend on warehouse financing and securitizations to fund our operations and there is no assurance that we will be able to obtain warehouse financing or access in the public capital markets in the future. If we are unable to obtain acceptable warehouse financing or access the capital markets, our financial position, liquidity and results of operations would be materially adversely affected.

We recently shifted the funding source of our business and so do not have experience in managing our new sources of funding.

During the third quarter of 2004, we shifted the funding source of our automobile finance business to the public capital markets through warehouse facilities and securitizations. Historically, we have funded the purchase of automobile contracts business principally through deposits of the Bank. However, we caused the Bank to exit its federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS.

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

We face risks related to our recent accounting restatements.

On November 5, 2004, we publicly announced that we had discovered accounting inaccuracies in previously reported consolidated financial statements. In connection with the re-audit of the years 2002 and 2003 we have identified two additional inaccuracies in previously reported consolidated financial statements. As a result, following consultation with our auditors, we decided to restate our consolidated financial statements for the three and nine months ended September 30, 2004, three and six months ended June 30, 2004 and 2003, three months ended March 31, 2004 and 2003 and each of the years ended December 31, 2003, 2002 and 2001 to correct accounting errors.

The restatement of these consolidated financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We may have difficulty obtaining other financing such as lines of credit or otherwise and we may not be able to effectuate our current operating strategy, including the ability to acquire contracts at projected levels if such claims or proceedings occur. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our shareholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our common stock to decline.

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

Whether our $200 million warehouse facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the automobile receivables that are pledged under the facility and comply with certain financial covenants contained in the sale and servicing agreement. The timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold; and

•	how quickly new automobile finance branches become cash flow positive.

Any adverse change in these factors could adversely affect our ability to obtain warehouse financing. There is no assurance that our automobile finance warehouse facility will be available to us or that it will be available on favorable terms. If we are unable to arrange new warehousing credit facilities or extend our existing credit facility when it expires, our results of operations, financial condition and cash flows could be materially and adversely affected.

We depend on securitizations to generate revenue.

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by the following factors, including, among other things:

•	conditions in the securities markets generally;

•	conditions in the asset-backed securities market specifically;

•	the credit quality of our portfolio of automobile contracts; and

•	our ability to obtain credit enhancement.

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

The terms of our securitization depends on credit enhancement and there is no assurance we will be able to continue to obtain credit enhancement.

Our securitization utilized credit enhancement in the form of a financial guaranty insurance policy in order to achieve “AAA/Aaa” rating. This form of credit enhancement reduces the cost of the securitizations relative to alternative forms of credit enhancement currently available to us and enhances the marketability of these transactions to investors in asset-backed securities. The willingness of an insurance provider to insure our future securitizations is subject to many factors outside our control including the insurance provider’s own rating considerations. As a result, there can be no assurance that we will be able to continue to obtain credit enhancements in any form or on acceptable terms or that future securitizations will be similarly rated.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our securities.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Furthermore, our former independent auditor has, in the past, advised us that it had noted certain material weaknesses in our internal financial reporting and accounting controls and we have also noted material weaknesses. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

We are a holding company with limited operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the businesses conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of December 31, 2004, we had approximately $10.3 million of subordinated debt issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10 million of company obligated mandatorily redeemable preferred securities outstanding. The subordinated debt matures in 2033. However, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest, except in the case of redemption if the debt is called before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, subsidiaries’ earnings and various other business considerations.

A significant portion of our cash flow comes from our principal consolidated subsidiary UACC. UACC, which is a wholly-owned subsidiary, is party to a $200 million warehouse facility, which it uses to fund its operations. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of all liabilities, agreements and other obligations of UACC under the warehouse facility. If UACC defaults on its obligations under the warehouse facility, it is possible that we may not have sufficient funds to satisfy this guarantee.

The ownership of our common stock is concentrated, which may result in conflicts of interest and it may be capable of preventing the consummation of corporate transactions that may be in the best interests of other shareholders.

As of December 31, 2004, Pan American Financial, L.P. and its general partner, BVG West Corp., together owned 10,050,000 shares of our common stock, representing more than 60% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his majority ownership of and executive position held at BVG. As of December 31, 2004, the term of Pan American Financial, L.P., had expired and the partnership is in the process of liquidation.

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

We purchase automobile contracts primarily from dealers in used automobiles. Many of our competitors have long-standing relationships with automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. If we were unsuccessful in maintaining and expanding our relationships with dealers, our automobile finance business would be materially and adversely affected.

Because we loan money to credit-impaired borrowers, we may have a higher risk of delinquency and default.

Substantially all of our automobile contracts involve loans made to individuals with impaired or limited credit histories, or higher debt-to-income ratios than are permitted by traditional lenders. Loans made to borrowers who are restricted in their ability to obtain financing from traditional lenders generally entail a higher risk of delinquency, default and repossession, and higher losses than loans made to borrowers with better credit. Delinquency interrupts the flow of projected interest income from a loan, and default can ultimately lead to a loss if the net realizable value of the automobile securing the loan is insufficient to cover the principal and interest due on the loan. Although we believe that our underwriting criteria and collection methods enable us to manage the higher risks inherent in loans made to non-prime borrowers, no assurance can be given that such criteria or methods will afford adequate protection against such risks. If we experience higher losses than anticipated, our financial condition, results of operations and business prospects would be materially and adversely affected.

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

We are dependent upon the continued services of our key employees. In addition, our growth strategy depends in part on our ability to attract and retain qualified branch managers. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could also have a material adverse effect on our financial condition, results of operations and business prospects. We currently have $10 million of key person life insurance in place on the life of Ray Thousand, our President and Chief Executive Officer.

Competition may adversely affect our performance.

Our business is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. We compete in the non-prime automobile finance industry primarily with independent companies specializing in non-prime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of automobile manufacturers and savings associations.

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

We may be unable to manage our growth.

Our operations have rapidly expanded over the past several years and we remain vulnerable to a variety of business risks generally associated with rapidly growing companies. We intend to pursue growth for the foreseeable future in our automobile finance business by opening new branches. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses. This growth strategy will require that we successfully obtain acceptable warehouse financing and access the capital markets to fund the growth, it will require additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to sustain UACC’s prior rate of growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Of UACC’s 87 branches as of December 31, 2004, 59 opened after January 1, 2001 and the amount of automobile contracts purchased has increased from $314.6 million for 2002 to $442.2 million for 2003 to $573.9 million for 2004. In the future, UACC’s rate of growth will be dependent upon, among other things, the continued success of its efforts to expand the number of branches, attract qualified branch managers, and expand its relationships with independent and franchised dealers of used automobiles.

The ability to grow our automobile finance business has been affected in the past by the fact that we historically used insured deposits of the Bank to fund our operations. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. As a result of the increased regulatory scrutiny, we caused the Bank to exit its federal thrift charter effective February 11, 2005. While we have pursued strategic financing and other alternatives to enable us to conduct UACC’s non-prime automobile lending business outside a federal thrift charter, UACC’s current expansion and future growth will depend to a significant extent on our ability to successfully manage our new sources of financing.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of non-compliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 28 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases there is conflict among jurisdictions. From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of non-compliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest received by us on the automobile contracts acquired and the interest payable under our credit facilities.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk. First, the contracts are purchased or originated at fixed interest rates, while amounts borrowed under our warehouse facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs.

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

Item 2.    Properties

Our principal executive offices consisting of approximately 13,300 square feet, are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. Additionally, as of December 31, 2004, we maintained 87 branches for UACC’s automobile finance business and one office site for our bank operations. During the year ended December 31, 2004, the Bank sold three of its retail bank branches in transactions that closed during the third quarter of 2004. Our current properties are adequate and suitable for our continuing operations.

All of the properties listed above are leased with lease terms expiring on various dates to 2009, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $3.5 million at December 31, 2004.

Item 3.    Legal Proceedings

UPFC is a party from time to time in legal proceedings incidental to the conduct of its businesses. Management of UPFC believes that the outcome of such proceedings will not have a material effect upon its financial condition.

Item 4.    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a)  Our common stock has been quoted on the Nasdaq National Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

	High	Low
2004
First Quarter	$19.12	$12.69
Second Quarter	$18.50	$14.20
Third Quarter	$18.50	$14.40
Fourth Quarter	$21.00	$17.75
2003
First Quarter	$8.10	$5.50
Second Quarter	$15.00	$7.36
Third Quarter	$19.48	$11.96
Fourth Quarter	$19.64	$15.50

As of February 28, 2005 we had approximately 17 shareholders of record and 16,539,313 outstanding shares of common stock.

(b)  Equity Compensation Plan Information. See “Item 11. Executive Compensation.”

(c)  Issuer Purchases of Equity Securities. We did not repurchase any of our securities in the year ended December 31, 2004.

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

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
		(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest income	$137,229	$97,794	$67,005	$52,891	$39,649
Interest expense	26,869	21,317	16,302	16,957	12,398

Net interest income	110,360	76,477	50,703	35,934	27,251
Provision for loan losses	25,516	17,771	12,783	2.796	1,723

Net interest income after provision for loan losses	84,844	58,706	37,920	33,138	25,528
Non-interest income
Net gain on sale of securities	1,010	506	491	—	—
Gains on sales of loans, net		—	—	1,607	—
Other non-interest income	2,047	1,594	893	753	246

Total non-interest income	3,057	2,100	1,384	2,360	246

Non-interest expense
Compensation and benefits	33,004	26,538	20,474	17,135	12,903
Other expense	21,897	14,676	12,577	10,650	11,002

Total non-interest expense	54,901	41,214	33,051	27,785	23,905

Income from continuing operations before income taxes	33,000	19,592	6,253	7,713	1,869
Income taxes	13,078	7,924	2,388	3,009	715

Income from continuing operations	19,922	11,668	3,865	4,704	1,154
Income from discontinued operations, net of tax(1)	3,783	2,183	2,551	2,237	1,917
Loss on disposal of discontinued operations, net of tax(1)	—	—	—	—	(10,304)
Cumulative effect of change in accounting principle	—	—	106	—	—

Net income (loss)	$23,705	$13,851	$6,522	$6,941	$(7,233)

Earnings (loss) per share-basic:
Continuing operations	$1.23	$0.73	$0.25	$0.29	$0.07
Discontinued operations(1)	0.23	0.14	0.16	0.14	(0.51)
Cumulative effect of change in accounting principle	—	—	0.01	—	—
Net income (loss)	1.46	0.87	0.42	0.43	(0.44)
Weighted average shares outstanding	16,209	15,914	15,630	16,017	16,392

Earnings (loss) per share-diluted, as restated:
Continuing operations	$1.10	$0.67	$0.23	$0.28	$0.07
Discontinued operations(1)	0.21	0.12	0.15	0.13	(0.51)
Cumulative effect of change in accounting principle	—	—	0.01	—	—
Net income (loss)	1.31	0.79	0.39	0.41	(0.44)
Weighted average shares outstanding	18,069	17,566	16,902	16,937	16,464

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
		(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$1,414,907	$1,663,439	$943,433	$687,725	$488,952
Loans	499,343	382,485	282,598	209,528	168,862
Mortgage loans held for sale, net(1)	—	—	—	194	712
Securities available for sale	788,090	1,202,444	603,268	284,837	223,265
Allowance for loan losses	(25,593)	(24,982)	(27,586)	(16,643)	(13,677)
Interest receivable	6,901	5,893	6,398	5,991	1,818
Deposits	71,916	498,389	468,458	357,350	348,230
Notes payable and repurchase agreements	745,295	1,052,205	384,624	114,776	—
FHLB advances	—	—	—	130,000	60,000
Securitization liabilities	352,564	—	—	—	—
Warehouse lines of credit(1)	101,776	—	—	—	—
Trust preferred securities	10,310	10,000	—	—	—
Shareholders’ equity	124,253	96,050	81,806	73,818	68,291

Operating Data
Return on average assets from continuing operations	1.25%	0.87%	0.49%	0.80%	0.25%
Return on average equity from continuing operations	17.94%	12.43%	4.88%	6.62%	1.61%
Net interest margin	7.30%	6.12%	7.03%	5.13%	8.56%
Shareholders’ equity to assets	8.78%	5.77%	8.67%	10.73%	13.97%
Tangible capital ratio of Bank	14.61%	5.69%	7.51%	7.13%	8.43%
Core capital ratio of Bank	14.61%	5.69%	7.51%	7.13%	8.43%
Risk-based capital ratio of Bank	82.48%	16.19%	17.11%	15.46%	14.36%

Asset Quality Data
Nonaccrual loans, net(2)	$—	$139	$172	$1,041	$3,067
Real estate owned(1)	—	—	—	—	871
Total non-performing assets(2)	—	139	172	1,041	3,938
Non-performing assets to total assets(2)	0.00%	0.01%	0.01%	0.53%	0.80%
Allowance for credit losses to loans held for investment	5.19%	6.48%	9.57%	8.04%	8.60%

Automobile Finance Data
Gross contracts purchased	$573,926	$442,229	$314,644	$233,368	$174,645
Contracts outstanding at period end	$528,761	$405,085	$291,689	$230,476	$174,182
Average discount on contracts purchased	6.47%	6.81%	7.06%	7.89%	8.08%
Average yield on automobile contracts, net(3)	27.42%	24.54%	22.45%	23.17%	23.22%
Unearned discount (% of net contract)(3)	4.28%	3.61%	—	—	—
Allowance for loan losses (% of net contract less unearned discount)(3)	5.13%	5.99%	9.60%	7.90%	7.29%
Total delinquencies over 30 days (% of net contracts)	0.72%	0.76%	0.73%	0.79%	0.51%
Net annual charge-offs (% of average net contracts)	5.33%	5.97%	6.37%	5.35%	4.17%
Number of branches	87	70	54	40	28

(1)	Reflects the fact that we discontinued our subprime mortgage operations in December 2000.
(2)	Non-accrual loans, net for 2000 and 2001 relating to the discontinued subprime mortgage operations were $2,281 and $352, respectively, and non-performing assets relating to these discontinued operations were $3,152 and $352, respectively.
(3)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “—Recent Changes in Accounting Estimates.”

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and notes thereto and other information included or incorporated by reference herein.

Overview

We are a specialty finance company engaged primarily in non-prime automobile finance, which includes the purchase, warehousing, securitization and servicing of non-prime automobile installment sales contracts originated by independent and franchised dealers of used automobiles. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. We conduct our automobile finance business through our wholly-owned subsidiary United Auto Credit Corporation, or UACC. Since entering the non-prime automobile finance business in 1996, we have expanded to 87 offices throughout the United States.

We generate revenues primarily from net interest income and ongoing servicing of non-prime automobile installments sales contracts.

Historically, we have also provided retail banking services through a wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank, and have conducted an insurance premium finance business. However, we have caused the Bank to exit its federal thrift charter and dissolve effective February 11, 2005, and have discontinued our insurance premium finance business. As a result, beginning with the quarterly period ended September 30, 2004, our insurance premium finance business and certain of our banking operations are treated as discontinued operations. Retail and wholesale deposits of the Bank have historically been the primary funding source for our automobile finance business. However, as part of our plan to exit the Bank’s federal thrift charter, we shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In addition, and as part of the Bank’s plan of voluntary dissolution, we completed the sale of all three branches of the Bank during the third quarter of 2004, and distributed all non-cash assets and excess capital of the Bank, including the automobile finance business, to us and PAFI. The Bank exited the federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits. Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the Office of Thrift Supervision, or OTS, which supervised the Bank.

This annual report includes restated financial statements for the years ended December 31, 2003 and 2002 and subsequent interim periods. For a further description of this restatement see “Note 2. Restatements of Consolidated Financial Statements” to our Notes to Consolidated Financial Statements in this Form 10-K.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 4. “Summary of Significant Accounting Policies” to our Notes to Consolidated Financial Statements in this Form 10-K.

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

Securitization Transactions

The transfer of our automobile contracts to the securitization trust is treated as a secured financing under accounting principles generally accepted in the United States of America, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as securitized notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

Allowance for Loan Losses

Our loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends by loan type, analysis of cumulative losses and evaluation of credit loss experienced by credit tier and geographic location. Other quantitative analyses include the concentration of any credit tier, the level of non-performance and the percentage of delinquency. Qualitative analysis includes trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

Historically, we have accounted for the purchase of automobile contracts by recording the automobile contract at face value, and allocating the purchase discount to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the automobile contract.

For all loans originated after December 31, 2002, we have established our allowance for loan losses by using the “Expected 12 month Charge Off Method” which establishes allowances based on the incurred loss method that sums the expected charge-offs for the next 12 months in each static loss pool.

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

Commencing January 1, 2003, we began to allocate the purchase price entirely to automobile contracts and unearned discount at the date of purchase. The unearned discount is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses at each reporting date. Future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

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

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we entered into various agreements prior to closing our first securitization transaction. In 2004, we entered into forward agreements in order to reduce the risk of incurring larger interest payments on our notes payable on automobile secured financing. The market value of these agreements is designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the transaction. Gains and losses on these agreements were recorded on our Consolidated Statements of Operations, because the derivative transactions did not meet the accounting literature requirements to qualify for hedge accounting. Credit risk related to these instruments is minimal. We are not currently engaged in any hedging activities.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2004 and December 31, 2003 (as restated)

General

In 2004 we reported net income of $23.7 million, or $1.31 per diluted share, compared with $13.9 million, or $0.79 per diluted share for 2003.

During the third quarter of 2004, we shifted the funding source of our automobile finance business from retail and wholesale deposits of the Bank to the public capital markets through securitizations and warehouse facilities. The effect of this change in our funding source on our balance sheet has been a decline in deposit liabilities and a corresponding increase in securitized borrowings and warehouse liabilities.

Interest income in 2004 increased to $137.2 million compared with $97.8 million in 2003 while net interest income increased to $110.4 million in 2004 from $76.5 million in 2003. Gross automobile receivables were $528.8 million at December 31, 2004 compared to $405.1 million at December 31, 2003, accounting for much of the increase in interest income and net interest income.

Interest Income

Interest income, including discontinued operations, increased to $137.2 million in 2004 from $97.8 million in 2003 due primarily to a $233.5 million increase in average interest earning assets and a 128 basis point increase in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile contracts, which increased $103.6 million in 2004, and investment securities, which increased $135.0 million in 2004. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of this business unit.

The increase in the average yield on interest earning assets was principally due to a general increase in the market interest rates and the increase in the percentage of assets held in loans, which have higher yields compared to securities. Securities, with an average yield of 1.87%, comprised 69.8% of our average interest earning assets for 2004. Securities, with an average yield of 1.78%, comprised 71.8% of our average interest earning assets for 2003.

Interest Expense

Interest expense, including discontinued operations, increased to $28.8 million in 2004 from $23.1 million in 2003, due to a $239.2 million increase in average interest bearing liabilities, partially offset by a 8 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of the increase in interest bearing liabilities were securitization borrowings, which increased to an average balance of $107.0 million in 2004 from an average balance of $0.0 million in 2003 because we did our first securitization in September 2004, warehouse borrowings, which increased to an average balance of $16.7 million in 2004 from an average balance of $0.0 million in 2003 because we opened our first warehouse borrowing in September 2004; and repurchase agreements, which increased to an average balance of $934.4 million from an average balance of $755.8 million in 2003.

Average Balance Sheets

The following table sets forth information for the years ended December 31, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2004			2003
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$1,066,544	$19,959	1.87%	$931,555	$16,597	1.78%
Insurance premium finance loans, net(3)	34,175	3,959	11.58%	39,289	4,459	11.35%
Automobile installment contracts, net(4)	425,007	116,270	27.36%	321,413	81,197	25.26%

Total interest earning assets	1,525,726	140,188	9.19%	1,292,257	102,253	7.91%

Non-interest earning assets	64,404			42,030

Total assets	$1,590,130			$1,334,287

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$402,950	$10,605	2.63%	$476,429	14,048	2.95%
Repurchase agreements	934,413	13,349	1.43%	755,755	9,098	1.20%
Warehouse borrowings	16,714	694	4.15%	—	—	—%
Securitization	107,018	3,736	3.49%	—	—	—%
Trust Preferred	10,305	460	4.46%	—	—	—%

Total interest bearing liabilities	1,471,400	28,844	1.96%	1,232,184	23,146	1.88%

Non-interest bearing liabilities	7,653			8,220

Total liabilities	1,479,053			1,240,404
Equity	111,077			93,883

Total liabilities and equity	$1,590,130			$1,334,287

Net interest income before provision for loan losses		$111,344			$79,107

Net interest rate spread(5)			7.23%			6.03%
Net interest margin(6)			7.30%			6.12%
Ratio of interest earning assets to interest bearing liabilities			104%			104%

(1)	Average balances are measured on a month-end basis.

(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

Rate and Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities have affected our interest income and interest expense during the periods indicated. Information is provided in each category with respect to changes attributable to changes in volume (changes in volume multiplied by prior rate), changes attributable to changes in rate (changes in rate multiplied by prior volume) and the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	(As Restated)
	Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Securities	$2,495	$867	$3,362
Insurance premium finance loans, net	(595)	95	(500)
Automobile installment contracts, net	26,557	8,516	35,073

Total interest earning assets	28,457	9,478	37,935

Interest bearing liabilities:
Customer deposits	(2,029)	(1,414)	(3,443)
Repurchase agreements	2,375	1,876	4,251
Warehouse line	694	—	694
Securitization	3,736	—	3,736
Trust preferred	460	—	460

Total interest bearing liabilities	5,236	462	5,698

Change in net interest income	$23,221	$9,016	$32,237

Provision and Allowance for Loan Losses

The provision for loan losses was $25.5 million for the year ended December 31, 2004 compared to $17.8 million for the year ended December 31, 2003.

The total allowance for loan losses was $25.6 million at December 31, 2004 compared with $25.0 million at December 31, 2003, representing 5.12% of loans at December 31, 2004 and 6.53% at December 31, 2003.

Annualized net charge-offs to average loans were 5.42% for the year ended December 31, 2004 compared with 5.65% for the year ended December 31, 2003.

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

For further information see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $1.0 million to $3.1 million in 2004 from $2.1 million in 2003.

Non-interest Expense

Non-interest expense increased $13.7 million to $54.9 million in 2004 from $41.2 million in 2003. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $6.5 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $645,000 reflecting the costs associated with maintaining and expanding the branch offices in the automobile finance lending area. During 2004, we opened 17 new branches for a total of 87 branches at December 31, 2004. During 2004 we recognized a loss in market value of $2.2 million on derivative instruments used to hedge our interest rate risk in our fixed rate loan portfolio. For more information see “—Critical Accounting Policies.”

Income Taxes

Income taxes increased $5.2 million to $13.1 million in 2004 from $7.9 million in 2003. This increase occurred primarily as a result of a $13.4 million increase in taxable income from continuing operations before income taxes.

Comparison of Operating Results for the Years Ended December 31, 2003 (as restated) and December 31, 2002 (as restated)

General

Net income in 2003 was $13.9 million, or $0.79 per diluted share, compared with $6.5 million, or $0.39 per diluted share for 2002.

Interest income in 2003 increased to $97.8 million compared with $67.0 million in 2002 while net interest income increased to $76.5 million in 2003 from $50.7 million in 2002. Gross automobile receivables were $405.1 million at December 31, 2003 compared to $293.4 million at December 31, 2002, accounting for much of the increase in interest income and net interest income. Additionally in 2003, the Bank began accreting the unearned discount on purchased contracts as an adjustment to yield over the life of the automobile contract.

Interest Income

Interest income, including discontinued operations, increased to $97.8 million in 2003 from $67.0 million in 2002 due primarily to a $536.0 million increase in average interest earning assets, partially offset by a 165 basis point decrease in the weighted average interest rate on interest earning assets. The largest components of growth in our average interest earning assets were automobile contracts, which increased $91.9 million in 2003 and investment securities, which increased $444.5 million in 2003. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of this business unit. The increase in investment securities was primarily a result of the increase in assets required for the Bank to meet the QTL test under federal regulations, requiring a specified level of qualified thrift investments.

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

Subsequent to filing Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2003, as part of our ongoing review and analysis of our internal controls over financial reporting for Sarbanes-Oxley compliance, management discovered that, due to a 1998 programming error in the Company’s computer-based accounting systems, the systems have failed to properly reverse accrued interest on certain charged-off accounts since 1998. Also, management has determined that the accretion of discount on purchased loans did not properly reflect the level yield method of reporting interest income and the methodology used to implement Practice Bulletin 6 prior to January 1, 2003 was incorrect. During those years, any expected credit loss over the life of a pool of loans in excess of the amount of discount on purchased loans was treated as an adjustment of interest income over the life of the loans, when it should properly have been charged to provision for loan losses. Consequently, this led to a decision to restate our financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged-off accounts. For a further description of this restatement see “Note 2. Restatements of Consolidated Financial Statements” to our Notes to Consolidated Financial Statements in this Form 10-K.

Interest Expense

Interest expense, including discontinued operations, increased to $21.3 million in 2003 from $16.3 million in 2002, due to a $527.6 million increase in average interest bearing liabilities, partially offset by a 84 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of the increase in interest bearing liabilities were deposits of the Bank, which increased to an average balance of $476.4 million in 2003 from an average balance of $405.5 million in 2002, and borrowings under repurchase agreements, which increased to an average balance of $755.8 million in 2003 from an average balance of $260.1 million in 2002. The increase in borrowings under repurchase agreements resulted from the necessity to increase assets to comply with the QTL test of the OTS.

The average cost of deposits decreased to 2.95% in 2003 from 3.37% in 2002, generally as a result of a decrease in market interest rates and the repricing of deposits to these lower market rates.

Average Balance Sheets

The following tables set forth information for the years ended December 31, 2003 and 2002. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities allocated to continuing operations, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2003			2002
	(As Restated)			(As Restated)
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities	$931,555	$16,597	1.78%	$487,015	$13,344	2.74%
Mortgage loans, net(2)	—	—	—%	121	3	2.48%
Insurance premium finance loans, net(3)	39,289	4,459	11.35%	39,790	5,301	13.32%
Automobile installment contracts, net(4)	321,413	81,197	25.26%	229,499	53,661	23.38%

Total interest earning assets	1,292,257	102,253	7.91%	756,425	72,309	9.56%

Non-interest earning assets	42,030			34,741

Total assets	$1,334,287			$791,166

Liabilities and Equity
Interest bearing liabilities
Customer deposits	$476,429	14,048	2.95%	$405,540	13,676	3.37%
Repurchase agreements	755,755	9,098	1.20%	260,139	4,650	1.79%
FHLB advances	—	—	—%	38,947	824	2.12%

Total interest bearing liabilities	1,232,184	23,146	1.88%	704,626	19,150	2.72%

Non-interest bearing liabilities	8,220			7,360

Total liabilities	1,240,404			711,986
Equity	93,883			79,180

Total liabilities and equity	$1,334,287			$791,166

Net interest income before provision for loan losses		$79,107			$53,159

Net interest rate spread(5)			6.03%			6.84%
Net interest margin(6)			6.12%			7.03%
Ratio of interest earning assets to interest bearing liabilities			104%			107%

(1)	Average balances are measured on a month-end basis.
(2)	Net of deferred loan origination fees, allowance for loan losses, unamortized discounts and premiums; includes non-performing loans.
(3)	Net of allowance for loan losses, includes non-performing loans.
(4)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(5)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(6)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2003 Compared to Year Ended December 31, 2002
	(As Restated)
	Increase (Decrease)
	Volume	Rate	Net
	(In thousands)
Interest earning assets:
Securities	$5,273	$(2,020)	$3,253
Mortgage loans, net	(2)	(1)	(3)
Insurance premium finance loans, net	(66)	(776)	(842)
Automobile installment contracts, net	21,669	5,867	27,536

Total interest earning assets	26,874	3,070	29,944

Interest bearing liabilities:
Customer deposits	1,323	(951)	372
Notes payable	5,368	(920)	4,448
FHLB advances	(412)	(412)	(824)

Total interest bearing liabilities	6,279	(2,283)	3,996

Change in net interest income	$20,595	$5,353	$25,948

Provision and Allowance for Loan Losses

The provision for loan losses was $17.8 (as restated) million for the year ended December 31, 2003 compared to $12.8 million (as restated) for the year ended December 31, 2002. The provision for 2003 reflects a provision expense of $17.8 million in UACC largely due to a change in accounting estimate described above in “—Critical Accounting Policies,” partially offset by an $34,000 negative provision expense in our insurance premium finance business. The negative provision expense in the insurance premium finance business occurred because our portfolio mix for insurance premium loans changed during 2002 and 2003. Our portfolio experienced a decrease in higher loss consumer transactions and an increase in lower loss commercial transactions. As a result, 2002 and 2003 have shown a substantial decrease in charge-offs in the insurance premium finance business. Therefore, the allowance for loan losses for our insurance premium finance business required a negative provision expense.

The total allowance for loan losses was $25.0 million (as restated) at December 31, 2003 compared with $27.6 million (as restated) at December 31, 2002, representing 6.53% of loans at December 31, 2003 and 9.76% at December 31, 2002.

Annualized net charge-offs to average loans were 5.65% for the year ended December 31, 2003 compared with 6.33% for the year ended December 31, 2002. The allowance for loan losses for 2003 was favorably impacted by the recovery of $537,000 from the State of California for refund of sales taxes on repossessed automobiles. We applied for this refund of sales taxes based on a memorandum of opinion issued by the Board of

Equalization of the State of California in 2000 wherein the State of California was required to refund sales taxes that had been paid on the loss portion of a repossessed automobile since January 1999. All amounts charged-off on an automobile loan are charged to the allowance for loan losses. Thus, when we received a refund of sales taxes from the State of California, we returned the entire portion of that sales tax refund to the allowance account.

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

For further information see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $.7 million to $2.1 million in 2003 from $1.4 million in 2002. The increase resulted from $221,000 of interest on income tax refunds received from the State of California for 1997 and 1998.

Non-interest Expense

Non-interest expense increased $8.1 million to $41.2 million in 2003 from $33.1 million in 2002. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $6.0 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $700,000 reflecting the costs associated with maintaining and expanding the branch offices in the automobile finance lending area. During 2003, we opened 16 new branches for a total of 70 branches at December 31, 2003.

Income Taxes

Income taxes increased $5.5 million to $7.9 million in 2003 from $2.4 million in 2002. This increase occurred primarily as a result of a $13.3 increase in taxable income from continuing operations before income taxes and cumulative affect of change in accounting principle.

Financial Condition

Comparison of Financial Condition at December 31, 2004 and December 31, 2003 (As Restated)

Total assets decreased $248.5 million, to $1,414.9 million at December 31, 2004 from $1,663.4 million at December 31, 2003. The decrease occurred primarily as a result of a $404.3 million decrease in securities available for sale, which decreased to $798.1 million at December 31, 2004 from $1,202.4 million at December 31, 2003 partially offset by a $126.8 million increase in loans, which increased to $524.2 million at December 31, 2004 from $397.4 million at December 31, 2003.

Loans increased largely as a result of planned expansion in our automobile loan portfolio. Securities available-for-sale decreased as a result of our decision to decrease the amount of securities funded with repurchase agreements.

Premises and equipment increased $300,000 to $3.5 million at December 31, 2004 from $3.2 million at December 31, 2003 primarily as a result of the continuing growth of our automobile finance business.

Deposits decreased $426.5 million, to $71.9 million at December 31, 2004 from $498.4 million at December 31, 2003. The deposit decrease is a result of our decision to exit the thrift charter and to fund our operations with commercial securitizations and warehouse borrowings.

Securitization liabilities increased to $352.6 million at December 31, 2004 from $0.00 at December 31, 2003 due to the completion of our initial securitization of automobile contracts in the third quarter of 2004 as part of our plan to eliminate the reliance on insured deposits as our funding source.

Warehouse liabilities increased to $101.8 million at December 31, 2004 from $0.00 at December 31, 2003 due to the implementation of our first warehouse borrowing facility in the third quarter of 2004 as part of our plan to eliminate the reliance on insured deposits as our funding source.

Other interest bearing liabilities include borrowings under repurchase agreements. Borrowings under repurchase agreements were $745.3 million as of December 31, 2004 as compared with $1,052.2 million as of December 31 2003. The decrease in borrowings under repurchase agreements was primarily due to our decision to decrease the amount of securities funded with repurchase agreements.

Shareholders’ equity increased to $124.3 million at December 31, 2004 from $96.1 million at December 31, 2003, as a result of our 2004 profit of $23.7 million and a $4.2 million increase from the exercise of stock options and related tax benefits in 2004, partially offset by a $275,000 reduction of unrealized gain on securities.

Comparison of Financial Condition at December 31, 2003 (as restated) and December 31, 2002 (as restated)

Total assets increased $718.4 million, to $1,663.4 million at December 31, 2003 from $943.4 million at December 31, 2002. The increase occurred primarily as a result of a $599.1 million increase in securities available for sale, which increased to $1,202.4 million at December 31, 2003 from $603.3 million at December 31, 2002 and a $114.8 million increase in loans, which increased to $397.4 million at December 31, 2003 from $282.6 million at December 31, 2002.

Loans increased largely as a result of planned expansion in our automobile loan portfolio. Securities available-for-sale increased as a result of the conversion of short-term investments and the reinvestment of proceeds of increased borrowings under repurchase agreements. The increase in the assets was required in order for us to meet the QTL test under federal regulatory regulations.

Premises and equipment increased $500,000 to $3.2 million at December 31, 2003 from $2.7 million at December 31, 2002 primarily as a result of the continuing growth of our automobile finance business.

Deposits increased $29.9 million, to $498.4 million at December 31, 2003 from $468.5 million at December 31, 2002. Retail deposits increased $31.3 million, which increased to $344.0 million at December 31, 2003 from $312.7 million at December 31, 2002, including internet originated deposits.

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

Shareholders’ equity increased to $96.1 million at December 31, 2003 from $81.8 million at December 31, 2002, as a result of our 2003 profit of $13.9 million and a $1.2 million increase from the exercise of stock options in 2003, partially offset by a $759,000 reduction of unrealized gain on securities.

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

Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans which we originate and the interest rates paid on deposits and other financing facilities, which can be adversely affected by movements in interest rates.

Our interest rate sensitivity is monitored by the Board of Directors and management through the use of a model, which estimates the change in our net portfolio value, or NPV, over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets and liabilities, and “NPV Ratio” is defined as the NPV in that scenario divided by the market value of assets in the same scenario. We utilize a market value model based on the quarterly financial information.

The following table shows the NPV and projected change in the NPV of the Bank at December 31, 2004, the most recent date for which the relevant NPV model is available, assuming an instantaneous and sustained change in market interest rates of 100, 200 and 300 basis points.

Interest Rate Sensitivity of Net Portfolio Value

	Net Portfolio Value			NPV as % of Portfolio Value of Assets
Change in Rates	$ Amount	$ Change	% Change	NPV Ratio	% Change
	(Dollars in thousands)
+300 basis points	$10,723	$(1,648)	-13.32%	12.93%	-199 bp
+200 basis points	11,382	(989)	-7.99%	13.62%	-130 bp
+100 basis points	11,947	(424)	-3.43%	14.20%	-72 bp
0 basis points	12,371	—	—%	14.92%	-bp
-100 basis points	12,416	45	+0.37%	14.68%	+24 bp
-200 basis points	12,455	84	+0.68%	14.71%	+4 bp
-300 basis points	12,512	141	+1.14%	14.77%	+15 bp

At December 31, 2004, the Bank’s sensitivity measure resulting from a 200 basis point decrease in interest rates was +4 basis points and would result in $84,000 increase in the NPV of the Bank, and from a 200 basis point increase in interest rates was -130 basis points and would result in a $989,000 decrease in the NPV of the Bank.

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

The automobile contracts originated by us are fixed rate. We expect to implement a new securitization each 6 months, which are also fixed rate borrowings. We have interest rate risk on our fixed rate loans while they are funded with warehouse borrowings because the warehouse borrowings are variable rate. We limit this exposure through the use of frequent securitizations.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Historically, our primary source of funds has been insured deposits at the Bank and commercial repurchase agreements, and, to a lesser extent, FHLB advances, interest payments on short-term investments and proceeds from the maturation of securities. However, during the third quarter we shifted the funding source of our automobile finance business primarily to warehouse credit lines and securitizations. As of December 31, 2004, we still held a small portfolio of Bank deposits. However, following the cancellation of the Bank’s federal thrift charter effective February 11, 2005, we no longer rely on insured deposits of the Bank or FHLB advances as a funding source.

Our primary uses of cash include:

•	acquisition of automobile contracts;

•	securitization costs;

•	operating expenses; and

•	interest expense.

The capital resources available to us include:

•	interest income on automobile contracts;

•	servicing fees that we earn under the automobile securitizations;

•	releases from the spread accounts relating to the securitization;

•	automobile loan securitization proceeds;

•	borrowings under our credit facilities;

•	commercial repurchase agreements; and

•	our securities portfolio.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in origination and servicing capabilities and ongoing operations.

Securitizations

We completed one securitization transaction in the third quarter of 2004. This transaction is structured as an on-balance sheet transaction, recorded as secured financing. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Business—Factors That May Affect Future Results of Operations.” The sale is structured as an on-balance sheet transaction so the trust is included in our consolidated financial statements.

In our securitization we sold our automobile contracts to a newly formed owner trust, which issued notes. The table below provides information about the outstanding trust assets and liabilities as of December 31, 2004. The sale is structured as an on-balance sheet transaction so the trust is included in our consolidated financial statements.

December 31, 2004
(In thousands)
Total assets	$415,321
Total liabilities	$352,564

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

Other Sources of Funds

The collection of principal and interest from contracts originated and securitized and the release of cash from the securitization-spread account is another source of significant funds for us. Pursuant to the securitization, we receive cash released from the trustee from the spread account on the securitization once the spread account reaches a predetermined funding level. The amount released from the spread account represents the return of the initial deposits to such accounts as well as the release of the excess spread on the securitized contract.

For future securitizations, collections of principal and interest may be deposited into collection accounts established in connection with the securitization. We may receive access to the amounts deposited into collection accounts and amounts held in the spread account for these securitizations. We use the amounts received in our daily operations, although delinquency or charge off rates in a securitization that exceeds established triggers, will require that amounts being held in spread accounts increase.

Deposits

As of December 31, 2004, we had deposits remaining in the Bank of $71.9 million. These deposits were under contract for sale at that date and were sold on February 5, 2005. The Bank dissolved upon cancellation of its federal thrift charter as of February 11, 2005. Accordingly, we will no longer have access to insured deposits to fund our operations.

The following table sets forth the balances and rates paid on each category of deposits at the dates indicated.

	December 31,
	2004		2003		2002
	Balance	Weighted Average Rate	Balance	Weighted Average Rate	Balance	Weighted Average Rate
	(Dollars in thousands)
Passbook accounts	$—	—%	$72,990	1.45%	$52,911	1.72%
Checking accounts	35	—%	19,331	0.71%	16,854	1.00%
Certificates of deposit
Under $100,000	33,267	2.88%	310,535	3.00%	314,130	3.63%
$100,000 and over	38,614	2.60%	95,533	2.53%	84,563	3.13%

Total	$71,916	2.73%	$498,389	2.59%	$468,458	3.23%

The following table sets forth the time remaining until maturity for all CDs at December 31, 2004, 2003 and 2002.

	2004	2003	2002
	(In thousands)
Maturity within one year	$48,924	$184,292	$185,295
Maturity within two years	17,593	86,812	58,852
Maturity within three years	4,571	79,332	41,628
Maturity over three years	793	55,632	112,918

Total certificates of deposit	$71,881	$406,068	$398,693

The following table sets forth the time remaining until maturity for CD’s with balances of $100,000 and over at December 31, 2004, 2003 and 2002.

	December 31, 2004	December 31, 2003	December 31, 2002
	(Dollars in thousands)
Maturity in:
Less than 3 months	$5,300	$23,213	$25,200
3-6 months	5,740	12,598	14,236
6-12 months	16,893	20,799	17,339
Over 12 months	10,681	38,923	27,788

	$38,614	$95,533	$84,563

In 2003, we issued junior subordinated debt of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company obligated mandatorily redeemable preferred securities.

Capital Requirements

As shown below, the Bank’s regulatory capital exceeded all minimum regulatory capital requirements applicable to it as of December 31, 2004.

	December 31, 2004
	(As Restated)
	Amount	Percent of Adjusted Assets
	(Dollars in thousands)
GAAP Capital	$12,388	14.61%
Tangible Capital:(1)
Regulatory requirement	$1,272	1.50%
Actual capital	12,388	14.61%
Excess	$11,116	13.11%
Leverage (Core) Capital:(1)
Regulatory requirement	$3,382	4.00%
Actual capital	12,388	14.61%
Excess	$9,006	10.61%
Risk-Based Capital:(2)
Regulatory requirement	$1,202	8.00%
Actual capital	12.388	82.48%
Excess	$11,186	74.48%

(1)	Regulatory capital reflects modifications from GAAP due to excess reserve for loan loss not permitted to be included in regulatory capital.
(2)	Based on risk-weighted assets of $14.9 million.

The following table sets forth certain information regarding our short-term borrowed funds (consisting of FHLB advances and borrowings under repurchase agreements) at or for the periods ended on the dates indicated.

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
FHLB advances
Maximum month-end balance	$—	$—	$130,000
Balance at end of period	—	—	—
Average balance for period	—	—	38,974
Weighted average interest rate on balance at end of period	—%	—%	—
Weighted average interest rate on average balance for period	—%	—%	2.11%
Repurchase agreements
Maximum month-end balance	$1,082,061	$1,052,205	$410,234
Balance at end of period	745,295	1,052,205	384,624
Average balance for period	934,413	755,755	260,139
Weighted average interest rate on balance at end of period	2.41%	1.14%	1.40%
Weighted average interest rate on average balance for period	1.43%	1.20%	1.79%
Securitized borrowings
Maximum month-end balance	$420,000	$—	$—
Balance at end of period	352,564	—	—
Average balance for period	107,018	—	—
Weighted average interest rate on balance at end of period	2.77%	—%	—%
Weighted average interest rate on average balance for period	3.49%	—%	—%
Warehouse facilities
Maximum month end balance	$101,776	$—	$—
Balance at end of period	101,776	—	—
Average balance for period	16,714	—	—
Weighted average interest rate on balance at end of period	2.31%	—%	—%
Weighted average interest rate on average balance for period	4.15%	—%	—%

Aggregate Contractual Obligations

We had no material contractual obligations or commitments for capital expenditures at December 31, 2004. All of our properties are leased for terms expiring on various dates to 2009, many with options to extend the lease term.

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2004.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Deposits	$48,959	$22,164	$793	$—	$71,916
Repurchase agreements	745,295	—	—	—	745,295
Securitizations	164,014	188,550	—	—	352,564
Warehouse facility	101,776	—	—	—	101,776
Operating lease obligations	3,538	4,889	1,857	21	10,305
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$1,063,582	$215,603	$2,650	$10,331	$1,292,166

The obligations are categorized by their contractual due dates. Certain deposit accounts have no stated maturity but have been presented here as maturing in less than one year. Therefore, the total commitments do not necessarily represent future cash requirements. We may, at our option, prepay Trust Preferred Securities prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio

At December 31, 2004, our net loan portfolio consisted of $473.8 million, representing 33.6% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2004	2003	2002	2001	2000
		(as restated)	(as restated)	(as restated)	(as restated)
	(In Thousands)
Consumer Loans
Automobile installment contracts	$528,761	$405,085	$291,689	$230,476	$174,182
Other consumer loans	4	49	80	98	576

Total consumer loans	528,765	405,134	291,769	230,574	174,758

Mortgage Loans
Mortgage loans	—	—	—	—	16,784
Sub-prime mortgage loans	—	—	—	352	1,845

Total mortgage loans	—	—	—	352	18,629

Commercial Loans
Other commercial loans	—	—	—	—	55

Total commercial loans	—	—	—	—	55

Total loans	528,765	405,134	291,769	230,926	193,442
Unearned discounts(1)	(24,827)	(14,932)	—	—	(728)
Unearned finance charges(1)	(4,595)	(7,717)	(9,171)	(20,850)	(22,007)
Allowance for loan losses(1)	(25,593)	(24,982)	(27,586)	(16,801)	(14,810)

Total loans, net	$473,750	$357,503	$255,012	$193,275	$155,897

(1)	See “—Critical Accounting Policies”

Loan Maturities

The following table sets forth the dollar amount of loans maturing in our loan portfolio at December 31, 2004 based on final maturity. Loan balances are reflected before unearned discounts and premiums, unearned finance charges and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(In thousands)
Consumer loans	$11,135	$176,038	$340,374	$1,218	$528,765

Total	$11,135	$176,038	$340,374	$1,218	$528,765

All loans maturing over one year are fixed rate loans.

Allocation of the Allowance for Loan Losses

The following table provides a summary of the allocation of the allowance for loan losses for specific loan categories at the dates indicated. The percentage shown represent the loans for each category as a percentage of the gross loans. The allocation presented should not be interpreted as an indication that charges to the allowance for loan losses will be incurred in these amounts or proportions, or that the portion of the allowance allocated to each loan category represents the total amounts available for charge-offs that may occur within these categories.

	2004		2003		2002		2001		2000
			(As Restated)		(As Restated)		(As Restated)		(As Restated)
Allowance for loan losses
Consumer loans	$25,593	100.00%	$24,798	99.26%	$27,352	99.15%	$16,505	98.26%	$12,636	85.32%
Mortgage loans	—	0.00%	—	0.00%	0	0.00%	159	0.94%	2,174	14.68%
Commercial loans	—	0.00%	184	0.74%	234	0.85%	137	0.81%	0	0.00%

Total Allowance for loan losses	$25,593		$24,982		$27,586		$16,801		$14,810

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio.

The total allowance for loan losses was $25.6 million at December 31, 2004 compared with $25.0 million at December 31, 2003 (as restated), representing 5.12% of loans at December 31, 2004 and 6.53% at December 31, 2003. Unearned discounts on loans totaled $24.8 million at December 31, 2004 compared with $14.9 million at December 31, 2003, representing 4.74% of loans at December 31, 2004 compared to 3.60% of loans at December 31, 2003. The change in the total allowance for loan losses as of December 31, 2004 was primarily due to the change in accounting estimate discussed above in “—Critical Accounting Policies.”

Allowance for Loan Losses

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2004	2003	2002	2001	2000.
		(as restated)	(as restated)	(as restated)	(as restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$24,982	$27,586	$16,807	$14,810	$13,750
Provision for loan losses—continuing operations(1)	25,516	17,771	12,783	2,796	1,723
Provision for loan losses—discontinued operations					2,396
Charge-offs
Mortgage loans		—	—	(1,713)	(6,402)
Consumer loans	(26,386)	(22,000)	(17,927)	(8,699)	(5,623)

	(26,389)	(22,000)	(17,927)	(10,412)	(12,025)
Recoveries
Mortgage loans	—	—	—	140	327
Consumer loans	1,481	1,625	866	8	74

	1,481	1,625	866	148	401

Net charge-offs	(24,905)	(20,375)	(17,061)	(10,264)	(11,624)
Acquisition discounts allocated to loss allowance(1)	—	—	15,057	9,465	8,565

Balance at end of year	$25,593	$24,982	$27,586	$16,807	$14,810

Annualized net charge-offs to average loans	5.42%	5.65%	6.33%	4.59%	6.08%
Ending allowance to period end loans	5.12%	6.53%	9.76%	8.11%	7.80%

(1)	See “—Critical Accounting Policies”

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at December 31, 2004, 2003 and 2002.

	December 31,
	2004		2003		2002
			(as restated)		(as restated)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,522	0.5%	$2,015	0.5%	$1,316	0.5%
60 to 89 days	856	0.1%	674	0.2%	581	0.2%
90+ days	416	0.1%	390	0.1%	251	0.1%

Total	3,794	0.7%	$3,079	0.8%	$2,148	0.8%

Nonaccrual and Past Due Loans

UACC’s policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at December 31, 2004, 2003, 2002, 2001, and 2000.

	December 31,
	2004	2003	2002	2001	2000
		(as restated)	(as restated)	(as restated)	(as restated)
Nonaccrual loans
Mortgage loans	$—	$—	$—	$352	$2,281
Consumer and other loans	—	139	172	689	1,323

Total	$—	$139	$172	$1,041	$3,604

Nonaccrual loans as a percentage of total loans	0.00%	0.01%	0.05%	0.41%	1.74%
Allowance for loan losses as a percentage of total loans	5.12%	6.53%	9.76%	8.11%	7.80%

At December 31, 2004, the Bank had no loans not disclosed above as non-accrual loans, as to which management has serious doubts as to the ability of the borrower to comply with the present loan repayment terms and which may result in disclosure of these loans as non-accrual loans.

Cash Equivalents and Securities Portfolio

Our cash equivalents and securities portfolios are used primarily for liquidity and investment income purposes. Cash equivalents and securities satisfy regulatory requirements for liquidity.

The following is a summary of overnight deposits, our short-term investments and securities portfolios as of the dates indicated.

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Balance at end of period
Overnight deposits	$49,921	$5,833	$3,590
U.S. agency securities	34,747	105,277	288,193
U.S. mortgage backed securities	763,343	1,097,167	315,075
Mutual funds	—	—	—
Total	$848,011	$1,208,277	$606,858
Weighted average yield at end of period
Overnight deposits	2.06%	0.55%	0.69%
U.S. agency securities	1.82%	1.29%	2.10%
U.S. mortgage backed securities	2.93%	1.66%	2.43%
Mutual funds (mortgage backed securities)	—	—	—
Weighted average maturity at end of period
Overnight deposits	1 day	1 day	1 day
U.S. agency securities	37 months	36 Months	55 months
U.S. mortgage backed securities	316 months	313 months	286 months
Mutual funds (mortgage backed securities)	—	—	—

At December 31, 2004, $49,921 of overnight deposits and $10,000 U.S. agency securities were classified as assets of discontinued operations.

Recent Accounting Developments

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before

January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. We have evaluated the impact of applying FIN 46R to existing variable interest entities in which we have variable interests. The adoption of FIN 46R did not have a material impact on our consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of a loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that this pronouncement will not have a material impact on our consolidated financial position and results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF describes a model that involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. Management believes that the adoption of this EITF will not have a material impact on our consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123-R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Companies that are not Small Business Issuers are required to apply SFAS No. 123-R as of the first interim or annual reporting period that begins after June 15, 2005. Thus, our consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2004 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes that this pronouncement will not have a material impact on our consolidated financial position and results of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management believes that this pronouncement will not have a material impact on our consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

We have previously reported changes in accountants under current reports on Forms 8-K.

Item 9A.    Disclosure of Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the quarter ended December 31, 2004, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. We believe that our disclosure controls and procedures have improved due to the scrutiny of the matters discussed below under “Internal Control Over Financial Reporting,” which scrutiny occurred during the quarter ended December 31, 2004. However, we note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Based on the evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that the design of our disclosure controls and procedures was not effective in ensuring that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed summarized and reported within time periods specified in SEC rules and forms.

(b) Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

We prepared and are responsible for the consolidated financial statements that appear in this Annual Report. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. We are also responsible for the preparation of other financial information that is included in this Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A “material weakness” is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

As of the end of the year ended December 31, 2004, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting. During 2004, management participated in an ongoing review and analysis of our internal controls over financial reporting for Sarbanes-Oxley compliance. As part of that ongoing review, management used the criteria established in “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that review and analysis, our management concluded that we had material weaknesses in internal controls over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures and controls over accounting and financial reporting, as more fully described below (See “—Material Weaknesses and Remediation Efforts”) and in our Management’s Report On Internal Control Over Financial Reporting, at page F-2, which accompanies our audited consolidated financial statements. Because of the foregoing material weaknesses, management concluded that our internal control over financial reporting was not effective as of December 31, 2004 based on the criteria established in COSO.

Restatements and Revisions to Our Financial Statements

During the quarter ended September 30, 2004, in connection with the preparation and review of our consolidated financial statements for the quarter ended June 30, 2004, our former independent auditors, KPMG LLP, advised us regarding an error in the application of the individual pool methodology utilized for determining the adequacy of our allowance for loan losses and the related provision for loan losses. The identified errors in the computation of our allowance for loan losses and corresponding provision for loan losses led to a decision to restate our consolidated financial statements for the years ended December 31, 2003 and 2002 and subsequent quarterly periods. As a result, we determined that an additional provision for loan losses in the amount of $3,010,000 ($4,869,000 pre tax) was required for 2002, which, in turn affected the provisions required for 2003 (no net change) and a decrease in provision for loan loss in the amount of $1,918,000 ($2,697,000 pre tax) for 2004. We were also advised to correct the computation of earnings per share and made a reclassification of a gain on sale of residual interest as discontinued operations. A further description about these restatements is included in Amendment No. 1 on Form 10-K/A, which we filed on September 3, 2004, under “Note 2. Restatements of Consolidated Financial Statements” to our Notes to Consolidated Financial Statements in the Amendment No. 1 on Form 10-K/A for the year ended December 31, 2003.

Further, on September 24, 2004, KPMG LLP advised us that in connection with its audit for the years ended December 31, 2003 and 2002 and through September 24, 2004, it had noted certain material weaknesses in the Company’s internal financial reporting and accounting controls, related to our processes for determining the adequacy of the allowance for loan losses and our lack of sufficient resources in financial reporting and accounting departments as described below:

•	Our individual static pool methodology utilized in estimating the appropriate amount of the allowance for loan losses and the related provision for loan losses was not sufficient to identify, on a timely basis, the additional provisions required to compensate for allowance shortfalls on an individual pool basis. In addition, our documentation was insufficient in addressing the systematic methodology of measuring loan losses and evaluating the appropriateness of the allowance for loan losses in conformity with the principles set forth in SEC Staff Accounting Bulletin No. 102.

•	Inadequate monitoring over financial accounting standards was noted in conjunction with inadequate controls to appropriately interpret and implement financial accounting standards in accordance with GAAP.

During the quarter ended December 31, 2004, as part of our ongoing analysis and review of internal controls over financial reporting for Sarbanes-Oxley compliance, management discovered that, due to a 1998 programming error in our computer-based accounting systems, the systems have failed to properly reverse accrued interest on certain charged off accounts since 1998. The impact of that error resulted in a reduction in net income after tax for each of the periods in the amount of $389,000 in 2001 ($649,000 pre tax), $690,000 in 2002 ($1,132,000 pre tax), $1,084,000 ($1,810,000 pre tax) in 2003 and $650,000 for the first two quarters of 2004 ($1,087,000 pre tax). Additionally, during the quarter ended December 31, 2004, we have reflected all market adjustments in the values of our derivative instruments used to limit interest rate risk in ordinary expense and adjusted the amortization of our capitalized asset against interest income to more closely reflect the level yield method of interest calculation. Consequently, during the quarter ended December 31, 2004, we made a decision to restate our consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged off accounts. This annual report on Form 10-K includes a restatement to our consolidated financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods. The restatements of such consolidated financial statements for the years ended December 31, 2003 and 2002 included in this annual report have been audited and the restatements of such consolidated financial statements for prior interim periods have been reviewed. For a discussion about these restatements see “Note 2. Restatements of Consolidated Financial Statements” in this Annual Report on Form 10-K.

During the first quarter of 2005, as part of the audits of our consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, we made the following corrections to our consolidated financial statements:

•	Our methodology used to implement Practice Bulletin 6 prior to January 1, 2003 was incorrect. Whereas we previously treated any expected credit loss over the life of a pool of loans in excess of the amount of discount on the purchased loans as an adjustment of interest income over the life of the loans, such excess losses should properly have been charged to our provision for loan losses. The impact of this correction was an increase in net income in 2004 of $769,000 after tax ($1,290,000 pre tax) and in 2003 of $1,996,000 after tax ($3,349,000 pre tax) and a decrease in net income in 2002 of $ 2,294,000 after tax ($3,712,000 pre tax) and in 2001 of $430,000 after tax ($698,000 pre tax).

•	Our methodology to accrete discount on purchased loans did not properly reflect the level yield method of reporting interest income. The method which we had previously used resulted in an overstatement of accreted discount during earlier periods in the life of a loan, with a corresponding understatement of accreted discount in the later periods of a loan. The impact of this change decreased interest income on loans in 2004 by $521,000 after tax ($884,000 pre tax) and in 2003 by $333,000 after tax ($564,000 pre tax) and will result in an increase in future years as this discount is accreted into income in the future.

•	An error occurred in our calculation of the provision for loan losses for the fourth quarter of 2004 as a result of applying a higher loss rate to our individual static pools than the rates specified per our model, which resulted in an overstatement of our provision for loan losses of $260,000 ($441,000 pre tax) for the year ended December 31, 2004.

•	An accrual of repossession costs for repossession activities in progress which are currently recorded on a cash basis resulted in an increase in expenses for the year ended December 31, 2004 of $315,000) ($534,000 pre tax).

•	A reduction of interest income for the uncollectability of accrued interest on loans over 30 days delinquent and for current loans in repossession status resulted in a decrease in income for the year ended December 31, 2004 of $208,000 ($352,000 pre tax).

•	Aggregate miscellaneous adjustments resulted in a decrease in income for the year ended December 31, 2004 of $183,000 ($311,000 pre tax).

We have discussed these matters with our Audit Committee and Board of Directors. We have corrected the effects of these matters in our previously filed consolidated financial statements, and quarterly consolidated financial statements as described in Note 2 herein.

Because these errors in our consolidated financial statements were identified as part of our ongoing analysis and review of internal controls over financial reporting for Sarbanes-Oxley compliance, and as part of our consolidated financial statements audits and reviews performed by our independent auditors, we considered their overall impact in our assessment of our internal controls.

Material Weaknesses and Remediation Efforts

We have concluded that we have material weaknesses in the design and operation of our internal controls over financial reporting as listed below. Management believes that the deficiencies in internal controls noted as part of our ongoing analysis and review for Sarbanes-Oxley compliance and the errors identified by our independent auditors are largely the result of:

Insufficient Resources in Financial Reporting and Accounting Departments

Management determined that the Company has insufficient staffing in the financial reporting and accounting departments with specialized knowledge and expertise in GAAP to prevent errors in financial reporting and related disclosures, and to comply with all accounting pronouncements. The lack of adequate resources prevents (i) adequate interpretation and monitoring of recent or relevant financial accounting standards as well as (ii) adequate and thorough review of key accounting estimates, including the allowance for loan losses and accretion of loan discount, among others.

Lack of Formalized Operating Procedures and Controls over Accounting and Financial Reporting Systems

Management concluded that the lack of adequate formalized procedures and controls over the output produced by certain applications in its financial accounting and reporting system led to errors in our consolidated financial statements, including among others, un-reversed accrued interest on charged-off loans, the incorrect accretion of discounts on purchased loans receivable and the determination of the allowance for loan losses. Currently, we do not have sufficient personnel with relevant expertise assigned to monitor the accuracy of system inputs, content and outputs affecting the financial accounting and reporting system and adequate formalized procedures and controls over financial reporting, period-end closing, securitization, warehousing and estimation of accruals.

Remediation Plan

•	Management has evaluated and will continue to evaluate the need for additional qualified resources in the financial reporting and accounting departments. Management added a Treasurer during the first quarter of 2005 and has been actively searching for a Director of Financial Reporting with GAAP expertise. Among other duties, the Treasurer and Director of Financial Reporting will monitor and interpret financial accounting standards, maintain financial reporting policies, develop position papers on relevant accounting pronouncements and oversee the Company’s filings and compliance with GAAP and SEC regulations.

•	Accounting department policies and procedures including training requirements will be formally documented and implemented. The accounting department, as deemed necessary, will be realigned to provide appropriate segregation of duties and supervisory reviews. Management will augment and enhance monitoring controls and periodic reviews over inputs, content and output associated with all critical operating, accounting and financial reporting processes performed by the Company. In addition, management will assign or hire additional experienced personnel to regularly check the accuracy of system generated financial accounting data.

•	We will continue to evaluate and enhance steps to formalize the process for determining the allowance for loan losses on a consistent basis, including enhancing the model utilized to determine the allowance and establishing appropriate segregation of functions, together with timely review and monitoring mechanisms (including periodic independent third party review) for verifying the validity of the underlying data used and key assumptions in arriving at the allowance need. Further, we will formalize the documentation associated with our methodology to evaluate the allowance, on an ongoing basis, consistent with applicable accounting principles.

•	The internal audit function will be expanded to perform periodic reviews to evaluate adherence to formalized procedures and controls over the financial reporting processes performed by the Company.

•	We will establish a management task force to devise a comprehensive program for the remediation of other deficiencies identified as part of our ongoing analysis and review for Sarbanes-Oxley compliance, including a timetable for execution and completion, all of which will be approved by our Audit Committee.

•	Our progress towards compliance with Section 404 of Sarbanes-Oxley will be updated on a quarterly basis until we deem the internal controls over financial reporting to be effective based on the criteria established in COSO.

Recent Developments

•	We have employed additional support personnel, including an experienced Controller with appropriate financial reporting background, to allow existing resources in the our financial reporting and accounting functions to perform the enhanced internal control activities described above and are currently in the process of further adding accounting staff.

•	We have employed an experienced Treasurer to support our securitization activities and strengthen our segregation of functions associated with our investments and borrowings.

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of consolidated financial statements and reports that are to be filed with the SEC and to implement appropriate control activities.

•	We are consistently reviewing accounting literature and other technical materials with our auditors to ensure that the appropriate personnel have a full awareness and understanding of applicable accounting pronouncements and how they are implemented.

We note that certain of these remediation measures were undertaken during the fourth quarter ended December 31, 2004 and in the first quarter of 2005. Consequently, we believe that our internal controls and procedures have improved since December 31, 2004, due to the scrutiny of such matters by our management and Audit Committee. While it is our intent to strengthen our internal controls over financial reporting for Sarbanes-Oxley compliance, we note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

(c) Attestation Report of the Registered Public Accounting Firm

Our independent auditor, Grobstein, Horwath & Company LLP, that audited the consolidated financial statements included in this Annual Report on Form 10-K has issued an attestation report on management’s assessment of our internal controls over financial reporting, at page F-3.

(d) Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2004, we hired an experienced Controller with an appropriate financial reporting background, to allow existing resources in our financial reporting and accounting functions to perform the enhanced internal control activities described above and the Company is currently in the process of further adding accounting staff. Additionally, we have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of consolidated financial statements and reports that are to be filed with the SEC and to implement appropriate control activities. Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

Item 10 is incorporated by reference to our 2005 definitive proxy statement. The information required by Item 10 is set forth in the Sections entitled “Information About Directors and Executive Officers—Executive Officers and Key Employees,” and “Did Directors, Executive Officers and Greater-Than-10% Shareholders Comply With Section 16(a) Beneficial Ownership Reporting in 2004”.

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

The Board of Directors has designated Mr. Duncanson, Mr. Maizel and Mr. Lynn as “audit committee financial experts” as that term is defined by SEC regulations issued under the Sarbanes-Oxley Act of 2002. These three audit committee financial experts are qualified as independent directors under Rule 4200 (a) (15) of the NASDAQ Listing Standards.

Item 11.    Executive Compensation

Item 11 is incorporated by reference to the Sections entitled “Information About Directors and Executive Officers” contained in the 2005 definitive proxy statement to be filed with the SEC within 120 days after December 31, 2004.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Item 12 is incorporated by reference to the Section entitled “Information About UPFC Stock Ownership” contained in the 2005 definitive proxy statement to be filed with the SEC within 120 days after December 31, 2004.

Item 13.    Certain Relationships and Related Transactions

Item 13 is incorporated by reference to the Section entitled “Information About Directors and Executive Officers—Relationships and Related Transactions” contained in the 2005 Proxy Statement to be filed with the SEC within 120 days after December 31, 2004.

Item 14.    Principal Accountant Fees and Services

Item 14 is incorporated by reference to the section entitled “Principal Accountant Firm Fees” contained in the 2005 definitive proxy statement to be filed with the SEC within 120 days after December 31, 2004.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

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

(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated November 11, 2003 by and among United PanAm Financial Corp., BVG West Corp and Guillermo Bron. (1)

2.2	Plan of Voluntary Liquidation and Dissolution of Pan American Bank FSB dated July 28, 2004. (2)

3.1	Articles of Incorporation of the Registrant, as amended. (3)

3.2.2	Bylaws of the Registrant. (4)

4.1	Indenture dated July 21, 2003 for Trust Preferred Securities. (5)

4.2	Guarantee Agreement for Trust Preferred Securities. (5)

4.3	Amended and Restated Declaration of Trust for UPFC Trust I. (5)

4.4	Registration Rights Agreement dated November 11, 2003 between United PanAm Financial Corp. and PAFLP Liquidating Trust. (1)

4.5	Amendment of Agreement and Assignment of Registration Rights dated March 9, 2004 by and among United PanAm Financial Corp., BVG West Corp., Pan American Financial, L.P. and PAFLP Liquidating Trust. (1)

4.6	Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004 by and between United PanAm Financial Corp., BVG West Corp., and Pan American Financial, L.P.(6)

4.7	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company.(7)

4.8	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas. (7)

10.21	Advances and Security Agreement dated January 29, 1996, between the Federal Home Loan Bank of San Francisco and Pan American Bank, FSB. (4)

10.35	Inter-Company Agreement dated June 1, 2002 between Pan American Financial, Inc. and Pan American Bank, FSB. (4)

10.43	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron. (4)

10.44	Form of Indemnification Agreement between UPFC and officers and directors of UPFC. (4)

10.47	United PanAm Financial Corp. Amended and Restated 1997 Employee Stock Incentive Plan, as amended. (8)

10.49	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended. (3)

10.50	Income Tax Allocation Agreement dated July, 2003 between Pan American Bank, FSB, Pan American Financial, Inc. and the Predecessor. (3)

Exhibit No.	Description
10.102	On-line Computer Service Agreement dated June 19, 1998 between DHI Computing, Inc. and Pan American Bank, FSB. (9)

10.110	Employment Agreement dated March 15, 2002 between United PanAm Financial Corp., Pan American Bank, FSB and Guillermo Bron. (10)

10.112	Employment Agreement dated July 18, 2002 between Pan American Bank, FSB and Mario Radrigan. (11)

10.114	Employment Agreement dated December 3, 2003, between Pan American Bank, FSB and Ray C. Thousand. (12)

10.115	Employment Agreement dated March 1, 2004 between Pan American Bank and Garland Koch. (13)

10.116	Sale Agreement dated August 31, 2004 between United Auto Credit Corporation and UPFC Auto Receivables Corp. (7)

10.117	Purchase Agreement dated August 31, 2004 between UPFC Auto Receivables Corp. and ACE Securities Corp. (7)

10.118	Insurance and Indemnity Agreement dated September 22, 2004 among United Auto Credit Corporation, UPFC Auto receivable Corp., Ambac Assurance Corporation, ACE Securities Corp. and UPFC Auto Receivables Trust 2004-A. (7)

10.119	Spread Account Agreement dated September 22, 2004 among UPFC Auto Receivables Trust 2004-A, Ambac Assurance Corporation and Deutsche Bank Trust Company Americas. (7)

10.120	Sale and Servicing Agreement dated August 31, 2004 among UPFC Auto Receivables Trust 2004-A, ACE Securities Corp. and United Auto Credit Corporation. (7)

10.121	Receivables Financing Agreement dated September 23, 2004 among UPFC Funding Corp., United Auto Credit Corporation and United PanAm Financial Corp.(2)

10.122	Sale and Servicing Agreement dated September 1, 2004 among UPFC Funding Corp., United Auto Credit Corporation, United PanAm Financial Corp., certain noncommitted and committed lenders, agents for lenders groups, Centerone Financial Services LLC and Deutsche Bank Trust Company Americas. (2)

10.123	Branch Purchase and Assumption Agreement by and between Pan American Bank, FSB and Guaranty Bank dated as of July 1, 2004. (2)

10.124	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office by and among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp dated July 2, 2004. (2)

10.125	Brokered Deposit Purchase and Assumption Agreement dated as of July 15, 2004 among EverBank, Pan American Bank FSB and United PanAm Financial Corp. (2)

10.126	Certificate of Deposit Assumption Agreement dated as of November 11, 2004 between Geauga Savings Bank and Pan American Bank FSB.

21.1	Subsidiaries.

31.1	Rule 13a-14(a) / 15d-14(a) Certification

31.2	Rule 13a-14(a) / 15d-14(a) Certification

32.1	Section 1350 Certification

32.2	Section 1350 Certification

(1)	Incorporated herein by reference from Exhibits to Form 8-K filed June 28, 2004.
(2)	Incorporated herein by reference from Exhibits to Form 10-Q for the quarter ended September 30, 2004.
(3)	Incorporated herein by reference from Exhibits to Form 10-Q for the quarter ended September 30, 2003.
(4)	Incorporated herein by reference from Exhibits to Form S-1 Registration Statement, declared effective on April 23, 1998, Registration No. 333-39941.
(5)	Incorporated herein by reference from Exhibits to Form S-3 filed on November 13, 2003.
(6)	Incorporated herein by reference from Exhibits to Form 8-K filed on October 5, 2004.
(7)	Incorporated herein by reference from Exhibits to Form 8-K/A filed on October 28, 2005.
(8)	Incorporated herein by reference from Exhibits to Form S-8 filed on November 12, 2002.
(9)	Incorporated herein by reference from the Exhibits to Form 10-K for the year ended December 1998.
(10)	Incorporated herein by reference from Exhibits to Form 10-Q for the Quarter ended March 31, 2002.
(11)	Incorporated herein by reference from Exhibits to Form 10-Q for the Quarter ended September 30, 2002.
(12)	Incorporated herein by reference from Exhibits to Form 10-K for the year ended December 2003.
(13)	Incorporated herein by reference from Exhibits to Form 10-Q for the year quarter March 31, 2004.

(b) Exhibits.    Reference is made to the Exhibit Index and exhibits filed as a part of this report.

(c) Additional Financial Statements.    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United PanAm Financial Corp.

By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUILLERMO BRON	Chairman of the Board	March 30, 2005

/s/ RAY C. THOUSAND	Chief Executive Officer and President and Director (Principal Executive Officer)	March 30, 2005

/s/ GARLAND W. KOCH	Senior Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ MITCHELL LYNN	Director	March 30, 2005

/s/ LUIS MAIZEL	Director	March 30, 2005

/s/ RON R. DUNCANSON	Director	March 30, 2005

United PanAm Financial Corp.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

We prepared and are responsible for the consolidated financial statements that appear in our Annual Report. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. We also accept responsibility for the preparation of other financial information that is included in this document.

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency (within the meaning of PCAOB Auditing Standard No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Management of the Company assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, and identified the following two material weaknesses in the design and operation of internal controls over financial reporting. As a result of the identification of the material weaknesses set forth below, management is unable to conclude that the Company’s internal controls over financial reporting are effective as of December 31, 2004. Therefore, Grobstein, Horwath & Company LLP will issue an adverse opinion with respect to the Company’s internal controls over financial reporting. The Company’s remediation plan is also set forth below.

Insufficient Resources in Financial Reporting and Accounting Departments

Management determined that the Company has insufficient staffing in the financial reporting and accounting departments with specialized knowledge and expertise in GAAP to prevent errors in financial reporting and related disclosures, and to comply with all accounting pronouncements. The lack of adequate resources prevents (i) adequate interpretation and monitoring of recent or relevant financial accounting standards as well as (ii) adequate and thorough review of key accounting estimates, including the allowance for loan losses and accretion of loan discount, among others.

Lack of Formalized Operating Procedures and Controls over Accounting and Financial Reporting Systems

Management concluded that the lack of adequate formalized procedures and controls over the output produced by certain applications in its financial accounting and reporting system led to errors in our consolidated financial statements, including among others, un-reversed accrued interest on charged-off loans, the incorrect accretion of discounts on purchased loans receivable and the determination of the allowance for loan losses. Currently, we do not have sufficient personnel with relevant expertise assigned to monitor the accuracy of system inputs, content and outputs affecting the financial accounting and reporting system, and adequate formalized procedures and controls over financial reporting, period-end closing, securitization, warehousing and estimation of accruals.

Remediation Plan

Management has evaluated and will continue to evaluate the need for additional qualified resources in the financial reporting and accounting departments. Management added a Treasurer during the first quarter of 2005 and has been actively searching for a Director of Financial Reporting with GAAP expertise. Among other duties, the Treasurer and Director of Financial Reporting will monitor and interpret financial accounting standards, maintain financial reporting policies, develop position papers on relevant accounting pronouncements and oversee the Company’s filings and compliance with GAAP and SEC regulations.

Accounting department policies and procedures including training requirements will be formally documented and implemented. The accounting department, as deemed necessary, will be realigned to provide appropriate segregation of duties and supervisory reviews. Management will augment and enhance monitoring controls and periodic reviews over inputs, content and output associated with all critical operating, accounting and financial reporting processes performed by the Company. In addition, management will assign or hire additional experienced personnel to regularly check the accuracy of system generated financial accounting data.

We will continue to evaluate and enhance steps to formalize the process for determining the allowance for loan losses on a consistent basis, including enhancing the model utilized to determine the allowance and establishing appropriate segregation of functions, together with timely review and monitoring mechanisms (including periodic independent third party review) for verifying the validity of the underlying data used and key assumptions in arriving at the allowance need. Further, we will formalize the documentation associated with our methodology to evaluate the allowance, on an ongoing basis, consistent with applicable accounting principles.

The internal audit function will be expanded to perform periodic reviews to evaluate adherence to formalized procedures and controls over the financial reporting processes performed by the Company.

We will establish a management task force to devise a comprehensive program for the remediation of other deficiencies identified as part of our ongoing analysis and review for Sarbanes-Oxley compliance, including a timetable for execution and completion, all of which will be approved by our Audit Committee.

Our compliance with Section 404 of Sarbanes-Oxley will be updated on a quarterly basis until we deem the internal controls over financial reporting to be effective based on the criteria established in COSO.

/s/ GUILLERMO BRON
Guillermo Bron, Chairman of the Board

/s/ RAY C. THOUSAND
Ray C. Thousand, President and Chief Executive Officer

/s/ GARLAND W. KOCH
Garland W. Koch, Executive Vice-President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of

United PanAm Financial Corp.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United PanAm Financial Corp. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weaknesses identified in management’s assessment based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

1.

Management determined that the Company has insufficient staffing in the financial reporting and accounting departments with specialized knowledge and expertise in accounting principles generally accepted in the United States of America to prevent errors in financial reporting and related disclosures, and to comply with all accounting pronouncements. The lack of adequate resources prevents (i) adequate interpretation and monitoring of recent or relevant financial accounting standards as well as (ii) adequate and thorough review of key accounting estimates, including the allowance for loan losses and accretion of loan discount, among others.

2.	Management concluded that the lack of adequate formalized procedures and controls over the output produced by certain applications in its financial accounting and reporting system led to errors in the Company’s consolidated financial statements, including among others, un-reversed accrued interest on charged-off loans, the incorrect accretion of discounts on purchased loans receivable, and the determination of the allowance for loan losses. Currently, the Company does not have sufficient personnel with relevant expertise assigned to monitor the accuracy of system inputs, content and outputs affecting the financial accounting and reporting system, and adequate formalized procedures and controls over financial reporting, period-end closing, securitization, warehousing and estimation of accruals.

These deficiencies were concluded to be material weaknesses due to (1) the significance of the misstatements identified, (2) the absence of other controls to prevent or detect the misstatements, and (3) the potential pervasiveness of the impact of the deficiencies on other significant account balances and disclosures. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company, and this report does not effect our report on such consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and our report dated March 28, 2005, expressed an unqualified opinion on those consolidated financial statements.

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

March 28, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

United PanAm Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above presently fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements for 2003 and 2002 have been restated as discussed in Note 2.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 28, 2005 expressed an unqualified opinion on management’s assessment of the lack of effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

March 28, 2005

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2004	December 31, 2003
		(As Restated)
	(Dollars in thousands)
Assets
Cash and due from banks	$4,237	$8,376
Short term investments	—	5,833

Cash and cash equivalents	4,237	14,209
Restricted cash	36,729	—
Securities available for sale, at fair value	788,090	1,202,444
Loans	528,765	405,134
Less unearned finance charges	(4,595)	(7,717)
Less unearned discount	(24,827)	(14,932)
Less allowance for loan losses	(25,593)	(24,982)

Loans, net	473,750	357,503
Premises and equipment, net	3,519	3,163
Deferred tax assets, net	11,131	7,599
Accrued interest receivable	6,901	5,893
Other assets	18,470	20,093
Assets of discontinued operations	72,080	52,535

Total assets	$1,414,907	$1,663,439

Liabilities and Shareholders’ Equity
Warehouse line of credit	$101,776	$—
Securities notes payable	352,564	—
Repurchase agreements	745,295	1,052,205
Accrued expenses and other liabilities	8,793	6,795
Subordinated debenture	10,310	10,000
Liabilities of discontinued operations—deposits held for sale	71,916	498,389

Total liabilities	1,290,654	1,567,389

Commitments and contingencies (Note 13)
Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 16,525,832 at December 31, 2004 and 16,100,204 at December 31, 2003	70,332	66,109
Retained earnings	53,517	29,812
Accumulated other comprehensive income, net of tax	404	129

Total shareholders’ equity	124,253	96,050

Total liabilities and shareholders’ equity	$1,414,907	$1,663,439

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2004	2003	2002
		(As Restated)	(As Restated)
	(In thousands, except per share data)
Interest Income
Loans	$117,270	$81,197	$53,661
Securities	19,959	16,597	13,344

Total interest income	137,229	97,794	67,005

Interest Expense
Deposits	10,605	12,049	10,828
Securitized borrowings	3,847	—	—
Warehouse credit line	731	—	—
Repurchase agreements Subordinated debenture	11,224 462	9,098 170	5,474 —

Total interest expense	26,869	21,317	16,302

Net interest income	110,360	76,477	50,703
Provision for loan losses	25,516	17,771	12,783

Net interest income after provision for loan losses	84,844	58,706	37,920

Non-interest Income
Net gain on sale of securities	1,010	506	491
Service charges and fees	438	333	291
Loan related charges and fees	518	307	306
Other income	1,091	954	296

Total non-interest income	3,057	2100	1,384

Non-interest Expense
Compensation and benefits	33,004	26,538	20,474
Occupancy	5,130	4,485	3,769
Market loss—derivative instruments	2,185	—	—
Other	14,582	10,191	8,808

Total non-interest expense	54,901	41,214	33,051

Income from continuing operations before income taxes and cumulative effect of change in accounting principle	33,000	19,592	6,253
Income taxes	13,078	7,924	2,388

Income from continuing operations before cumulative effect of change in accounting principle	19,922	11,668	3,865
Income from discontinued operations, net of tax	3,783	2,183	2,551
Cumulative effect of change in accounting principle, net of tax	—	—	106

Net income	$23,705	$13,851	$6,522

Earnings per share-basic:
Continuing operations	$1.23	$0.73	$0.25
Discontinued operations	0.23	0.14	0.16
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.46	$0.87	$0.42

Weighted average shares outstanding	16,209	15,914	15,630

Earnings per share-diluted:
Continuing operations	$1.10	$0.66	$0.23
Discontinued operations	0.21	0.13	0.15
Cumulative effect of change in accounting principle	—	—	0.01

Net income	$1.31	$0.79	$0.39

Weighted average shares outstanding	18,069	17,566	16,902

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Net income	$23,705	$13,851	$6,522
Other comprehensive income, net of tax:
Unrealized gain (loss) on securities	275	(759)	139

Comprehensive income	$23,980	$13,092	$6,661

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(As Restated)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2001	15,571,400	$63,630	$9,439	$749	$73,818
Net income (As restated)	—	—	6,522	—	6,522
Exercise of stock options	265,325	573	—	—	573
Tax effect of exercised stock options	—	454	—	—	454
Repayment of note	—	300	—	—	300
Change in unrealized gain on securities, net	—	—	—	139	139

Balance, December 31, 2002 (As restated)	15,836,725	$64,957	$15,961	$888	$81,806
Net income (As restated)	—	—	13,851	—	13,851
Exercise of stock options	263,479	784	—	—	784
Tax effect of exercised stock options	—	368	—	—	368
Change in unrealized gain on securities, net	—	—	—	(759)	(759)

Balance, December 31, 2003 (As restated) Net income	16,100,204 —	66,109 —	29,812 23,705	129 —	96,050 23,705
Exercise of stock options	425,628	1,469	—	—	1,469
Tax effect of exercised stock options	—	2,754	—	—	2,754
Change in unrealized gain on securities, net	—	—	—	275	275

Balance, December 31, 2004	16,525,832	$70,332	$53,517	$404	$124,253

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Cash flows from operating activities:
Income from continuing operations	$19,922	$11,668	$3,865
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Net gain on sales of securities available for sale	(1,010)	(506)	(491)
Provision for loan losses	25,516	17,771	12,783
Accretion of discount on loans	—	(4,336)	—
Depreciation and amortization	1,361	1,119	931
FHLB stock dividend	(596)	(138)	(271)
(Increase) decrease in accrued interest receivable	(1,008)	505	(407)
(Increase) decrease in other assets	1,184	(6,661)	3,550
Decrease (increase) in bank owned life insurance	10,495	(651)	(10,147)
(Increase) decrease deferred income taxes	(13,957)	4,951	(2,712
Accretion of discount on loans	(12,408)	—	—
Amortization of premiums/discounts on securities	1,482	3,605	3,805
Increase (decrease) in accrued expenses and other liabilities	1,998	(1,750)	(3,236)
Net cash provided by operating activities of continuing operations	32,979	25,577	7,670
Income from discontinued operations	3,783	2,183	2,657

Net cash provided by operating activities	36,762	27,760	10,327

Cash flows from investing activities:
Purchase of securities available for sale	(423,914)	(1,371,779)	(741,609)
Proceeds from maturities of investment securities available for sale	291,088	643,105	335,510
Proceeds from sale of investment securities available for sale	537,662	125,275	84,708
Repayments of mortgage loans	—	—	194
Purchases, net of repayments, of non-mortgage loans	(129,355)	(115,926)	(75,420)
Change in assets of discontinued operations	—	(5,112)	3,277
Purchases of premises and equipment	(1,717)	(1,582)	(1,507)
Purchase of FHLB stock, net	—	(9,750)	5,096
Sale of assets of discontinued operations	40,972	—	—
Transfer of assets to discontinued operations	(49,921)	—	—

Net cash provided by (used in) investing activities	264,815	(735,769)	(389,751)

Cash flows from financing activities:
Net increase (decrease) in deposits	(426,473)	29,931	111,108
Proceeds (repayment) from repurchase agreements	(306,910)	667,581	269,848
(Repayments) proceeds from FHLB advances	—	—	(130,000)
Repayment of note receivable	—	—	300
Proceeds from warehouse line	101,776	—	—
Proceeds from securities payable	420,000	—	—
Payments on notes payable on auto secured financing	(67,436)	—	—
Increase in restricted cash	(36,729)	—	—
Proceeds from exercise of stock options	4,223	1,152	1,027
Issuance of trust preferred stock	—	10,000	—

Net cash provided by (used in) financing activities	(311,549)	708,664	252,283

Net increase (decrease) in cash and cash equivalents	(9,972)	655	(127,141)
Cash and cash equivalents at beginning of year	14,209	13,554	140,695

Cash and cash equivalents at end of year	$4,237	$14,209	$13,554

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$30,072	$23,020	$19,059

Taxes	$25,525	$12,684	$6,366

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2004 and 2003

1.    Organization

United PanAm Financial Corp. (“UPFC” or the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware Corporation. UPFC was originally organized as a holding company for Pan American Financial, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank from the Resolution Trust Corporation on April 29, 1994. UPFC, PAFI and the Bank are considered to be minority owned. PAFI is a wholly-owned subsidiary of UPFC and the Bank is a wholly-owned subsidiary of PAFI. United Auto Credit Corp. (“UACC”) was incorporated in 1996 and is a wholly-owned subsidiary of UPFC.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses.

2.    Restatements of Consolidated Financial Statements

During the quarter ended December 31, 2004 the Company discovered that, due to a 1998 programming error in its computer-based accounting systems, the systems failed to properly reverse accrued interest on certain charged off accounts since 1998. The impact of that error resulted in a reduction in net income after tax for each of the periods in the amount of $389,000 in 2001 ($649,000 pre tax), $690,000 in 2002 ($1,132,000 pre tax), $1,084,000 ($1,810,000 pre tax) in 2003 and $650,000 for the first two quarters of 2004 ($1,087,000 pre tax). Additionally, the Company reflected all market adjustments in the values of our derivative instruments used to limit interest rate risk in ordinary expense and adjusted the amortization of our capitalized asset against interest income to more closely reflect the level yield method of interest calculation. Consequently, the Company determined to restate its consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged off accounts. This Annual Report on Form 10-K includes a restatement to our consolidated financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods. The restatements of such consolidated financial statements for the years ended December 31, 2003 and 2002 included in this Annual Report have been audited and the restatements of such consolidated financial statements for prior interim periods have been reviewed. For a discussion about these restatements see “Note 2. Restatements of Consolidated Financial Statements” in this Annual Report on Form 10-K.

During the first quarter of 2005, as part of the audits of its consolidated financial statements for the years ended December 31, 2004, 2003 and 2002, management made the following corrections to the consolidated financial statements:

•	The methodology used to implement Practice Bulletin 6 prior to January 1, 2003 was incorrect. The Company previously treated any expected credit loss over the life of a pool of loans in excess of the amount of discount on the purchased loans as an adjustment of interest income over the life of the loans, such excess losses should properly have been charged to the provision for loan losses. The impact of this correction was an increase in net income in 2004 of $769,000 after tax ($1,290,000 pre tax) and in 2003 of $1,996,000 after tax ($3,349,000 pre tax) and a decrease in net income in 2002 of $ 2,294,000 after tax ($3,712,000 pre tax) and in 2001 of $430,000 after tax ($698,000 pre tax).

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

•	The methodology used to accrete discount on purchased loans did not properly reflect the level yield method of reporting interest income. The method which had been previously used resulted in an overstatement of accreted discount during earlier periods in the life of a loan, with a corresponding understatement of accreted discount in the later periods of a loan. The impact of this change decreased interest income on loans in 2004 by $521,000 after tax ($884,000 pre tax) and in 2003 by $333,000 after tax ($564,000 pre tax) and will result in an increase in future years as this discount is accreted into income in the future.

•	An error occurred in the Company’s calculation of the provision for loan losses for the fourth quarter of 2004 as a result of applying a higher loss rate to our individual static pools than the rates specified model, which resulted in an overstatement of the provision for loan losses of $ 441,000 for the year ended December 31, 2004.

•	An accrual of repossession costs for repossession activities in progress which are currently recorded on a cash basis resulted in an increase in expenses for the year ended December 31, 2004 of $534,000.

•	A reduction of interest income for the uncollectibility of accrued interest on loans over 30 days delinquent and for current loans in repossession status resulted in a decrease in income for the year ended December 31, 2004 of $352,000.

•	Aggregate miscellaneous adjustments resulted in a decrease in income for the year ended December 31, 2004 of $311,000.

A summary of the aggregate effects of the foregoing restatements on the Company’s Consolidated Statement of Financial Condition and Consolidated Statements of Income for the periods presented herein is shown below.

Changes to Unaudited Consolidated Statements of Financial Condition

	As of March 31, 2004		As of March 31, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
	(Dollars in thousands, except per share data)
Loans	$478,701	$438,364	$352,166	$313,101
Unearned discount	$(17,857)	$(18,089)	$(4,325)	$(4,380)
Allowance for loan losses	$(24,713)	$(25,130)	$(26,214)	$(25,778)
Loans, net	$436,131	$395,145	$321,627	$282,943
FHLB stock, at cost	$11,563	$—	$7,406	$—
Accrued interest receivable	$6,211	$5,903	$—	$—
Other assets	$24,193	$25,825	$19,411	$21,024
Assets of discontinued operations	$49,009	$37,446	$—	$41,851
Total assets	$1,649,961	$1,647,745	$1,189,491	$1,186,865
Deposits	$526,030	$—	$471,031	$—
Accrued expenses and other liabilities	$5,237	$5,653	$—	$—
Liabilities of discontinued operations-deposits held for sale	$—	$526,030	$—	$471,031
Total liabilities	$1,546,103	$1,546,519	$—	$—
Retained earnings	$37,075	$34,443	$21,822	$19,196
Total shareholders equity	$103,858	$101,226	$87,407	$84,780
Total liabilities and shareholders equity	$1,649,961	$1,647,745	$1,189,491	$1,186,865

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

As of March 31, 2004 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method. The accrued liabilities for collection expenses were also increased. The adjustments resulted in a decrease in total assets of $2,216,000 and retained earnings of $2,632,000 and an increase in liabilities of $416,000.

As of March 31, 2003 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method resulting in a decrease in total assets and retained earnings of $2,600,000.

Changes to Unaudited Consolidated Statements of Income

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$26,639	$26,349	$16,637	$16,785
Short term investment	$5,074	$4,204	$—	$—
Total interest income	$31,713	$30,553	$20,081	$20,499
Deposits	$3,519	$3,217	$3,692	$3,291
Total interest expense	$6,498	$6,196	$5,288	$4,887
Net interest income	$25,215	$24,357	$14,793	$15,612
Provision for loan losses	$5,211	$5,859	$2,703	$2,905
Net interest income after provision for loan losses	$20,004	$18,498	$12,090	$18,517
Service charges and fees	$256	$140	$230	$104
Loan related charges and fees	$86	$312	$—	$—
Gain on sale of securities	$499	$—	$—	$—
Other income	$438	$439	$—	$—
Total non-interest income (loss)	$1,279	$891	$496	$370
Compensation of benefits	$7,713	$7,592	$—	$—
Occupancy	$1,243	$1,237	$—	$—
Other expenses	$3,206	$3,517	$2,279	$2,225
Total non-interest expense	$12,162	$12,346	$9,321	$9,267
Income from continuing operations before income taxes	$9,121	$7,043	$3,265	$3,810
Income taxes	$3,684	$2,840	$1,321	$1,542
Income from continuing operations	$5,437	$4,203	$1,944	$2,268
Income from discontinued operations, net of tax	—	$428	$432	$967
Net income	$5,437	$4,631	$2,376	$3,235
Comprehensive income	$5,785	$4,979	$2,112	$2,971
Earnings per share-basic:
Income before discontinued operations	$0.34	$0.26	$0.12	$0.14
Discontinued operations	$—	$—	$0.03	$0.06
Net income	$0.34	$0.29	$0.15	$0.20
Earnings per share-diluted:
Income before discontinued operations	$0.30	$0.24	$0.11	$0.13
Discontinued operations	$—	$—	$0.03	$0.06
Net income	$0.30	$0.26	$0.14	$0.19

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Three months ended March 31, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net decrease in interest income of $290,000. An adjustment was made to increase the provision for loan losses by $662,000 and additional collection expenses of $416,000 were accrued. These changes resulted in a decrease in net income after tax of $806,000.

Three months ended March 31, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $55,000 and an increase in interest income of $1,497,000, respectively. These changes resulted in an increase in net income tax of $859,000.

Changes to Unaudited Consolidated Statements of Financial Condition

	As of June 30, 2004		As of June 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Loans	$514,456	$473,827	$389,308	$349,590
Unearned discount	$(20,396)	$(20,871)	$(8,462)	$(8,628)
Less allowance for loan losses	$(24,493)	$(24,144)	$(24,972)	$(24,714)
Loans, net	$469,567	$428,812	$355,874	$316,248
FHLB stock, at cost	$11,910	$—	$9,587	$—
Accrued interest receivable	$6,549	$6,227	$—	$—
Other assets	$30,244	$31,403	$21,062	$21,031
Assets of discontinued operations	$—	$50,342	$—	$49,045
Total assets	$1,665,897	$1,664,411	$1,342,655	$1,342,456
Deposits	$520,976	$—	$468,807	$—
Accrued expenses and other liabilities	$6,887	$7,342	$—	$—
Liabilities of discontinued operations-deposits held for sale	$—	$520,976	$—	$468,807
Total liabilities	$1,558,747	$1,559,202	$—	$—
Retained earnings	$43,014	$41,073	$25,063	$24,863
Total shareholders equity	$107,150	$105,209	$90,629	$90,430
Total liabilities and shareholders’ equity	$1,665,897	$1,664,411	$1,342,655	$1,342,456

As of June 30, 2004 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method. The accrued liabilities for collection expenses were also increased. The adjustments resulted in a decrease in total assets of $1,486,000 and retained earnings of $1,941,000 and an increase in liabilities of $455,000.

As of June 30, 2003 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method resulting in a decrease in total assets and retained earnings of $200,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Changes to Unaudited Consolidated Statements of Income

	Three Months Ended		Three Months Ended
	June 30, 2004		June 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest–loans	$29,175	$28,563	$19,608	$22,651
Short term investments	$4,655	$4,480	$—	$—
Total interest income	$33,830	$33,043	$23,724	$26,767
Deposits	$3,494	$3,192	$3,544	$3,114
Repurchase agreements	$2,705	$2,791	$—	$—
Total interest expense	$6,308	$6,092	$5,805	$5,375
Net interest income	$27,522	$26,951	$17,919	$21,392
Provision for loan losses	$5,114	$4,346	$3,176	$3,113
Net interest income after provision for loan losses	$22,408	$22,605	$14,743	$18,279
Service charges and fees	$218	$103	$217	$88
Loan related charges and fees	$78	$303	$—	$—
Gain on sale of securities	$98	$81	$—	$—
Total non-interest income (loss)	$576	$669	$771	$642
Compensation and benefits	$7,998	$7,877	$—	$—
Occupancy	$1,297	$1,292	$—	$—
Other expense	$3,425	$3,360	$2,512	$2,455
Market loss-derivative	$297	$297	$—	$—
Total non-interest expense	$13,017	$12,826	$10,096	$10,039
Income from continuing operations before income taxes	$9,967	$10,448	$5,418	$8,882
Income taxes	$4,028	$4,218	$2,177	$3,576
Income from continuing operations	$5,939	$6,230	$3,241	$5,306
Income from discontinued operations, net of tax	$—	$400	$—	$362
Net income	$5,939	$6,630	$3,241	$5,668
Comprehensive income	$3,145	$3,836	$3,171	$5,598
Earnings per share-basic:
Continuing operations	$0.37	$0.39	$0.20	$0.34
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.37	$0.41	$0.20	$0.36
Earnings per share-diluted:
Continuing operations	$0.33	$0.35	$0.19	$0.31
Discontinued operations	$—	$0.02	$—	$0.02
Net income	$0.33	$0.37	$0.19	$0.33

Three months ended June 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net increase in interest income of $443,000. An adjustment was made to decrease the provision for loan losses by $760,000 and additional collection expenses of $39,000 were accrued. These changes resulted in a increase in net income after tax of $691,000.

Three months ended June 30, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $111,000 and an increase in interest income of $4,182,000, respectively. These changes resulted in an increase in net income after tax of $2,427,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

	Six Months Ended June 30, 2004		Six Months Ended June 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$55,814	$54,912	$35,975	$39,436
Short term investment	$9,729	$8,684	$—	$—
Total interest income	$65,543	$63,596	$43,805	$47,266
Deposits	$7,013	$6,409	$7,236	$6,405
Repurchase agreements	$5,564	$5,650	$—	$—
Total interest expense	$12,806	$12,288	$11,093	$10,262
Net interest income	$52,737	$51,308	$32,712	$37,004
Provision for loan losses	$10,325	$10,205	$5,879	$6,018
Net interest income after provision for loan losses	$42,412	$41,103	$26,833	$30,986
Service charges and fees	$474	$243	$447	$192
19219 Loan related charges and fees	$164	$615	$—	$—
Gain on sale of securities	$597	$81	$—	$—
Other income	$620	$621	$—	$—
Total non-interest income	$1,855	$1,560	$1,267	$1,012
Compensation and benefits	$15,711	$15,469	$—	$—
Occupancy	$2,540	$2,529	$—	$—
Other expenses	$6,631	$6,877	$4,791	$1,012
Total non-interest expense	$25,179	$25,172	$19,417	$19,306
Income from continuing operations before income taxes	$19,088	$17,491	$8,683	$12,692
Income taxes	$7,712	$7,058	$3,498	$5,118
Net income before discontinued operations	$11,376	$10,433	$5,185	$7,574
Income from discontinued operations, net of taxes	$—	$828	$—	$432
Net income	$11,376	$11,261	$5,617	$8,006
Comprehensive income	$8,907	$8,815	$5,283	$8,569
Earnings per share-basic:
Continuing operations	$0.66	$0.65	$0.32	$0.53
Net income	$0.35	$0.56	$0.35	$0.56
Earnings per share-diluted:
Continuing operations	$0.58	$0.58	$0.30	$0.49
Net income	$0.63	$0.63	$0.33	$0.52

Six months ended June 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net increase in interest income of $153,000 An adjustment was made to decrease the provision for loan losses by $98,000 and additional collection expenses of $455,000 were accrued. These changes resulted in a decrease in net income after tax of $115,000.

Six months ended June 30, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $166,000 and an increase in interest income of $5,679,000, respectively. These changes resulted in an increase in net income after tax of $3,286,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Changes to Unaudited Consolidated Statements of Financial Condition

	As of September 30, 2004		As of September 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Loans	$503,396	$502,150	$420,522	$375,938
Unearned discount	$(22,179)	$(22,880)	$(11,815)	$(12,158)
Allowance for loan losses	$(25,188)	$(24,973)	$(25,968)	$(25,679)
Loans, net	$456,029	$454,297	$382,739	$338,101
FHLB stock, at cost	$12,048	$—	$11,456	$—
Accrued interest receivable	$6,772	$6,435	$—	$—
Other assets	$44,627	$45,538	$20,052	$20,110
Assets of discontinued operations	$—	$51,344	$—	$55,704
Total assets	$1,556,336	$1,555,178	$1,504,861	$1,504,529
Accrued expenses and other liabilities	$8,504	$8,999	$—	$—
Deposits	$84,269	$—	$476,966	$—
Liabilities of discontinued operations-deposits held for sale	$—	$84,269	$—	$476,966

Retained earnings	$50,035	$48,382	$27,392	$27,059
Total shareholders’ equity	$115,754	$114,101	$92,811	$92,479
Total liabilities and shareholders equity	$1,556,336	$1,555,178	$1,504,861	$1,504,529

As of September 30, 2004 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method. The accrued liabilities for collection expenses were also increased. The adjustments resulted in a decrease in total assets of $1,158,000 and retained earnings of $1,653,000 and an increase in liabilities of $495,000.

As of September 30, 2003 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method resulting in a decrease in total assets and retained earnings of $333,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Changes to Unaudited Consolidated Statements of Operations

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$29,641	$30,100	$22,233	$20,884
Total interest income	$35,999	$36,458	$26,242	$24,893
Deposits	$—	$—	$3,399	$2,908
Interest Exp-Securitizations Warehouse Credit line	$291	$247	—	—
Total interest expense	$6,953	$7,009	$5,808	$5,317
Net interest income	$29,046	$29,449	$14,009	$13,203
Provision for loan losses	$7,383	$7,266
Net interest income after provision for loan losses	$21,663	$22,183
Service charge and fees	$—	$—	$204	$73
Total non-interest income (loss)	$—	$—	$507	$426
Other expenses	$3,665	$3,705
Total non-interest expense	$15,651	$15,691
Income from continuing operations before	$6,415	$6,895	$3,940	$3,042
Income taxes	$2,654	$2,847	$1,611	$1,249
Income from continuing operations	$7,021	$7,308	$2,329	$2,196
Income from discontinued operations, net of tax	$—	$—	$—	$403
Net income	$7,021	$7,308	$2,329	$2,196
Earnings per share-basic:
Continuing operations	$0.23	$0.25
Discontinued operations	$—	$—	$—	$0.03
Net income	$0.43	$0.45	$0.15	$.11
Earnings per share-diluted:
Continuing operations	$0.21	$0.23	$0.13	$0.10
Discontinued operations	$—	$—	$—	$0.02
Net income	$0.39	$0.41	$0.13	$0.10

Three months ended September 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net increase in interest income of $459,000 An adjustment was made to decrease the provision for loan losses by $117,000 and additional collection expenses of $40,000 were accrued. These changes resulted in a increase in net income after tax of $287,000.

Three months ended September 30, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $177,000 and a decrease in interest income of $45,000, respectively. These changes resulted in a decrease in net income after tax of $133,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

	Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$84,400	$85,012	$55,029	$60,320
Total interest income	$99,442	$100,054	$66,868	$72,159
Deposits	$9,656	$9,427	$9,779	$9,313
Interest exp-Securitization/Warehouse Credit line	$291	$347	$—	$—
Subordinated debenture	$—	$229	$—	$—
Total interest expense	$19,241	$19,297	$16,045	$15,579
Net interest income	$80,201	$80,757	$50,823	$56,580
Provision for loan losses	$17,686	$17,471	$—	$—
Net interest income after provision for loan losses	$62,515	$63,286	$38,432	$44,189
Service charges and fees	$—	$—	$16	$265
Loan related charges and fees	$—	$—	$651	$231
Gain on sale of securities	$—	$—	$231	$402
Other income	$—	$—	$—	$—
Compensation and benefits	$—	$—	$18,913	$19,250
Occupancy	$—	$—	$3,250	$3,266
Other expense	$10,087	$10,582	$7,264	$7,377
Total non-interest expense	$40,368	$40,863	$29,427	$29,893
Income from continuing operations before income taxes	$24,110	$24,386	$10,443	$15,734
Income taxes	$9,800	$9,905	$4,227	$6,367
Income from continuing operations	$14,310	$14,481	$1,730	$9,367
Income from discontinued operations, net of tax	$—	$—
Net income	$18,398	$18,569	$7,946	$11,099
Earnings per share-basic:
Continued operations	$0.89	$0.90	$0.39	$0.59
Net income	$1.14	$1.15	$0.50	$0.70
Earnings per share-diluted:
Continued operations	$0.79	$0.80	$0.36	$0.54
Net income	$1.02	$1.03	$0.46	$0.64

Nine months ended September 30, 2004 income and expenses for the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net increase in interest income of $612,000. An adjustment was made to decrease the provision for loan losses by $215,000 and additional collection expenses of $495,000 were accrued. These changes resulted in an increase in net income after tax of $171,000.

Nine months ended September 30, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $343,000 and an increase in interest income of $5,634,000, respectively. These changes resulted in an increase in net income after tax of $3,153,000.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Changes to Consolidated Statement of Financial Condition
	As of December 31, 2003
	As Reported	As Restated
Loans	$426,624	$397,417
Unearned discount	$—	$(14,932)
Allowance for loan losses	$(25,253)	$(24,982)
Loans, net	$401,371	$357,503
FHLB stock, at cost	$11,563	$—
Accrued interest receivable	$—	$—
Other assets	$13,742	$14,813
Assets of discontinued operations	$—	$52,535
Total assets	$1,665,264	$1,663,439
Deposits	$498,389	$—
Liabilities of discontinued operations-deposits held for sale	$—	$498,389
Retained earnings	$31,637	$29,812
Total shareholders’ equity	$97,875	$96,050
Total liabilities and shareholders equity	$1,665,264	$1,663,439

As of December 31, 2003 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method resulting in a decrease in total assets and retained earnings of $1,825,000.

Changes to Unaudited Consolidated Statement of Income
	Three Months Ended December 31, 2003
	Unaudited
	As Reported	As Restated
Interest—loans	$24,588	$20,877
Total interest income	$29,346	$25,635
Deposits	$3,243	$2,736
Total interest expense	$6,245	$5,738
Net interest income	$23,101	$19,897
Provision for loan losses	$5,433	$5,380
Net interest income after provision for loan losses	$17,688	$14,517
Service charges and fees	$221	$68
Total non-interest income	$815	$420
Other expenses	$2,854	$3,927
Total non-interest expense	$11,361	$11,321
Income from continuing operations before income taxes	$7,122	$3,858
Income taxes	$2.877	$1,558
Income from continuing operations	$4,245	$2,300
Income from discontinued operations, net of tax	$—	$452
Net income	$4,245	$2,752
Earnings per share-basic:
Continuing operations	$0.26	$0.14
Discontinued operations	$—	$0.03
Net income	$0.26	$0.17
Earnings per share-diluted:
Continuing operations	$0.24	$0.13
Discontinued operations	$—	$0.02
Net income	$0.24	$0.15

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Three months ended December 31, 2003 income and expenses of our insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a decrease in interest income of $223,000 and $2,285,000, respectively. These changes resulted in an decrease in net income after tax of $1,493,000.

	Year Ended December 31, 2003
	As Reported	As Restated
Interest—loans	$82,796	$81,197
Total interest income	$99,393	$97,794
Deposits	$13,878	$12,049
Total interest expense	$23,146	$21,317
Net interest income	$76,247	$76,477
Provision for loan losses	$17,737	$17,771
Net interest income after provision for loan losses	$58,510	$58,706
Services charges and fees	$872	$333
Total non-interest income	$2,639	$2,100
Other expenses	$10,381	$10,191
Income from continuing operations before income taxes	$19,745	$19,592
Income taxes	$7,986	$7,924
Income from continuing operations	$11,759	$11,668
Income from discontinued operations, net of tax	$432	$2,183
Net income	$12,191	$13,851
Earnings per share-basic:
Continuing operations	$0.74	$0.73
Discontinued operations	$0.03	$0.14
Net income	$0.77	$0.87
Earnings per share-diluted:
Continuing operations	$0.67	$0.67
Discontinued operations	$0.02	$0.12
Net income	$0.69	$0.79

Year ended December 31, 2003 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in an decrease in interest income of $564,000 and an increase in interest income of $3,349,000, respectively. These changes resulted in an increase in net income after tax of $1,660,000.

3.    Discontinued Operations

In September 2004, the Company sold its three retail bank branches (with total deposits of $223.4 million) and its brokered deposit portfolio (with deposits of $184.3 million) and, at December 31, 2004, the Company had its remaining internet originated deposits under contract for sale pending regulatory approval. The sale of the internet originated deposits was closed on February 5, 2005. The Company recognized a gain on sale of the three retail branches and the brokered deposit portfolio of $2.7 million after tax. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified as discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and the warehouse line are very similar to the net cost of deposits including operating costs.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

In November 2004, the Company sold the portfolio of insurance premium finance loans to ClassicPlan Premium Financing, Inc., or ClassicPlan, pursuant to a Loan Sale Agreement dated November 17, 2004. The Company sold the portfolio of loans at a nominal premium over par.

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	Year Ended December 31
	2004	2003	2002
Revenue	$3,959	$4,384	$7,022
Income from discontinued operation (after applicable income taxes of $706, $1,480 and $1,557, respectively)	$1,015	$2,183	$2,551
Gain on disposal of business (after applicable income tax expense of $2,676)	$2,768
Income from discontinued operations	$3,783	$2,183	$2,551

4.    Summary Of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UPFC, PAFI, UACC and the Bank. Substantially all of UPFC’s revenues are derived from the operations of UACC and the Bank and they represent substantially all of UPFC’s consolidated assets and liabilities as of December 31, 2004 and 2003. The Company recognized a gain on the sale of the loans of $59,000 after tax.

Cash And Cash Equivalents

For consolidated statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, federal funds sold and highly liquid interest-bearing deposits with original maturities of three months or less.

Restricted Cash

Restricted cash relates to $9.333 million of deposits held as collateral for securitized obligations and $27.396 million relates to cash that is process of being applied to pay down of securitized obligations and warehouse liabilities.

Securities

Securities are classified in one of three categories: held-to-maturity, trading, or available-for-sale. Investments classified as held-to-maturity are carried at amortized cost because management has both the intent and ability to hold these investments to maturity. Investments classified as trading are carried at fair value with any gains and losses reflected in earnings. All other investments are classified as available-for-sale and are carried at fair value with any unrealized gains and losses included as a separate component of shareholders’ equity, net of applicable taxes.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities classified as available-for-sale or held to maturity are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

Stock Option Plan

As permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation: (“SFAS No. 123”), UPFC accounts for stock-based employee compensation plans in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. UPFC provides the pro forma net income, pro forma earnings per share, and stock based compensation plan disclosure requirements set forth in SFAS No. 123. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under Statement of Financial Accounting Standards No. 123 (footnote 16), “Accounting for Stock-Based Compensation,” the Company’s net income and earnings per share would have been reduced to the pro-forma amounts indicated below for the years ended December 31:

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
Net income to common shareholders:
As reported	$23,705	$13,851	$6,522
Pro forma	22,814	13,186	5,148

Earnings per share:
As reported—basic	$1.46	$0.87	$0.42
As reported—diluted	1.31	0.79	0.39
Pro-forma—basic	1.41	0.83	0.33
Pro-forma—diluted	1.26	0.75	0.30

Loans

UPFC purchases automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of purchase discount and unearned finance charges.

Interest Income

Interest income is accrued as it is earned. The Company’s policy is to charge-off loans delinquent 120 days or more. Interest income deemed uncollectible is reversed at the time the loan is charged off. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms.

Sale Of Loans

Gains or losses resulting from sales of loans are recognized at settlement and are based on the difference between the sales proceeds and the carrying value of the related loans sold.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Allowance For Loan Losses

The Company established allowances for loan losses for contracts purchased subsequent to January 1, 2003 by using incurred losses which we estimated as the “Expected 12 month Charge Off Method” which establishes reserves based on an analysis that sums the expected charge-offs for the next 12 months in each static loss pool.

As of December 31, 2002 the amount of allowance for loan losses related to automobile installment contracts was $27.6 million and contracts outstanding totaled $291.7 million. The allowance was an estimate of the losses expected for the life of the contracts. After December 31, 2002 any losses related to this pool of contracts was charged against the then existing allowance for loan losses.

During the year ended December 31, 2003 there were $17.3 million in net losses and $ 5.3 million provision expense relating to loans purchased before January 1, 2003 resulting in a remaining balance of $ 13.4 million in the allowance for loans allocable to loans purchased before January 1, 2003. The total remaining balance of loans purchased before January 1, 2003 was $152.9 million.

During the year ended December 31, 2004 there were $10.9 million in net losses and $ 1.4 million provision expense relating to loans purchased before January 1, 2003 resulting in a remaining balance of $ 3.8 million in the allowance for loans allocable to loans purchased before January 1, 2003. The total remaining balance of loans purchased before January 1, 2003 was $76.5 million

Prior to January 1, 2003 the allowance for loan losses included a portion, generally 9.0% to 11.5% of the net contract amount of automobile installment contracts. This allocation of purchase represented management’s estimate of the losses expected over the life of the contract up to the amount of purchase discount. The remainder of the expected losses was included in provision expense. UPFC also charged current earnings with a provision for estimated losses on IPF loans. Management periodically made additional provisions for loan losses, charged against current earnings, based on the determination of the adequacy of allowance for loan losses. UPFC accounted for such contracts by static pool, stratified into six-month pools, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred. Management’s determination of the adequacy of the allowance for loan losses took into consideration numerous factors, including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of non-performing loans, current and prospective economic conditions and other factors. Additionally, regulatory authorities, as an integral part of their examination process, review our allowance for estimated losses based on their judgment of information available to them at the time of their examination and may require the recognition of additions to the allowance.

Commencing January 1, 2003, after consultation with the Office of Thrift Supervision (“OTS”), the Bank began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is now accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date. Management expects that future results will reflect higher yields and provisions for credit losses being recorded from purchased automobile contracts.

Premises And Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

related assets or terms of the leases. Leasehold improvements are amortized over a period not exceeding the term of the lease. Furniture, equipment, computer hardware, software and data processing equipment are currently depreciated over 3-5 years.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (SFAS 109), resulting in two components of Income Tax Expense: current and deferred. Current income tax expense approximates taxes to be paid of refunded for the current period. Deferred income tax expense results from changes in deferred tax assets and liabilities represent decreases or increases in taxes expected to be paid in the future because future reversals of temporary differences in the bases of assets and liabilities as measured by tax laws and their bases as reported in the financial statements.

Deferred tax assets have also have been recognized for net operating loss carryforwards and tax credit carryforwards. Valuation allowances are then recorded to reduce deferred tax assets to the amounts management concludes are more likely than not to be realized.

Earnings Per Share

Earnings per Common Share is computed by dividing Net Income Available to Common Shareholders by the weighted average common shares issued and outstanding. For Diluted Earnings per Common Share, Net Income Available to Common Shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, Net Income Available to Common Shareholders is adjusted by the associated preferred dividends. The adjusted Net Income is divided by the weighted average number of common shares issued and out-standing for each period by amounts representing the dilutive effect of stock options outstanding, restricted stock units and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidulutive. Dilutive potential common shares are calculated using the treasury stock method.

Segment Information And Disclosure

Accounting principles generally accepted in the United States of America establish standards to report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. UPFC has concluded it has two operating segments consistent with the ones evaluated internally for operating decisions and assessing performance.

Recent Accounting Pronouncements

In December 2003, the FASB issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interest in variable interest entities created before

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03. Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes this pronouncement will not have a material impact on the Company’s consolidated financial position and results of operations.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF describes a model that involves three steps: (1) determine whether an investment is impaired, (2) determine whether the impairment is other-than-temporary, and (3) to recognize the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company’s adoption of this EITF will not have a material impact on its consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123-R replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued,

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123-R as of the first interim or annual reporting period that begins after June 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2004 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes the adoption of this pronouncement will not have material effect on our consolidated financial statements.

Also, in December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have material effect on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.    Securities Available-For-Sale

Securities available-for-sale, including securities allocated to discontinued operations, are as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2004
U.S. government agency securities	$34,943	$—	$196	$34,747
U.S. government agency mortgage-backed securities	762,473	2,132	1,262	763,343

Total securities	$797,416	$2,132	$1,458	$798,090

2003
U.S. government agency securities	$105,138	$139	$—	$105,277
U.S. government agency mortgage-backed securities	1,097,107	918	858	1,097,167

Total Securities	$1,202,245	$1,057	$858	$1,202,444

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

The carrying and estimated fair values of securities at December 31, 2004 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004 and 2003 there were $770 million and $1,080 million, respectively, of securities pledged for repurchase agreements. At December 31, 2004 there was $10 million of securities available-for-sale included in the assets of discontinued operations.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$—	$—
One to five years	34,943	34,747
Over five years	—	—
Mortgage-backed securities	762,473	763,343

Total	$797,416	$798,090

Proceeds from the sale of securities available-for-sale for the years ended December 31, 2004, 2003 and 2002 were as follows:

	For the year ended December 31,
	2004	2003	2002
Proceeds from sales of securities available-for-sale	$537,662	$125,275	$84,708
Gross realized gains	1,110	506	491
Gross realized losses	100	—	—

The table below shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004.

	Less Than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
US government agency securities	$—	$—	$34,747	$196	$34,747	$196
US government agency mortgage-backed securities	53,733	748	85,608	514	139,341	1,262

Total temporarily impaired securities	$53,733	$748	$120,355	$710	$174,088	$1,458

All of the Company’s investments are in United States government or agency guaranteed debt and display minimal credit risk. Any price impairments are caused by movements in market interest rates, which can also cause variation in expected prepayments of mortgage-backed securities.

The Company has a total of 11 positions currently in an unrealized loss position. Only 1 of these positions has been in an unrealized loss position for over 12 months. This position is in securities backed by the full faith and credit of the United States Government for timely payment of principal and interest. This impairment is therefore deemed to be temporary.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

6.    Loans and Contracts

Loans are summarized as follows:

	December 31,
	2004	2003
		(As Restated)
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$528,761	$405,085
Other consumer	4	49

Total loans and contracts	528,765	405,134

Less:
Unearned finance charges	(4,595)	(7,717)
Unearned discount	(24,827)	(14,932)
Allowance for loan losses	(25,593)	(24,982)

Total loans and contracts, net	$473,750	$357,503

Contractual weighted average interest rate	22.74%	22.02%

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2004	2003	2002
		(As restated)	(As restated)
	(Dollars in thousands)
Balance at beginning of year	$24,982	$27,586	$16,807
Provision for loan losses	25,516	17,771	12,783
Purchase discounts on automobile installment contracts allocated to the allowance for loan losses	—	—	15,057
Charge-offs	(26,386)	(22,000)	(17,927)
Recoveries	1,481	1,625	866

Net charge-offs	(24,905)	(20,375)	(17,061)

Balance at end of year	$25,593	$24,982	$27,586

The purchase discounts allocated to the allowance for loan losses were comprised of acquisition discounts on the Company’s purchase of automobile installment contracts. UPFC allocated the estimated amount of discounts attributable to credit risk to the allowance for loan losses based on an analysis of loss history.

After consultation with the OTS, commencing January 1, 2003, the Bank began to allocate the purchase price entirely to auto contracts and unearned income at the date of purchase. The unearned income will be accreted as an adjustment to yield over the life of the contract. An allowance for credit losses will be established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date.

The total allowance for loan losses was $25.6 million at December 31, 2004 compared with $25.0 million at December 31, 2003, representing 5.12% of loans at December 31, 2004 and 6.53% at December 31, 2003.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Additionally, unearned discounts on loans totaled $24.8 million at December 31, 2004 compared with $14.9 at December 31, 2003, representing 4.74% of loans at December 31, 2004 compared to 3.76% of loans at December 31, 2003.

The following table sets forth information with respect to the Company’s non-performing assets:

	December 31,
	2004	2003
	(Dollars in thousands)
Nonaccrual loans	$—	$139
Totals	$—	$139

Percentage of non-performing assets to total assets	—%	0.01%

At December 31, 2004, the aggregate investment in loans considered to be impaired was $0 compared to $139,000 at December 31, 2003. The average recorded investment in impaired loans during the years ended December 31, 2004 and 2003 was approximately $0 and $139,000, respectively. All nonaccrual loans were part of the portfolio of insurance premium finance loans that were sold in November of 2004.

7.    Federal Home Loan Bank Stock

At December 31, 2004, and until its dissolution on February 11, 2005, the Bank was a member of the Federal Home Loan Bank System (“FHLB”) and as such was required to maintain an investment in capital stock of the FHLB of San Francisco. The Bank owned 121,590 shares at December 31, 2004 and 115,630 shares at December 31, 2003 of the FHLB’s $100 par value capital stock. The amount of stock required is adjusted annually based on a determination made by the FHLB. The determination is based on the balance of the Bank’s outstanding advances from the FHLB, and minimum stock requirements. FHLB stock is included in assets of discontinued operations.

8.    Interest Receivable

Interest receivable is as follows:

	December 31,
	2004	2003
		(As restated)
	(Dollars in thousands)
Auto loans	$5,424	$4,346
Securities	1,477	1,547

Total	$6,901	$5,893

9.    Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Furniture and equipment	$8,838	$7,661
Leasehold improvements	622	342

	9,460	8,003
Less: Accumulated depreciation and amortization	(5,941)	(4,840)

Total	$3,519	$3,163

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Depreciation and amortization expense was $1,361,000 for the year ended December 31, 2004 and $1,119,000 for the year ended December 31, 2003 and $931,000 for the year ended December 31, 2002.

During 2004 and 2003, there were no assets that were affected by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Our adoption of SFAS No. 144 did not have a material effect on our earnings or financial position.

10.     Due from Shareholders

At December 31, 2004 the Company held an amount receivable from its major shareholders BVG West Corp and Pan American Financial, L.P. in the amount of $672,000 (2003-$487,669). This amount is receivable pursuant to the Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004. Pursuant to this agreement, the Company will pay the costs associated with the secondary offering and will receive reimbursement at the time of completion of the offering. Guillermo Bron, Chairman, is the sole general partner of BVG West Corporation, which is the sole general partner of Pan American Financial, L.P.

11.    Deposits

Deposits are summarized as follows:

	December 31,
	2004		2003
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Deposits with no stated maturity:
Regular and money market passbook	$—	—%	$72,990	1.45%
NOW accounts and money market checking	35	—%	19,331	0.71%

	35	—%	92,321	1.30%
Time deposits less than $100,000	33,267	2.88%	310,535	3.00%
Time deposits $100,000 and over	38,614	2.60%	95,533	2.53%

	71,881	2.73%	406,068	2.90%

Total deposits	$71,916	2.73%	$498,389	2.59%

A summary of time deposits by remaining maturity is as follows:

	December 31,
	2004	2003
	(Dollars in thousands)
Maturity within one year	$48,924	$184,292
Maturity within two years	17,593	86,812
Maturity within three years	4,571	79,332
Maturity over three years	793	55,632

Total	$71,881	$406,068

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

12.    Borrowings

The following table sets forth certain information regarding the Company’s short-term borrowed funds at or for the years ended on the dates indicated. All borrowings had original maturities of less than 1 year. Repurchase agreement amounts include repurchase agreements and FHLB advances.

	At or For Years Ended December 31,
	2004	2003
	(Dollars in thousands)
Repurchase agreements
Maximum month-end balance	$1,082,061	$1,052,205
Balance at end of period	745,295	1,052,205
Average balance for period	934,413	755,755
Weighted average interest rate on balance at end of period	.2.41%	1.14%
Weighted average interest rate on average balance for period	1.43%	1.20%
Securitized Borrowings
Maximum month-end balance	$420,000	$—
Balance at end of period	352,564	—
Average balance for period	107,018	—
Weighted average interest rate on balance at end of period	2.77%	—%
Weighted average interest rate on average balance for period	3.49%	—%
Warehouse Facilities
Maximum month-end balance	$101,776	$—
Balance at end of period	101,776	—
Average balance for period	16,714	—
Weighted average interest rate on balance at end of period	2.31%	—%
Weighted average interest rate on average balance for period	4.15%	—%

The Company negotiates the collateral required for each loan on a case-by-case basis. As of December 31, 2004 and 2003 there were $770 million and $1,080 million, respectively, of the amount included in securities available for sale, at fair market value on the Consolidated Statement of Financial Condition was pledged as collateral for repurchase agreement borrowings.

13.    Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Income taxes from continuing operations Income taxes from discontinued operations	$13,078 3,382	$7,924 1,480	$2,388 1,557
Cumulative effect of change in accounting principle	—	—	66

Total tax expense	$16,460	$9,404	$4,011

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Income tax expense attributable to income from continuing operations consists of:

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Federal taxes:
Current	$13,957	$10,180	$181
Deferred	(3,402)	(3,911)	1,793

	10,555	6,269	1,974
State taxes:
Current	2,520	2,304	456
Deferred	3	(649)	(42)

	2,523	1,655	414

Total	$13,078	$7,924	$2,388

The tax effects of temporary differences that give rise to significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2004	2003
		(As Restated)
	(Dollars in thousands)
Deferred tax assets:
Net operating loss carryforwards	$—	$319
Loan loss allowances	10,019	7,818
Discontinued operations and accrued lease obligations	13	7
Intangible assets	575	658
Compensation related reserve	858	977
State taxes	830	802
Depreciation and amortization	—	—
Accrued liabilities	35	55
Other	189	207

Total gross deferred tax assets	12,519	10,843

Deferred tax liabilities:
FHLB stock dividends	(739)	(513)
Market discount	—	(2,565)
Unrealized gain on securities available for sale	(270)	(70)
Depreciation and amortization	(379)	(96)

Total gross deferred tax liabilities	(1,388)	(3,244)

Net deferred tax assets	$11,131	$7,599

UPFC believes a valuation allowance is not needed to reduce the net deferred tax assets as it is more likely than not that the deferred tax assets will be realized through recovery of taxes previously paid or future taxable income.

At December 31, 2004 and 2003, UPFC had a net current income tax receivable of $10.1 million and $2.4 million, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Years Ended December 31,
	2004	2003	2002
Expected statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	5.0	5.5	4.3
Other, net	0.4	(0.1)	(1.1)

Effective tax rate	39.6%	40.4%	38.2%

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

14.    Regulatory Capital Requirements

The Financial Institutions Reform, Recovery and Enforcement Act of 1989 established new capital standards for savings institutions, requiring the OTS to promulgate regulations to prescribe and maintain uniformly applicable capital standards for savings institutions. Such regulations include three capital requirements: a tangible capital requirement equal to 1.5% of adjusted total assets, a leverage limit or core capital requirement equal to 4.0% of adjusted total assets, and a risk-based capital requirement equal to 8.0% of risk-weighted assets.

At December 31, 2004 and December 31, 2003, the Bank had the following regulatory capital requirements and capital position:

	December 31, 2004			December 31, 2003
	Actual	Required	Excess	Actual	Required	Excess
					(As Restated)
	(Dollars in thousands)
Tangible capital	$12,388	$1,272	$11,116	$96,848	$25,047	$71,801
Tangible capital ratio	14.61%	1.50%	13.11%	5.80%	1.50%	4.30%
Core capital	$12,388	$3,382	$9,006	$96,848	$66,792	$30,256
Core capital (leverage) ratio	14.61%	4.00%	10.61%	5.80%	4.00%	1.80%
Risk-based capital	$12,388	$1,202	$11,186	$104,853	$50,838	$54,015
Percent of risk-weighted assets	82.48%	8.00%	74.48%	16.50%	8.00%	8.50%

The FDIC Improvement Act of 1991 (“FDICIA”) required each federal banking agency to implement prompt corrective actions for institutions that it regulates. In response to these requirements, the OTS adopted final rules, effective December 19, 1992, based upon FDICA’s five capital tiers: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.

The rules provide that a savings association is “well capitalized” if its leverage ratio is 5% or greater, its Tier 1 risk-based capital ratio is 6% or greater, its total risk-based capital ratio is 10% or greater, and the institution is not subject to a capital directive.

As used herein, leverage ratio means the ratio of core capital to adjusted total assets, Tier 1 risk-based capital ratio means the ratio of core capital to risk-weighted assets, and total risk-based capital ratio means the

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

ratio of total capital to risk-weighted assets, in each case as calculated in accordance with current OTS capital regulations. Under these regulations, the Bank is deemed to be “well capitalized” as of December 31, 2004.

Non-prime lending has been and continues to be an area of lending which has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. In 2004, the OTS notified the Company that the Bank was considered by the OTS to have an unacceptable level of risk for a federally insured thrift because the Bank is deemed by the OTS to have an excessive concentration risk in automobile loans, all of which are non-prime in nature. These automobile sales contracts represent approximately 24% of the Bank’s total assets. The balance of the Bank’s assets consists primarily of mortgage-backed securities. In 2004, the Company determined to implement a plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing UPFC’s non-prime automobile finance business with insured deposits of the Bank.

Since that date, there are no conditions or events that management believes would have changed its “well-capitalized” designation.

The Bank had the following regulatory capital calculated in accordance with FDICIA’s capital standards for a “well capitalized” institution:

	December 31, 2004			December 31, 2003
	Actual	Required	Excess	Actual	Required	Excess
					(As Restated)
	(Dollars in thousands)
Leverage	$12,388	$4,228	$8,160	$96,848	$83,490	$13,358
Leverage ratio	14.61%	5.00%	9.61%	5.80%	5.00%	0.80%
Tier 1 risk-based	$12,388	$5,674	$7,314	$96,848	$38,129	$58,718
Tier 1 risk-based ratio	14.61%	6.00%	8.61%	15.24%	6.00%	9.24%
Total risk-based	$12,388	$1,478	$10,910	$104,853	$63,549	$41,306
Total risk-based ratio	82.48%	10.00%	72.48%	16.50%	10.00%	6.50%

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

15.    Commitments And Contingencies

All branch and office locations are leased by UPFC under operating leases expiring at various dates through the year 2009. Rent expense was $3.4 million, $3.1 million and $2.6 million for the years ended December 31, 2004, 2003 and 2002 respectively.

Future minimum rental payments as of December 31, 2004 under existing leases are set forth as follows:

Years ending December 31:	(Dollars in thousands)
2005	$3,538
2006	2,977
2007	1,912
2008	1,223
2009	634
2010	21

Total	$10,305

UPFC has entered into loan securitization agreements with investors through wholly owned subsidiaries and trusts in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Sales to these subsidiaries and trusts are treated as secured borrowings for financial statement presentations and are included in the consolidated financial statements. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to these loan sale agreements will not have a material effect on the Company’s financial position and operating results.

UPFC is involved in various claims or legal actions arising in the normal course of business. In the opinion of management, the ultimate disposition of such matters will not have a material effect on the financial position, cash flows or results of operations.

16.    Stock Options

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

Stock option activity is as follows:

	Years Ended December 31,
	Shares 2004	Weighted Average Exercise Price	Shares 2003	Weighted Average Exercise Price	Shares 2002	Weighted Average Exercise Price
	(Dollars in thousands, except per share amounts)
Balance at beginning of year	5,083,018	$7.11	5,112,646	$6.39	3,628,991	$3.53
Granted	419,000	17.29	472,500	12.67	2,035,000	11.23
Canceled or expired	(198,342)	13.24	(238,649)	8.11	(286,020)	8.49
Exercised	(426,154)	3.52	(263,479)	2.31	(265,325)	2.16

Balance at end of year	4,877,522	$7.22	5,083,018	$7.11	5,112,646	$6.39

Weighted average fair value per share of options granted during the year	$10.29		$4.63		$2.14

UPFC applies APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was zero in 2004, 2003 and 2002.

The fair value of options under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield, volatility was the actual 12 month volatility on the date of grant varying from 38% to 47% for 2004, 30% to 41% from 2003 and 36% to 95% for 2002, risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant in 2004 varying from 2.79% to 3.94%, 1.90% to 3.37% in 2003 and 2.94% to 4.74% in 2002 and expected lives of three to five years depending on final maturity of the options.

At December 31, 2004, options exercisable to purchase 3,753,841 shares of UPFC’s common stock under the Plan were outstanding as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Shares	Expiration Date	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$3.00	15,000	2005	$3.00	15,000	$3.00
$0.80	18,750	2006	0.80	18,750	0.80
$11.00	20,000	2007	11.00	20,000	11.00
$0.24 to $4.75	1,226,320	2008	0.93	1,226,320	0.93
$1.31 to $6.64	359,191	2009	4.29	359,191	4.29
$1.78 to $20.00	874,314	2010	14.11	874,314	14.11
$2.19 to $18.30	1,635,147	2011	8.72	1,000,866	8.25
$4.87 to $7.15	146,000	2012	6.55	85,600	6.50
$6.26 to $18.50	250,300	2013	11.90	87,300	12.20
$14.38 to $19.94	332,500	2014	17.44	66,500	17.44

	4,877,522			3,753,841

The weighted average remaining contractual life of outstanding options was 5.62 years, 6.34 years and 7.11 years for December 31, 2004, 2003 and 2002, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

17.    401(k) Plan

UPFC maintains the Pan American Bank, FSB 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees of UPFC. Under the 401(k) Plan, employees may contribute up to 60% of their pre-tax salary or the annual dollar limit of $13,000 for 2004. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by UPFC in 2004, 2003 and 2002 were $308,000, $232,000 and $134,000, respectively. The Company used account forfeitures in 2002 to fund a portion of its contribution in that year.

18.    Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Professional fees	$2,280	$649	$973
Loan and collection expenses	4,285	2,437	1,905
Travel and entertainment	2,163	1,767	1,365
Marketing	445	496	529
Data processing	985	1,063	981
Forms, supplies, postage and delivery	1,345	1,199	1,022
Telephone	1,321	1,474	1,104
Insurance premiums	815	508	492
Other	943	598	437

Total	$14,582	$10,191	$8,808

19.    Earnings Per Share

UPFC calculates earnings per share as shown below:

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(In thousands, except per share amounts)
Earnings per share—basic:
Income	$23,705	$13,851	$6,522

Average common shares outstanding	16,209	15,914	15,630

Per share	$1.46	$0.87	$0.42

Earnings per share—diluted:
Income	$23,705	$13,851	$6,522

Average common shares outstanding	16,209	15,914	15,630
Add: Stock options	1,860	1,652	1,272

Average common shares outstanding—diluted	18,069	17,566	16,902

Per share	$1.31	$0.79	$0.39

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

20.    Fair Value Of Financial Instruments

The estimated fair value of UPFC’s financial instruments is as follows at the dates indicated:

	December 31, 2004		December 31, 2003
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
			(As Restated)
	(Dollars in thousands)
Assets:
Cash and cash equivalents (at December 31, 2004, $49,913 included in assets of discontinued operations)	$54,158	$54,158	$14,209	$14,209
Securities (at December 31, 2004, $10,000 included in assets of discontinued operations)	798,090	798,090	1,202,444	1,202,444
Loans, net	473,750	473,750	357,503	357,503
Federal Home Loan Bank stock	12,159	12,159	11,563	11,563
Liabilities:
Deposits	71,916	72,161	498,389	499,392
Securitization notes payable	352,564	350,967	—	—
Warehouse credit facilities	101,776	101,776	—	—
Repurchase credit facilities	745,295	745,295	1,052,205	1,052,205

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

Federal Home Loan Bank Stock:    Since no secondary market exists for FHLB stock and the stock is bought and sold at par by the FHLB, the fair value of these financial instruments approximates the carrying value.

Deposits:    The fair values of demand deposits, passbook accounts, money market accounts, and other deposits immediately withdrawable, by definition, approximate carrying values for the respective financial instruments. For fixed maturity deposits, the fair value was estimated by discounting expected cash flows by the current offering rates of deposits with similar terms and maturities at December 31, 2003. At December 31, 2004,

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

since these deposits are under contract for sale and the sale is planned to complete in the first quarter of 2005, the fair value was estimated at the sale price under that contract.

Securitization notes payable:    The fair values of the securitization notes payable are based on quoted market prices.

Warehouse credit facilities:    Warehouse credit facilities have variable rates of interest and maturity of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Repurchase agreements:    The fair value of the other borrowings is considered to approximate carrying value due to the short period to interest rate reset and note rates consistent with present market rates.

21.    Operating Segments

At December 31, 2004, the Company had two reportable segments: (1) automobile finance and (2) investments and banking. The automobile finance segment acquires, holds for investment and services nonprime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The investments and banking segment holds for sale a portfolio of investment securities funded by repurchase agreements and has a small portfolio of deposits of the Bank currently held for sale. Historically, the Company has had another reportable segment composed of insurance premium finance, which was a strategic business unit that would underwrite and finance automobile and commercial insurance premiums in California. Beginning with the quarter ended September 30, 2004, the insurance premium finance segment and the sale of the Bank’s three retail bank branches and related deposits are treated as discontinued operations. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified to discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and warehouse line are very similar to the net cost of deposits including operating costs.

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

	At or For Year Ended December 31, 2004
	Auto Finance	Investment and Banking	Total
	(Dollars in thousands)
Net interest income	$101,008	$9,352	$110,360
Provision for loan losses	25,516	—	25,516
Non-interest income	516	2,541	3,057
Non-interest expense	45,007	9,894	54,901

Segment profit (pre-tax)	$31,001	$1,999	$33,000

Total assets	$533,491	$881,416	$1,414,907

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

	At or For Year Ended December 31, 2003
	Auto Finance	Banking	Total
	(As Restated)
Net interest income	$68,998	$7,479	$76,477
Provision for loan losses	17,771	—	17,771
Non-interest income	452	1,648	2,100
Non-interest expense	34,391	6,823	41,214

Segment profit (pre-tax)	$17,288	$2,304	$19,592

Total assets	$370,189	$1,293,250	$1,663,439

	At or For Year Ended December 31, 2002
	Auto Finance	Banking	Total
	(As Restated)
Net interest income	$42,537	$8,166	$50,703
Provision for loan losses	12,783	—	12,783
Non-interest income	379	1,005	1,384
Non-interest expense	26,308	6,743	33,051

Segment profit (pre-tax)	$3,824	$2,429	$6,253

Total assets	$268,189	$675,234	$943,433

22.    Holding Company Financial Information

Following are the financial statements of United PanAm Financial Corp. (holding company only):

	Years Ended December 31,
	2004	2003
		(As Restated)
	(Dollars in thousands)
Statements of Financial Condition
Cash	$178	$369
Note receivable from affiliate	5,765	9,523
Securities, available for sale	769,641	—
Deferred tax assets	33,912	—
Other assets	5,394	1,476
Investment in subsidiaries	70,211	95,023

Total assets	$885,101	$106,391

Repurchase agreements	745,295	—
Subordinated debt	10,310	10,000
Other liabilities	5,243	341

Total liabilities	760,848	10,341

Shareholders’ equity	124,253	96,050

Total liabilities and shareholders’ equity	$885,101	$106,391

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Statements of Operations
Equity in undistributed income of subsidiaries	$24,812	$14,211	$6,759
Interest income	5,362	227	318
Other income	325	—	—

Total income	30,499	14,438	7,077
Interest Expense	4,516	170	—
Market loss—derivative instruments	2,185	—	—
Other expense	698	655	716

Total expense	7,399	825	716

Income before income taxes	23,100	13,613	6,361
Income taxes (benefit)	(605)	(238)	(161)

Net income	$23,705	$13,851	$6,522

See Footnote 2—Restatements of Consolidated Financial Statements for the corrections made to the financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

	Years Ended December 31,
	2004	2003	2002
		(As Restated)	(As Restated)
	(Dollars in thousands)
Statements of Cash Flows
Cash flows from operating activities:
Net income	$23,705	$13,851	$6,522
Equity in earnings of subsidiaries	(24,812)	(14,211)	(6,759)
(Increase) decrease in accrued interest receivable	(1,366)	(364)	155
Decrease (increase) in other assets	(2,876)	1,422	(344)
Increase in other liabilities	4,902	10,060	214
Increase in deferred taxes	(33,912)	—	—
Amortization of premium on securities	211	—	—
Gain on sale of securities	(223)	—	—
Other, net	2	—	(16)

Net cash provided by (used in) operating activities	(34,369)	10,758	(228)

Cash flows from investing activities:
Purchase of securities	(926,493)	—	—
Proceeds from maturity of securities	65,769	—	—
Proceeds from sale of securities	92,049	—	—
Decrease in investment in subsidiary	49,624	—	—
(Increase) repayment of notes receivable		(1,803)	13,715
Other, net	3,711	29	—

Net cash (used in) provided by investing activities	(715,340)	(1,774)	13,715

Cash flows from financing activities:
Capital contributed to subsidiary	—	(9,982)	(15,000)
Proceeds/repayments of repurchase agreements	745,295	—	—
Proceeds from exercise of stock options	4,223	651	1,027
(Increase) repayment of director loan	—	(293)	300

Net cash (used in) financing activities	749,518	(9,624)	(13,673)

Net (decrease) increase in cash and cash equivalents	(191)	(640)	(186)
Cash and cash equivalents at beginning of year	369	1,009	1,195

Cash and cash equivalents at end of year	$178	$369	$1,009

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$3,825	$170	$—

See Footnote 2—Restatements of Consolidated Financial Statements for the corrections made to the financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

23.    Quarterly Results of Operations (Unaudited)

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(As Restated)	(As Restated)	(As Restated)
	(Dollars in thousands, except per share data)
2004:
Net interest income	$24,357	$26,951	$29,449	$29,603
Provision for loan losses	5,859	4,346	7,266	8,045
Non-interest income	891	669	403	1,094
Non-interest expense	12,346	12,826	15,691	14,037

Income from continuing operation before income taxes	7,043	10,448	6,895	8,615
Income taxes	2,840	4,218	2,847	3,174

Income from continuing operations	4,203	6,230	4,048	5,441
Income (Loss) from discontinued operations, net of tax	428	400	3,260	(305)

Net Income	$4,631	$6,630	$7,308	$5,136

Earnings per share—basic	$0.29	$0.41	$0.45	$0.31

Earnings per share—diluted	$0.26	$0.37	$0.41	$0.28

See Footnote 2—Restatements of Consolidated Financial Statements for the corrections made to the financial statements.

	Three months ended
	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
	(As Restated)
	(Dollars in thousands, except per share data)
2003:
Net interest income	$15,612	$21,392	$19,576	$19,897
Provision for loan losses	2,905	3,113	6,373	5,380
Non-interest income	370	642	426	662
Non-interest expense	9,267	10,039	10,587	11,321

Income from continuing operations before income taxes	3,810	8,882	3,042	3,858
Income taxes	1,542	3,576	1,249	1,558

Net income from continuing operations	2,268	5,306	1,793	2,300
Income from discontinued operations, net of taxes	967	362	403	452

Net Income	$3,235	$5,668	$2,196	$2,752

Earnings per share—basic	$0.20	$0.36	$0.14	$0.17

Earnings per share—diluted	$0.19	$0.33	$0.12	$0.15

See Footnote 2—Restatements of Consolidated Financial Statements for the corrections made to the financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2004 and 2003

24.    Trust Preferred Securities

During the year ended December 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust1. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 4.65% as of December 31, 2004. The final maturity of these securities is 30 years, however, they can be called at par any time after five years, at the option of the Company.

25.    Sale of Branches and Deposits

On September 24, 2004, the Bank sold its three retail banking branches, which were located in Burlingame, San Carlos and Panorama City, California. The retail branches of the Bank held $223.4 million in deposit liabilities. The Burlingame and San Carlos branches were sold to Guaranty Bank of Austin, Texas and the Panorama City branch was sold to Kaiser Federal Bank of Covina, California. Guaranty Bank and Kaiser Federal Bank each purchased all existing fixed assets and hired all existing employees of the respective branches. In addition, on September 28, 2004, the Bank also completed the sale of certain brokered certificates of deposit, which were sold to EverBank of Jacksonville, Florida. The brokered certificates represented $184.3 million of deposit liabilities. The Bank sold the branches and brokered deposits for an aggregate of $7.6 million in deposit premiums.

26.    Subsequent Events

Sale of Internet Deposits.    On February 5, 2005, the Bank completed the sale of $67.9 million in internet-originated certificates of deposit, also known as Money Desk CDs, to Geauga Savings Bank. The sale of the internet-originated certificates of deposit was approved by the Office of the Thrift Supervision and the Federal Deposit Insurance Corporation (“FDIC”).

Dissolution of Federal Thrift Charter.    In July 2004, the Bank adopted a plan of voluntary dissolution to dissolve and ultimately exit its federal thrift charter. The OTS conditionally approved the plan in August 2004 subject to the Bank satisfying certain conditions imposed by the OTS including the sale of the Bank’s branch locations, the sale of the Bank’s brokered CD’s and internet originated deposits, the distribution to the Company of the Bank’s government agency securities, the distribution of the Bank’s automotive portfolio, and the distribution of the Bank’s insurance premium finance business.

On February 5, 2005, the Bank completed the transactions required by the OTS and the plan of voluntary dissolution and requested termination of its insured status from the FDIC. On February 11, 2005, the Bank advised the OTS of the completion of the plan of voluntary dissolution and requested cancellation of its charter. On March 7, 2005, the Bank received confirmation that the FDIC terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Bank received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005.

Second Securitization Transaction.    In April 2005, the Company will issued approximately $190 million of asset backed securities. We completed our first securitization transaction of $420 million during the third quarter of 2004.

On March 21, 2005, the Company increased the Deutsche Bank warehouse facility from $200 million to $250 million.

Consistent with management’s strategy to exit the banking industry, the Company has sold approximately $288 million of short term investments and securities available for sale and settled approximately $196 million in repurchase agreements as of March 29, 2005.