Form 10-Q
period 2005-03-31
UNITED PAN AM FINANCIAL CORP
filed 2005-05-06
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of April 16, 2005 was 16,562,681 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

MARCH 31, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

(Dollars in thousands)	March 31, 2005	December 31, 2004
Assets

Cash and due from banks	$4,555	$4,237
Short term investments	13,899	—

Cash and cash equivalents	18,454	4,237
Restricted cash	45,872	36,729
Securities available for sale, at fair value	444,251	788,090
Loans	542,625	499,343
Allowance for loan losses	(24,980)	(25,593)

Loans, net	517,645	473,750
Premises and equipment, net	3,544	3,519
Accrued interest receivable	6,851	6,901
Other assets	24,967	29,601
Assets of discontinued operations	92	72,080

Total assets	$1,061,676	$1,414,907

Liabilities and Shareholders’ Equity

Warehouse line of credit	$189,016	$101,776
Securitization notes payable	292,961	352,564
Repurchase agreements	431,780	745,295
Accrued expenses and other liabilities	6,801	8,793
Junior subordinated debentures/trust preferred securities	10,310	10,310
Liabilities of discontinued operations—deposits held for sale	—	71,916

Total liabilities	930,868	1,290,654

Common stock (no par value):
Authorized, 30,000,000 shares
Issued and outstanding, 16,560,681 at March 31, 2005 and 16,526,358 at December 31, 2004	70,686	70,332
Retained earnings	59,807	53,517
Unrealized gain on securities available for sale, net	315	404

Total shareholders’ equity	130,808	124,253

Total liabilities and shareholders’ equity	$1,061,676	$1,414,907

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004 (As Restated)
Interest Income
Loans	$34,666	$26,349
Short term investments	4,407	4,204

Total interest income	39,073	30,553

Interest Expense
Securitized borrowings	2,898	—
Warehouse credit lines	1,374	—
Repurchase agreements	3,547	2,859
Deposits	—	3,217
Junior subordinated debentures	143	120

Total interest expense	7,962	6,196

Net interest income	31,111	24,357
Provision for loan losses	5,713	5,859

Net interest income after provision for loan losses	25,398	18,498

Non-interest Income
Services charges and fees	—	140
Loan related charges and fees	116	312
Gain on sale of securities	1,648	—
Other income	44	439

Total non-interest income	1,808	891

Non-interest Expense
Compensation and benefits	9,529	7,592
Occupancy	945	1,237
Other	5,536	3,517

Total non-interest expense	16,010	12,346

Income from continuing operations before income taxes	11,196	7,043

Income taxes	4,574	2,840

Income from continuing operations	6,622	4,203

Income (loss) from discontinued operations, net of tax	(332)	428

Net Income	$6,290	$4,631

Earnings per share-basic:

Continuing operations	$0.40	$0.26

Discontinued operations	(0.02)	0.03

Net income	$0.38	$0.29

Weighted average shares outstanding	16,538	15,868

Earnings per share-diluted:

Continuing operations	$0.36	$0.24

Discontinued operations	(0.02)	0.02

Net Income	$0.34	$0.26

Weighted average shares outstanding	18,385	17,796

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2005	2004 (As Restated)
Net income	$6,290	$4,631
Other comprehensive income, net of tax
Unrealized gain (loss) on securities	(89)	348

Comprehensive income	$6,201	$4,979

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2005	2004 (As Restated)
Cash Flows from Operating Activities
Income from continuing operations	$6,622	$4,203
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Net gain on sales of securities available for sale	(1,648)	—
Provision for loan losses	5,713	5,859
Accretion of discount on loans	(4,174)	(2,254)
Depreciation and amortization	359	323
(Increase) decrease in accrued interest receivable	50	(10)
Decrease in other assets	4,686	1,996
Amortization of premiums/discounts on securities	39	506
Decrease in accrued expenses and other liabilities	(1,992)	(1,142)

Net cash provided by operating activities of continuing operations	9,655	9,481
Income (loss) from discontinued operations	(332)	428

Net cash provided by operating activities	9,323	9,909

Cash Flows from Investing Activities
Purchase of securities available for sale	—	(265,254)
Proceeds from maturities of investment securities available for sale	24,744	119,932
Proceeds from sale of investment securities available for sale	330,563	231,929
Purchases, net of repayments, of non-mortgage loans	(45,434)	(41,247)
Change in assets of discontinued operations	49,921	3,526
Purchase of premises and equipment	(384)	(425)
Proceeds from redemption of FHLB stock	12,067	—

Net cash provided by investing activities	371,477	48,461

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(71,916)	27,641
Repayment from repurchase agreements	(313,515)	(47,669)
Proceeds from warehouse line	87,240	—
Payments on securitization notes payable	(59,603)	—
Increase in restricted cash	(9,143)	—
Proceeds from exercise of stock options	354	132

Net cash used in financing activities	(366,583)	(19,896)

Net increase in cash and cash equivalents	14,217	38,474
Cash and cash equivalents at beginning of period	4,237	14,209

Cash and cash equivalents at end of period	$18,454	$52,683

Supplemental Disclosures of Cash Flow Information
Cash paid for:

Interest	$8,131	$7,010

Income taxes	$68	$941

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2005 and 2004

(Unaudited)

1.	Organization

United PanAm Financial Corp. (“UPFC” or the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation, into UPFC. Unless the context indicates otherwise, all references to UPFC include the previous Delaware corporation. UPFC was originally organized as a holding company for PAFI, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank.

At March 31, 2005, PAFI was a direct wholly-owned subsidiary of UPFC. United Auto Credit Corp. (“UACC”) was a direct wholly-owned subsidiary of PAFI, and UPFC Auto Receivables Corporation and UPFC Funding Corporation were direct wholly-owned subsidiaries of UACC. On April 22, 2005, PAFI was merged with and into UPFC, and UACC became a direct wholly-owned subsidiary of UPFC.

Prior to its dissolution on February 11, 2005, the Bank was a wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UPFC, PAFI and UACC. Significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

3.	Restatements of Consolidated Financial Statements

During the first quarter of 2005, as part of the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, management made the following corrections to such consolidated financial statements:

•

The methodology used to implement Practice Bulletin 6 prior to January 1, 2003 was incorrect. The Company previously treated any expected credit loss over the life of a pool of loans in excess of the amount of discount on the purchased loans as an adjustment of interest income over the life of the loans. Such excess losses should properly have been charged to the provision for loan losses. The impact of this correction was an increase in net income in 2004 of $769,000 after tax ($1,290,000 pre tax) and in

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

2003 of $1,996,000 after tax ($3,349,000 pre tax) and a decrease in net income in 2002 of $ 2,294,000 after tax ($3,712,000 pre tax) and in 2001 of $430,000 after tax ($698,000 pre tax).

•	The methodology used to accrete discount on purchased loans did not properly reflect the level yield method of reporting interest income. The method which had been previously used resulted in an overstatement of accreted discount during earlier periods in the life of a loan, with a corresponding understatement of accreted discount in the later periods of a loan. The impact of this change decreased interest income on loans in 2004 by $521,000 after tax ($884,000 pre tax) and in 2003 by $333,000 after tax ($564,000 pre tax) and will result in an increase in future years as this discount is accreted into income in the future.

•	An error occurred in the Company’s calculation of the provision for loan losses for the fourth quarter of 2004 as a result of applying a higher loss rate to our individual static pools than the rates specified in the model, which resulted in an overstatement of the provision for loan losses of $ 441,000 for the year ended December 31, 2004.

•	An accrual of repossession costs for repossession activities in progress which are currently recorded on a cash basis resulted in an increase in expenses for the year ended December 31, 2004 of $534,000.

•	A reduction of interest income for the uncollectibility of accrued interest on loans over 30 days delinquent and for current loans in repossession status resulted in a decrease in income for the year ended December 31, 2004 of $352,000.

•	Aggregate miscellaneous adjustments resulted in a decrease income for the year ended December 31, 2004 of $311,000 and did not affect the income statement of the three months ended March 31, 2004.

Changes to Unaudited Consolidated Statements of Financial Condition

	As of March 31, 2004
	Unaudited
	As Reported	As Restated
Loans	$478,701	$438,364
Unearned discount	$(17,857)	$(18,089)
Allowance for loan losses	$(24,713)	$(25,130)
Loans, net	$436,131	$395,145
FHLB stock, at cost	$11,563	$—
Accrued interest receivable	$6,211	$5,903
Other assets	$24,193	$25,825
Assets of discontinued operations	$49,009	$37,446
Total assets	$1,649,961	$1,647,745
Deposits	$526,030	$—
Accrued expenses and other liabilities	$5,237	$5,653
Liabilities of discontinued operations—deposits held for sale	$—	$526,030
Total liabilities	$1,546,103	$1,546,519
Retained earnings	$37,075	$34,443
Total shareholders equity	$103,858	$101,226
Total liabilities and shareholders equity	$1,649,961	$1,647,745

As of March 31, 2004 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

changed to reflect the level yield method. The accrued liabilities for collection expenses were also increased. The adjustments resulted in a decrease in total assets of $2,216,000 and retained earnings of $2,632,000 and an increase in liabilities

Changes to Unaudited Consolidated Statements of Income

	Three Months Ended March 31, 2004
	Unaudited
	As Reported	As Restated
Interest—loans	$26,639	$26,349
Short term investment	$5,074	$4,204
Total interest income	$31,713	$30,553
Deposits	$3,519	$3,217
Total interest expense	$6,498	$6,196
Net interest income	$25,215	$24,357
Provision for loan losses	$5,211	$5,859
Net interest income after provision for loan losses	$20,004	$18,498
Service charges and fees	$256	$140
Loan related charges and fees	$86	$312
Gain on sale of securities	$499	$—
Other income	$438	$439
Total non-interest income (loss)	$1,279	$891
Compensation of benefits	$7,713	$7,592
Occupancy	$1,243	$1,237
Other expenses	$3,206	$3,517
Total non-interest expense	$12,162	$12,346
Income from continuing operations before income taxes	$9,121	$7,043
Income taxes	$3,684	$2,840
Income from continuing operations	$5,437	$4,203
Income from discontinued operations, net of tax	—	$428
Net income	$5,437	$4,631
Comprehensive income	$5,785	$4,979
Earnings per share-basic:
Income before discontinued operations	$0.34	$0.26
Discontinued operations	$—	$—
Net income	$0.34	$0.29
Earnings per share-diluted:
Income before discontinued operations	$0.30	$0.24
Discontinued operations	$—	$—
Net income	$0.30	$0.26

For the three months ended March 31, 2004, income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax. The accounting for dealer discount and the accretion of income was corrected resulting in a net decrease in interest income of $290,000. An adjustment was made to increase the provision for loan losses by $662,000 and additional collection expenses of $416,000 were accrued. These changes resulted in a decrease in net income after tax of $806,000.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

4.	Discontinued Operations

In August 2004, the Bank adopted a plan of voluntary dissolution (the “Plan”) to dissolve and ultimately exit its federal thrift charter. The Office of Thrift Supervision (the “OTS”) conditionally approved the Plan in August 2004, subject to the Bank satisfying certain conditions imposed by the OTS.

In September 2004, the Company sold its three retail bank branches (with total deposits of $223.4 million) and its brokered deposit portfolio (with deposits of $184.3 million). In February 2005, the Company sold its remaining internet originated deposits. The Company recognized a gain on sale of the three retail branches and the brokered deposit portfolio of $2.7 million after tax. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified as discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and the warehouse line are very similar to the net cost of deposits including operating costs.

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and to facilitate the dissolution, the Company has irrevocably guaranteed all remaining obligations of the Bank.

In connection with the dissolution of the Bank, and in order to concentrate the Company’s efforts on its non-prime automobile finance business, the Company sold its portfolio of insurance premium finance loans to Classic Plan Premium Financing, Inc. in November 2004 at a nominal premium over par.

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	March 31, 2005	December 31, 2004
Assets of discontinued operations	$92	$72,080
Liabilities of discontinued operations—deposits held for sale	$—	$71,916

	Three Months Ended March 31,
	2005	2004
Revenue	$133	$1,077
Income (loss) from discontinued operations (after applicable income (tax benefits) taxes of $(232), $292, respectively)	$(332)	$428

Discontinued operations had $377,000 as of March 31, 2005 and $342,000 as of December 31, 2004 of accrued liabilities, respectively.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

5.	Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards.

	Three Months Ended March 31,
(In thousands, except per share amounts)	2005	2004 (As Restated)
Earnings per share—basic:
Income before discontinued operations	$6,622	$4,203
Discontinued operations	(332)	428

Net income	$6,290	$4,631

Average common shares outstanding	16,538	15,868

Per share before discontinued operations	$0.40	$0.26
Discontinued operations	(0.02)	0.03

Per share	$0.38	$0.29

Earnings per share—diluted:
Income before discontinued operations	$6,622	$4,203
Discontinued operations	(332)	428

Net income	$6,290	$4,631

Average common shares outstanding	16,538	15,868
Add: Stock options	1,847	1,928

Average common shares outstanding—diluted	18,385	17,796

Per share before discontinued operations	$0.36	$0.24
Discontinued operations	(0.02)	0.02

Per share	$0.34	$0.26

For the three months ended March 31, 2005 and 2004, 298,000 and 369,000 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

6.	Stock-Based Compensation

At March 31, 2005 and 2004, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the Provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2005	2004 (As Restated)
Net income as reported	$6,290	$4,631

Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	261	201

Net income—pro forma	$6,029	$4,430

Net income per share as reported—basic	$0.38	$0.29

Net income per share—pro forma—basic	$0.36	$0.28

Net income per share as reported—fully diluted	$0.34	$0.26

Net income per share—pro forma—fully diluted	$0.33	$0.25

7.	Allowance for Loan Losses

UACC purchases automobile contracts at a discount from face value. Prior to 2003, we had accounted for the purchase of automobile contracts by recording the automobile contract at face value, and allocated the remainder to the allowance for credit losses and unearned income. This method resulted in estimated expected credit losses over the life of the contract being provided at the date of purchase and the credit-adjusted yield being recorded as interest income over the life of the contract.

Commencing January 1, 2003, after consultation with the OTS, we began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is now accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses (net of remaining unearned income) at each reporting date.

The total allowance for loan losses was $25.0 million at March 31, 2005 compared with $25.1 million at March 31, 2004, representing 4.38% of loans at March 31, 2005 and 5.98% at March 31, 2004. Additionally, unearned discounts on loans totaled $27.9 million at March 31, 2005 compared with $18.7 million at March 31, 2004, representing 4.89% of loans at March 31, 2005 compared with 4.25% of loans at March 31, 2004.

8.	Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004 the Interpretation is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements. As of March 31, 2005 this pronouncement had no impact on the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of a loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. Management believes that this pronouncement will not have a material impact on the Company’s consolidated financial position and results of operations. As of March 31, 2005 this pronouncement had no impact on the consolidated financial statements.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF describes a model that involves three steps: (a) determination of whether an investment is impaired, (b) determination of whether the impairment is other-than-temporary, and (c) recognition of the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company’s adoption of this EITF will not have a material impact on its consolidated financial statements. As of March 31, 2005 this pronouncement had no impact on the consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123-R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options)

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

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

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123-R at the beginning of their next fiscal year. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after June 30, 2004 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes the adoption of this pronouncement will not have material effect on our consolidated financial statements. As of March 31, 2005 this pronouncement had no impact on the consolidated financial statements

Also, in December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have material effect on our consolidated financial statements. As of March 31, 2005 this pronouncement had no impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

9.	Due from Shareholder

At March 31, 2005, the Company held an amount receivable from its major shareholders BVG West Corp. and Pan American Financial, L.P. in the amount of $672,000 (2004-$487,669). This amount is receivable pursuant to the Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004. Pursuant to this agreement, we will pay the costs associated with the secondary offering and will receive reimbursement at the time of completion of the offering. Guillermo Bron, Chairman of the Board of Directors, is the sole general partner of BVG West Corporation, which is the sole general partner of Pan American Financial, L.P. The Company has accrued $150,000 (2004-$150,000) for bonuses payable to Guillermo Bron.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

10.	Restricted Cash

Restricted cash related to $9.333 million of deposits held as collateral for securitized obligations at March 31, 2005 and at December 31, 2004. Additionally, $36.539 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $27.396 million at December 31, 2004.

11.	Assets Sold Under Agreement to Repurchase

U.S. Government Agency Obligations

	Original term of repurchase obligation
	Overnight	Up to 30 days	31 to 90 days	Over 90 days	Demand	Total
Securities sold
Book and mkt value	$—	$44,216	$—	$400,035	$—	$444,251
Accrued interest	—	243	—	576	—	819

Repurchase liability
Principal payable	$—	$43,199	$—	$388,581	$—	$431,780
Interest rate	—%	3.09%	—%	2.84%	—%	2.87%

12.	Borrowings

Securitizations

We completed one securitization transaction in the third quarter of 2004. This transaction is structured as an on-balance sheet transaction, recorded as a secured financing. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayment speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risks Related to our Business”. The table below provides information about the outstanding trust assets and liabilities as of March 31, 2005 and December 31, 2004.

(In thousands)	March 31, 2005	December 31, 2004
Total assets	$334,577	$392,632
Total liabilities	$292,961	$352,564

In the securitization, we sold our automobile contracts to a newly formed owner trust, which issued notes. The net proceeds of the securitization were used to fund the sale of the Bank’s deposit liabilities.

To improve the level of profitability from the sale of securitized automobile contracts, we arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

was in the form of a financial guaranty insurance policy insuring the payment of principal and interest due on the asset-backed securities. The policy was issued by AMBAC Insurance Corporation.

Warehouse Facility

As of March 31, 2005 we were party to one $250 million warehouse facility, which we used to fund our automobile finance operations to purchase automobile contracts pending securitization. This facility was increased from its original amount of $200 million to its present level during the first quarter of 2005. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

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

13.	Operating Segments

The Company has two reportable segments: automobile finance and investment. The automobile finance segment acquires, holds for investment and services non-prime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The investment segment acquires bonds funded through repurchase agreements with major investment bankers and includes corporate administration.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

Three Months Ended March 31, 2005 and 2004

(Unaudited)

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

	At or For Three Months Ended March 31, 2005
	Automobile Finance	Investment	Total
Net interest income	$30,367	$744	$31,111
Provision for loan losses	5,713	—	5,713
Non-interest income	148	1,660	1,808
Non-interest expense	15,738	272	16,010
Segment profit, pre-tax	$9,064	$2,132	$11,196
Total assets	$586,073	$475,603	$1,061,676

	At or For Three Months Ended March 31, 2004 (As Restated)
	Automobile Finance	Investment	Total
Net interest income	$21,610	$2,747	$24,357
Provision for loan losses	5,859	—	5,859
Non-interest income	128	763	891
Non-interest expense	12,157	189	12,346
Segment profit, pre-tax	$3,722	$3,321	$7,043
Total assets	$407,976	$1,239,769	$1,647,745

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

14.	Subsequent Events

On April 7, 2005, we completed our second securitization of $195 million of automobile receivable backed securities. We intend to complete a new securitization approximately each 6 months.

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

General

We are a specialty finance company engaged primarily in non-prime automobile finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers. We conduct our automobile finance business through our direct wholly-owned subsidiary UACC. UACC purchases and holds for investment non-prime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles.

We fund our automobile finance business through securitizations and warehouse financing. In September 2004 we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. In April 2005 we closed our second securitization composed of a $195 million offering of automobile receivable backed securities. We plan to close a new securitization approximately each 6 months.

We have arranged a warehouse line with Deutsche Bank to fund our ongoing operations. This facility was originally $200 million but was increased to $250 million in the first quarter of 2005.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 4 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2004 Annual Report on Form 10-K.

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

For all contracts purchased after December 31, 2002, we established our allowance for loan losses by using the “Expected 12 month Charge Off Method” which establishes allowances based on the incurred loss method that sums the expected charge-offs for the next 12 months in each static loss pool.

For all contracts purchased after December 31, 2002, the Bank allocated the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses at each reporting date.

For automobile contracts purchased prior to January 1, 2003 we contributed all or a portion of the original discount to allowance for loan losses to estimate the expected losses over the life of the loan. We account for such contracts by static pool, stratified into six-month pools, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool over the remaining life of the loans. Additional provisions for credit losses for these pools purchased prior to 2003 were recognized immediately for pools where the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred based on an analysis of projected losses during the entire life of the loans.

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

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions, we have entered into various agreements prior to closing a transaction. We entered into forward agreements in order to reduce the risk of incurring larger interest payments on our notes payable on automobile secured financing. The market value of these agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we can effectively lock in a gross interest rate spread at the time of entering into the transaction. Gains and losses on these agreements were recorded on our Consolidated Statements of Operations, because the derivative transactions did not meet the accounting literature requirements to qualify for hedge accounting. Credit risk related to these instruments is minimal. We are not currently utilizing hedging instruments because our securitization borrowings are fixed rate borrowings and we plan to enter into a new securitization every 6 months.

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

During the third quarter of 2004, we shifted the funding source of our automobile finance business to the public capital markets through warehouse facilities and securitizations. Historically, we have funded the purchase of automobile contracts business principally through deposits of the Bank. However, our Board of Directors decided to implement the plan to exit the Bank’s federal thrift charter because of the increasing regulatory requirements associated with financing our non-prime automobile finance business with insured deposits of the Bank. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. The Bank’s federal thrift charter was cancelled effective February 11, 2005 by the OTS.

As a result of this shift in our funding source, we now rely on the public capital markets to obtain acceptable terms of financing, rather than relying on obtaining Bank deposits. We are not experienced in managing warehouse facilities and securitizations. If we are unable to successfully manage our sources of funding, our ability to access liquidity could be adversely impacted.

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

Our primary source of operating cash comes from a $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility.

Whether our $250 million warehouse facility continues to be available to us depends on, among other things, whether we maintain a target net yield for the automobile receivables that are pledged under the facility and comply with certain financial covenants contained in the sale and servicing agreement. The timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

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

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by many factors, including, among other things:

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our former and current independent auditors have, in the past, advised us that it had noted certain material weaknesses in our internal financial reporting and accounting controls and we have also noted material weaknesses. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

As a result of the material weaknesses we have identified in our internal controls, we also identified certain deficiencies in some of our disclosure controls and procedures that require remediation. We cannot be certain that our efforts to improve our internal and disclosure controls will be successful or that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

We are a holding company with limited operations of our own.

The results of our operations and our financial condition are dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of March 31, 2005, we had approximately $10.3 million of subordinated debt issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10 million of company obligated mandatorily redeemable preferred securities outstanding. The maturity of the subordinated debt is 2033. However, subject to receiving any required regulatory approval, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt. The redemption price is par plus accrued and unpaid interest, except in the case of redemption if the debt is called before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, subsidiaries’ earnings and various other business considerations.

A significant portion of our cash flow comes from our principal consolidated subsidiary UACC. UACC is a direct wholly owned subsidiary of UPFC. Any amounts owed to other creditors of UACC may impair our ability to have funds available for dividend to us. Furthermore, UACC is party to a $250 million warehouse facility, which it uses to fund its operations. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. If UACC defaults on its obligations under the warehouse facility, it is possible that we may not have sufficient funds to satisfy this guarantee.

The ownership of our common stock is concentrated, which may result in conflicts of interest and it may be capable of preventing the consummation of corporate transactions that may be in the best interests of other shareholders.

As of March 31, 2005, Pan American Financial, L.P. and its general partner, BVG West Corp., together owned 10,050,000 shares of our common stock, representing more than 60% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his majority ownership of and executive position held at BVG.

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

We may be unable to manage our growth.

Our operations have rapidly expanded over the past seven years and we remain vulnerable to a variety of business risks generally associated with rapidly growing companies. We intend to pursue growth for the foreseeable future, particularly in our automobile finance business by opening new branches. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses. This growth strategy will require that we successfully obtain acceptable warehouse financing and access the capital markets to fund the growth. It will require additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to sustain UACC’s prior rate of growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Of UACC’s 92 branches as of March 31, 2005, 64 opened after January 1, 2001 and the amount of gross automobile contracts purchased has increased from $233.4 million for 2001 to $314.6 million for 2002 to $442.2 million for 2003 to $573.9 million for 2004. In the future, UACC’s rate of growth will be dependent upon, among other things, the continued success of its efforts to expand the number of branches, attract qualified branch managers, and expand its relationships with independent and franchised dealers of used automobiles.

The ability to grow our automobile finance business has been affected in the past by the fact that we historically used insured deposits of the Bank to fund our operations. Non-prime lending has been and continues to be an area of lending that has been the subject of extraordinary regulatory concern and scrutiny among all of the federal banking regulatory authorities, including the OTS. As a result of the increased regulatory scrutiny, we caused the Bank to exit its federal thrift charter effective February 11, 2005. While we have pursued strategic financing and other alternatives to enable us to conduct UACC’s non-prime automobile lending business outside a federal thrift charter, UACC’s current expansion and future growth will depend to a significant extent our ability to successfully manage our new sources of financing.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 29 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases there is conflict among jurisdictions. From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance between banks and other financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and before various regulatory agencies. This legislation may change statutes and our operating environment and that of our subsidiaries in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among financial institutions. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of noncompliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Each of our businesses is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession, we may experience a decrease in demand for our products and services, an increase in our servicing costs, a decline in collateral values and an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the possibility and severity of losses. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect our financial condition, results of operations and business prospects.

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

Average Balance Sheets

The following table sets forth information relating to our operations for the three months ended March 31, 2005 and 2004. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended March 31,
	2005			2004 (As Restated)
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments	$572,482	$4,407	3.12%	$1,183,760	$4,204	1.43%
Automobile installment Contracts, net(2)	494,460	34,666	28.46%	374,500	26,349	28.30%

Total interest earning assets	1,066,942	$39,073	14.87%	1,558,260	$30,553	7.89%

Non-interest earnings assets	89,728			100,856

Total assets	$1,156,670			$1,659,116

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	141,006	1,374	3.95%	—		—
Securitization notes payable	321,134	2,898	3.66%	—		—
Repurchase agreements	548,008	3,547	2.62%	1,022,316	2,859	1.12%
Deposits	—	—	—	522,466	3,217	2.48%
Junior subordinated debentures	10,310	143	5.63%	10,300	120	4.69%

Total interest bearing liabilities	1,020,458	$7,962	3.16%	1,555,082	$6,196	1.60%

Non-interest bearing liabilities	6,978			5,396

Total liabilities	1,027,436			1,560,478
Equity	129,234			98,638

Total liabilities and equity	$1,156,670			$1,659,116

Net interest income before provision for loan losses		$31,111			$24,357

Net interest rate spread(3)			11.70%			6.28%
Net interest margin(4)			11.84%			6.29%
Ratio of interest earning assets to interest bearing liabilities			105%			100%

(1)	Average balances computed on a monthly basis including effects of any restatements.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended March 31, 2005 and March 31, 2004 (as restated)

General

For the three months ended March 31, 2005, our net income increased $1.66 million to $6.29 million from $4.63 million for the three months ended March 31, 2004.

The increase in net income was due primarily to a $6.8 million increase in net interest income, which increased to $31.1 million in the first quarter of 2005 from $24.4 million during the same quarter of 2004, and a $146,000 decrease in the provision for loan losses and a $3.7 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $24.8 million to $120.6 million for the three months ended March 31, 2005 from $95.8 million for the three months ended March 31, 2004, as a result of our planned growth in the automobile finance business.

Interest Income

Interest income increased to $39.1 million for the three months ended March 31, 2005 from $30.6 million for the three months ended March 31, 2004 due primarily to a $120.0 million increase in average auto contracts, partially offset by a $611.3 million decrease in average securities.

Interest Expense

Interest expense increased to $8.0 million for the three months ended March 31, 2005 from $6.2 million for the three months ended March 31, 2004 due to a 156 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $534.8 million decrease in average interest bearing liabilities. The average cost of liabilities increased to 3.16% for the three months ended March 31, 2005 from 1.60% for the comparable period in 2004, generally as a result of an increase in market interest rates and a smaller concentration in repurchase agreements with lower funding costs.

Provision and Allowance for Loan Losses

Provision for loan losses was $5.7 million for the three months ended March 31, 2005 compared to $5.9 million for the three months ending March 31, 2004.

The total allowance for loan losses was $25.0 million at March 31, 2005 compared with $25.6 million at March 31, 2004, representing 4.38% of loans at March 31, 2005 and 4.88% at March 31, 2004. Additionally, unearned discounts on loans totaled $27.9 million at March 31, 2005 compared with $24.8 million at March 31, 2004, representing 4.89% of loans at March 31, 2005 and 4.74% at March 31, 2004.

Annualized net charge-offs to average loans were 4.71% for the three months ended March 31, 2005 compared with 5.51% for the three months ended March 31, 2004.

Non-interest Income

Non-interest income increased to $1.8 million for the three months ended March 31, 2005 from $891,000 for the three months ended March 31, 2004. This increase was the result of a $1.6 million gain on sale of investment securities which was partially offset by a decrease in charges and fees related to deposit accounts.

Non-interest Expense

Non-interest expense increased $3.7 million to $16.0 million for the three months ended March 31, 2005 from $12.3 million for the three months ended March 31, 2004. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 683 employees in 92 offices, as of March 31, 2005, from 535 employees in 74 offices, as of March 31, 2004.

Income Taxes

Income taxes before taxes on discontinued operations increased $1.8 million to $4.6 million for the three months ended March 31, 2005 from $2.8 million for the three months ended March 31, 2004. This increase occurred as a result of a $4.2 million increase in income before income taxes between the two periods.

Comparison of Financial Condition at March 31, 2005 and December 31, 2004

Total assets decreased $353 million, to $1.06 billion at March 31, 2005, from $1.41 billion at December 31, 2004. The decrease resulted primarily from a $343.8 million decrease in securities available for sale to $444 million at March 31, 2005 from $788 million at December 31, 2004 and a $72.0 million decrease in assets of discontinued operations, partially offset by a $14.2 million increase in cash and cash equivalents and a $46.2 million increase in loans to $574.9 million at March 31, 2005 from $528.8 million at December 31, 2004. The increase in loans principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with planned growth in our automobile finance business unit.

Warehouse line of credit borrowing increased to $189.0 million as of March 31, 2005 from $101.8 million as of December 31, 2004 due to borrowings to fund new loans.

Securitization notes payable declined to $293.0 million at March 31, 2005 from $ 352.6 million at December 31, 2004 due to payments on the loans backing the securitized borrowings.

Repurchase agreements decreased $313.5 million to $431.8 million at March 31, 2005 from $745.3 million at December 31, 2004. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, as well as the sale of some of the securities, which were used to repay repurchase agreements.

Shareholders’ equity increased to $130.8 million at March 31, 2005 from $124.3 million at December 31, 2004, primarily as a result of net income of $6.3 million during the three months ended March 31, 2005.

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

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources are warehouse credit lines and securitizations.

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

Securitizations

We completed one securitization transaction in the third quarter of 2004. This transaction is structured as an on-balance sheet transaction, recorded as secured financing. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our auto contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risks Related to our Business”. The table below provides information about the outstanding trust assets and liabilities as of March 31, 2005 and December 31, 2004.

(In thousands)	March 31, 2005	December 31, 2004
Total assets	$334,577	$392,632
Total liabilities	$292,961	$352,564

In the securitization we sold our automobile contracts to a newly formed owner trust, which issued notes. The net proceeds of the securitization were used to fund the sale of the Bank’s deposit liabilities.

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

Warehouse Facility

As of March 31, 2005 we were party to one $250 million warehouse facility, which we used to fund our automobile finance operations to purchase automobile contracts pending securitization. This warehouse facility was increased from its original $200 million to its present level during the first quarter of 2005. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

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

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2005.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	189,016	—	—	—	189,016
Securitization borrowings	144,082	148,834			292,916
Repurchase agreements	431,780	—	—	—	431,780
Operating lease obligations	3,566	5,012	2,243	—	10,821
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$768,444	$153,846	$2,243	$10,310	$934,843

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio

At March 31, 2005, our net loan portfolio constituted $517.3 million, or 48.7% of our total assets.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2005	December 31, 2004 (As Restated)	December 31, 2003 (As Restated)
	(Dollars in thousands)
Consumer Loans
Automobile installment contracts	$574,933	$528,761	$405,085
Other consumer loans	—	4	49

Total loans	574,933	528,765	405,134
Unearned finance charges	(4,419)	(4,595)	(7,717)
Unearned discounts	(27,889)	(24,827)	(14,932)
Allowance for loan losses	(24,980)	(25,593)	(24,982)

Total loans, net	$517,645	$473,750	$357,503

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $25.0 million at March 31, 2005 compared with $25.6 million at December 31, 2004 representing 4.38% of loans at March 31, 2005 and 5.98% at December 31, 2004. Additionally, unearned discounts on loans totaled $27.9 million at March 31, 2005 compared with $24.8 million at December 31, 2004, representing 4.89% of loans at March 31, 2005 and 4.25% at December 31, 2004.

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at March 31, 2005, December 31, 2004 and 2003.

Loan Delinquencies	March 31, 2005	% of Total Loans	December 31, 2004	% of Total Loans	December 31, 2003	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$1,353	0.2%	$2,522	0.5%	$2,015	0.5%
60 to 89 days	529	0.1%	856	0.5%	674	0.2%
90+ days	340	0.1%	416	0.1%	390	0.1%

Total	$2,221	0.4%	$3,079	0.7%	$3,079	0.8%

Nonaccrual and Past Due Loans

A loan is placed on nonaccrual status when it is delinquent for over 30 days or more. When a loan is reclassified from accrual to nonaccrual status, all previously accrued interest is reversed. Interest income on nonaccrual loans is subsequently recognized only to the extent that cash payments are received or the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms, at which time the loan is returned to accrual status. Accounts, which are deemed fully or partially uncollectible by management, are generally fully reserved or charged off for the amount that exceeds the estimated fair value (net of selling costs) of the underlying collateral.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges.) at March 31, 2005, December 31, 2004 and 2003.

	March 31, 2005	December 31,
		2004	2003
	(Dollars in thousands)
Nonaccrual loans	$4,825	$7,169	$5,713

Total	$4,825	$7,169	$5,713

Non accrual loans as a percentage of total loans	0.85%	1.36%	1.40%

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31, 2005	At or For the Year Ended December 31,
		2004 (As Restated)	2003 (As Restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$25,593	$24,982	$27,586
Provision for loan losses	5,713	25,516	17,771
Charge-offs	(6,852)	(26,386)	(22,000)
Recoveries	526	1,481	1,625

Net charge-offs	(6,326)	(24,905)	(20,375)

Balance at end of period	$24,980	$25,593	$24,982

Annualized net charge-offs to average loans	4.71%	5.42%	5.65%
Allowance for loan losses as a percentage of total loans	4.38%	5.98%	6.53%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As of the quarter ended March 31, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the matters discussed below under “Internal Control Over Financial Reporting,” which scrutiny occurred during the quarters ended December 31, 2004 and

March 31, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that the design and operation of our disclosure controls and procedures were not effective at March 31, 2005. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2004, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2004, our management concluded that we had material weaknesses in internal controls over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures and controls over accounting and financial reporting. Accordingly, and as reported in our Annual Report on Form 10-K for the year ended December 31, 2004, management intends to implement remediation measures during the course of 2005 pursuant to a formal remediation plan to be approved by our Audit Committee and Board of Directors. We expect the completion of remediation measures to occur on a quarterly basis through September 30, 2005.

We have made the following changes to strengthen our internal control over financial reporting during the quarter ended March 31, 2005:

•	We have employed additional support personnel, including an experienced Controller with appropriate financial reporting background, to allow existing resources in the our financial reporting and accounting functions to perform the enhanced internal control activities described above and are currently in the process of further adding accounting staff.

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of consolidated financial statements and reports that are to be filed with the SEC and to implement appropriate control activities.

•	We have established a management task force to devise a comprehensive program for the remediation of other deficiencies identified as part of our ongoing analysis and review for Sarbanes-Oxley compliance, including a timetable for execution and completion, all of which will be approved by our Audit Committee.

In addition, we have hired a Director of Financial Reporting, a Treasury Manager and two staff accountants to strengthen our internal control over financial reporting subsequent to March 31, 2005.

Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Changes in Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits

10.127	Employment agreement dated March 1, 2005 between United PanAm Financial Corp. and Garland Koch.

10.128	Employment agreement dated March 1, 2005 between United PanAm Financial Corp. and Mario Radrigan.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	May 6, 2005	By:	/s/ RAY THOUSAND
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)

	May 6, 2005	By:	/s/ GARLAND W. KOCH
Garland W. Koch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)