Form 10-Q
period 2005-06-30
UNITED PAN AM FINANCIAL CORP
filed 2005-08-01
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of July 19, 2005 was 16,959,694 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Unaudited)

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets
Cash and due from banks	$9,512	$4,237
Short term investments	9,999	—

Cash and cash equivalents	19,511	4,237
Restricted cash	49,016	36,729
Securities available for sale, at fair value	418,419	788,090
Loans	585,908	499,343
Allowance for loan losses	(26,374)	(25,593)

Loans, net	559,534	473,750
Premises and equipment, net	3,575	3,519
Accrued interest receivable	7,389	6,901
Other assets	25,554	29,601
Assets of discontinued operations	—	72,080

Total assets	$1,082,998	$1,414,907

Liabilities and Shareholders’ Equity
Warehouse line of credit	$90,664	$101,776
Securitization notes payable	425,872	352,564
Repurchase agreements	407,904	745,295
Accrued expenses and other liabilities	6,280	8,793
Junior subordinated debentures/trust preferred securities	10,310	10,310
Liabilities of discontinued operations—deposits held for sale	—	71,916

Total liabilities	941,030	1,290,654

Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 16,957,694 at June 30, 2005 and 16,526,358 at December 31, 2004	74,702	70,332
Retained earnings	66,845	53,517
Unrealized gain on securities available for sale, net	421	404

Total shareholders’ equity	141,968	124,253

Total liabilities and shareholders’ equity	$1,082,998	$1,414,907

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (As Restated)	2005	2004 (As Restated)
	(In thousands, except per share data)
Interest Income
Loans	$38,614	$28,563	$73,280	$54,912
Short term investments	3,874	4,480	8,281	8,684

Total interest income	42,488	33,043	81,561	63,596

Interest Expense
Securitized borrowings	4,336	—	7,234	—
Warehouse credit lines	1,015	—	2,390	—
Repurchase agreements	3,320	2,791	6,867	5,650
Deposits	—	3,192	—	6,409
Junior subordinated debentures	156	109	299	229

Total interest expense	8,827	6,092	16,790	12,288

Net interest income	33,661	26,951	64,771	51,308
Provision for loan losses	6,845	4,346	12,558	10,205

Net interest income after provision for loan losses	26,816	22,605	52,213	41,103

Non-interest Income
Services charges and fees	—	103	—	243
Loan related charges and fees	109	303	225	615
Gain on sale of securities	384	81	2,032	81
Other income	145	182	189	621

Total non-interest income	638	669	2,446	1,560

Non-interest Expense
Compensation and benefits	9,760	7,877	19,289	15,469
Occupancy	942	1,292	1,885	2,529
Market loss—derivative instruments	—	297	—	297
Other	4,887	3,360	10,422	6,877

Total non-interest expense	15,589	12,826	31,596	25,172

Income from continuing operations before income taxes	11,865	10,448	23,063	17,491
Income taxes	4,827	4,218	9,400	7,058

Income from continuing operations	7,038	6,230	13,663	10,433
Income (loss) from discontinued operations, net of tax	—	400	(333)	828

Net Income	$7,038	$6,630	$13,330	$11,261

Earnings per share-basic:
Continuing operations	$0.42	$0.39	$0.82	$0.65
Discontinued operations	—	0.02	(0.02)	0.05

Net income	$0.42	$0.41	$0.80	$0.70

Weighted average shares outstanding	16,798	16,151	16,668	16,135

Earnings per share-diluted:
Continuing operations	$.38	$.35	$0.74	$0.58
Discontinued operations	—	.02	(0.02)	0.05

Net Income	$.38	$.37	$0.72	$0.63

Weighted average shares outstanding	18,705	17,959	18,528	18,008

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (As Restated)	2005	2004 (As Restated)
	(In thousands)
Net income	$7,038	$6,630	$13,330	$11,261
Other comprehensive income, net of tax Unrealized gain (loss) on securities	106	(2,794)	17	(2,446)

Comprehensive income	$7,144	$3,836	$13,347	$8,815

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2005	2004 (As Restated)
	(Dollars in thousands)
Cash Flows from Operating Activities
Income from continuing operations	$13,663	$10,433
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Net gain on sales of securities available for sale	(2,032)	(98)
Provision for loan losses	12,558	10,205
Accretion of discount on loans	(9,047)	(5,089)
FHLB stock dividend	(164)	(347)
Depreciation and amortization	731	638
Increase in accrued interest receivable	(488)	(334)
Increase (decrease) in other assets	4,359	(1,617)
Amortization of premiums/discounts on securities	60	931
(Decrease) increase in accrued expenses and other liabilities	(2,513)	546

Net cash provided by operating activities of continuing operations	17,127	15,268
Income (loss) from discontinued operations	(333)	828

Net cash flows provided by operating activities	16,794	16,096

Cash Flows from Investing Activities
Purchase of securities available for sale	(30,000)	(150,939)
Proceeds from maturities of investment securities available for sale	50,799	137,318
Proceeds from sale of investment securities available for sale	360,805	90,205
Purchases, net of repayments, of non-mortgage loans	(89,295)	(76,425)
Change in assets of discontinued operations	49,921	2,540
Purchase of premises and equipment	(787)	(877)
Proceeds from redemption of FHLB stock	12,067	—
Other	(2)	—

Net cash flows provided by investing activities	353,508	1,822

Cash Flows from Financing Activities
Net increase (decrease) in deposits	(71,916)	22,587
Repayment of repurchase agreements	(337,391)	(31,621)
Repayment of warehouse line	(11,112)	—
Increase in securitization notes payable	73,308	—
Increase in restricted cash	(12,287)	—
Proceeds from exercise of stock options	4,370	132

Net cash flows used in financing activities	(355,028)	(8,902)

Net increase in cash and cash equivalents	15,274	9,016
Cash and cash equivalents at beginning of period	4,237	14,209

Cash and cash equivalents at end of period	$19,511	$23,225

Supplemental Disclosures of Cash Flow Information
Cash paid for:
Interest	$16,821	$12,243

Income taxes	$798	$9,340

Deconsolidation of trust preferred securities	$—	$300

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

At June 30, 2005, United Auto Credit Corp. (“UACC”) was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is a special purpose entity used to purchase automobile contracts from UACC in connection with securitization of such contracts and UFC is a special purpose entity used to purchase such contracts from UACC in connection with warehouse funding of such contracts.

2. Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UPFC and UACC. Significant inter-company accounts and transactions have been eliminated in consolidation.

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

3. Restatements of Consolidated Financial Statements

During the first quarter of 2005, as part of the audit of the Company’s consolidated financial statements for the year ended December 31, 2004, management made corrections to such consolidated financial statements. These changes are reflected in the consolidated financial statements for prior periods.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Changes to Unaudited Consolidated Statements of Financial Condition

	As of June 30, 2004
	Unaudited
	As Reported	As Restated
Loans	$514,456	$473,827
Unearned discount	$(20,396)	$(20,871)
Allowance for loan losses	$(24,493)	$(24,144)
Loans, net	$469,567	$428,812
FHLB stock, at cost	$11,910	$—
Accrued interest receivable	$6,549	$6,227
Other assets	$30,244	$31,403
Assets of discontinued operations	$—	$50,342
Total assets	$1,665,897	$1,664,411
Deposits	$520,976	$—
Accrued expenses and other liabilities	$6,887	$7,342
Liabilities of discontinued operations—deposits held for sale	$—	$520,976
Total liabilities	$1,558,747	$1,559,202
Retained earnings	$43,014	$41,073
Total shareholders equity	$107,150	$105,209
Total liabilities and shareholders equity	$1,665,897	$1,664,411

As of June 30, 2004 assets and liabilities of discontinued operations were reclassified and the accounting for dealer discount for loans booked prior to January 1, 2003 was corrected and the accretion of discount was changed to reflect the level yield method. The accrued liabilities for collection expenses were also increased. The adjustments resulted in a decrease in total assets of $1,486,000 and retained earnings of $1,941,000 and an increase in liabilities of $455,000

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

Changes to Unaudited Consolidated Statements of Income

	Three Months Ended June 30, 2004		Six Months Ended June 30, 2004
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$29,175	$28,563	$55,814	$54,912
Short term investment	$4,655	$4,480	$9,729	$8,684
Total interest income	$33,830	$33,043	$65,543	$63,596
Deposits	$3,494	$3,192	$7,013	$6,409
Repurchase agreements	$2,705	$2,791	$5,564	$5,650
Total interest expense	$6,308	$6,092	$12,806	$12,288
Net interest income	$27,522	$26,951	$52,737	$51,308
Provision for loan losses	$5,114	$4,346	$10,325	$10,205
Net interest income after provision for loan losses	$22,408	$22,605	$42,412	$41,103
Service charges and fees	$218	$103	$474	$243
Loan related charges and fees	$78	$303	$164	$615
Gain on sale of securities	$98	$81	$597	$81
Other income	$—	$—	$620	$621
Total non-interest income (loss)	$576	$669	$1,855	$1,560
Compensation of benefits	$7,998	$7,877	$15,711	$15,469
Occupancy	$1,297	$1,292	$2,540	$2,529
Market loss—derivative instruments	$297	$297	$297	$297
Other expenses	$3,425	$3,360	$6,631	$6,877
Total non-interest expense	$13,017	$12,826	$25,179	$25,172
Income from continuing operations before income taxes	$9,967	$10,448	$19,088	$17,491
Income taxes	$4,028	$4,218	$7,712	$7,058
Income from continuing operations	$5,939	$6,230	$11,376	$10,433
Income from discontinued operations, net of tax	—	$400	$—	$828
Net income	$5,939	$6,630	$11,376	$11,261
Comprehensive income	$3,145	$3,836	$8,907	$8,815
Earnings per share-basic:
Continuing operations	$0.37	$0.39	$0.71	$0.65
Discontinued operations	$—	$.02	$—	$.05
Net income	$0.37	$0.41	$0.71	$0.70
Earnings per share-diluted:
Continuing operations	$0.33	$0.35	$0.63	$0.58
Discontinued operations	$—	$.02	$—	$.05
Net income	$0.33	$0.37	$0.63	$0.63

For the three months ended June 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax and the accounting for dealer discount and the accretion of income was corrected. An adjustment was made to the provision for loan losses and additional collection expenses were accrued. These changes resulted in an increase in income from continuing operations after tax of $291,000 and in net income of $691,000.

For the six months ended June 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax, and the accounting for dealer

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

discount and the accretion of income was corrected. An adjustment was made to the provision for loan losses and additional collection expenses were accrued. These changes resulted in a decrease in income from continuing operations after tax of $943,000 and in net income of $115,000.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	June 30, 2005	December 31, 2004
	(Dollars in Thousands)
Assets of discontinued operations	$—	$72,080
Liabilities of discontinued operations—deposits held for sale	$—	$71,916

	Three Months Ended June 30,
	2005	2004
Revenue	$—	$1,230
Income from discontinued operations (after applicable income (tax benefits) taxes of $(0), $274, respectively)	$—	$400

	Six Months Ended June 30,
	2005	2004
Revenue	$133	$2,100
(Loss) Income from discontinued operations (after applicable income (tax benefits) taxes of $(233), $566, respectively)	$(333)	$828

Discontinued operations had $196,000 as of June 30, 2005 and $342,000 as of December 31, 2004 of accrued liabilities, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (As Restated)	2005	2004 (As Restated)
	(In thousands, except per share amounts)
Earnings per share—basic:
Income from continuing operations	$7,038	$6,230	$13,663	$10,433
Discontinued operations	—	400	(333)	828

Net income	$7,038	$6,630	$13,330	$11,261

Average common shares outstanding	16,798	16,151	16,668	16,135

Per share from continuing operations	$0.42	$0.39	$0.82	$0.65
Discontinued operations	—	0.02	(0.02)	0.05

Per share	$0.42	$0.41	$0.80	$0.70

Earnings per share—diluted:
Income from continuing operations	$7,038	$6,230	$13,663	$10,433
Discontinued operations	—	400	(333)	828

Net income	$7,038	$6,630	$13,330	$11,261

Average common shares outstanding	16,798	16,151	16,668	16,135
Add: Stock options	1,907	1,808	1,860	1,873

Average common shares outstanding—diluted	18,705	17,959	18,528	18,008

Per share from continuing operations	$0.38	$0.35	$0.74	$0.58
Discontinued operations	—	0.02	(0.02)	0.05

Per share	$0.38	$0.37	$0.72	$0.63

For the three months ended June 30, 2005 and 2004, 110,500 and 481,800 shares and for the six months ended June 30, 2005, 204,250 and 425,400 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

6. Stock-Based Compensation

At June 30, 2005 and 2004, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

equal to or greater than the market value of the underlying common stock on the date of grant. Compensation cost for the Company’s stock option plan been determined based on the fair value consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004 (As Restated)	2005	2004 (As Restated)
	(In thousands, except per share amounts)
Net income as reported	$7,038	$6,630	$13,330	$11,261
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	267	313	525	617

Net income—pro forma	$6,771	$6,317	$12,805	$10,644

Net income per share as reported—basic	$0.42	$0.41	$0.80	$0.70

Net income per share—pro forma—basic	$0.40	$0.39	$0.77	$0.66

Net income per share as reported—fully diluted	$0.38	$0.37	$0.72	$0.63

Net income per share—pro forma—fully diluted	$0.36	$0.35	$0.69	$0.59

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

The total allowance for loan losses was $26.4 million at June 30, 2005 compared with $24.1 million at June 30, 2004, representing 4.50% of loans at June 30, 2005 and 5.33% at June 30, 2004. Additionally, unearned discounts on loans totaled $30.3 million at June 30, 2005 compared with $20.9 million at June 30, 2004, representing 4.91% of loans at June 30, 2005 compared with 4.40% of loans at June 30, 2004.

8. Recent Accounting Developments

In December 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. The Company is required to apply FIN 46R to variable interests in variable interest entities created after December 31, 2003. For variable interests in variable interest entities created before January 1, 2004 FIN 46R is applied beginning January 1, 2005. For any variable interest entities that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interest of the variable interest entity initially are measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practical, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the variable interest entity. The Company has evaluated the impact of applying FIN 46R to existing variable interest entities in which it has variable interests. The adoption of FIN 46R did not have a material impact on the Company’s consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

In December 2003, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued Statement of Position 03-03, Accounting for Certain Loans or Debt Securities Acquired in a Transfer, or SOP 03-03. This SOP addresses accounting for differences between contractual cash flows and cash flows expected to be collected from an investor’s initial investment in loans or debt securities (loans) acquired in a transfer if those differences are attributable, at least in part, to credit quality. It includes such loans acquired in purchase business combinations and applies to all nongovernmental entities, including not-for-profit organizations. This SOP does not apply to loans originated by an entity. This SOP limits the yield that may be accreted (accretable yield) to the excess of the investor’s estimate of undiscounted expected principal, interest, and other cash flows (cash flows expected at acquisition to be collected) over the investor’s initial investment in the loan. This SOP requires that the excess of contractual cash flows over cash flows expected to be collected (nonaccretable difference) not be recognized as an adjustment of yield, loss accrual, or valuation allowance. This SOP prohibits investors from displaying accretable yield and nonaccretable difference in the balance sheet. Subsequent increases in cash flows expected to be collected generally should be recognized prospectively through adjustment of a loan’s yield over its remaining life. Decreases in cash flows expected to be collected should be recognized as impairment. This SOP prohibits “carrying over” or creation of valuation allowances in the initial accounting of all loans acquired in a transfer that are within the scope of this SOP. The prohibition of the valuation allowance carryover applies to the purchase of an individual loan, a pool of loans, a group of loans, and loans acquired in a purchase business combination. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004. The adoption of SOP 03-03 did not have a material impact on the Company’s consolidated financial position and results of operations. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

In March 2004, the FASB issued Emerging Issues Task Force Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This EITF describes a model that involves three steps: (a) determination of whether an investment is impaired, (b) determination of whether the impairment is other-than-temporary, and (c) recognition of the impairment loss in earnings. The EITF also requires several additional disclosures for cost-method investments. The EITF’s impairment accounting guidance is effective for reporting periods beginning after June 15, 2004. The Company’s adoption of this EITF did not have a material impact on its consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

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

(Unaudited)

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

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123-R at the beginning of the first interim or annual reporting period that begins after December 15, 2005. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

Also, in December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

In May 2005, the FASB issued Statement No. 154, “Accounting Changes and Error Corrections” (FAS 154). This new standard replaces APB Opinion No. 20, “Accounting Changes in Interim Financial Statements”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and represents another step in the FASB’s goal to converge its standards with those issued by the IASB. Among other changes, FAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. FAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of FAS 154 to have a material effect on the consolidated financial statements. As of June 30, 2005 this pronouncement had no impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

9. Due from Shareholder

At June 30, 2005, the Company held an amount receivable from its major shareholders BVG West Corp. and Pan American Financial, L.P. in the amount of $649,000 (2004-$518,000). This amount is receivable pursuant to the Second Amended and Restated Registration Rights Agreement entered on July 26, 2005 (which amended and restated that certain Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004). Pursuant to this agreement, the Company will pay the costs associated with the secondary offering and will receive reimbursement upon the earlier to occur of (a) certain dates which are delineated in the agreement, and (b) the completion of the offering. Guillermo Bron, Chairman of the Board of Directors, is the controlling stockholder of BVG West Corp., which was the sole general partner of Pan American Financial, L.P. at June 30, 2005.

10. Restricted Cash

Restricted cash related to $20.0 million of deposits held as collateral for securitized obligations at June 30, 2005 compared with $9.3 million at December 31, 2004. Additionally, $29.0 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $27.4 million at December 31, 2004.

11. Assets Sold Under Agreement to Repurchase

U.S. Government Agency Obligations

	Original term of repurchase obligation
	Overnight	Up to 30 days	31 to 90 days	Over 90 days	Demand	Total
Securities sold
Book and mkt value	$—	$43,563	$—	$374,856	$—	$418,419
Accrued interest	—	548	—	581	—	1,129

Repurchase liability
Principal payable	$—	$43,210	$—	$364,694	$—	$407,904
Interest rate	—%	3.76%	—%	3.27%	—%	3.32%

12. Lending Activities

Summary of Loan Portfolio

At June 30, 2005, our net loan portfolio constituted $559.5 million, or 51.7% of our total assets.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$620,370	$528,761
Other consumer	—	4

Total loans and contracts	620,370	528,765

Unearned discount	(30,268)	(24,827)
Unearned finance charges	(4,194)	(4,595)
Allowance for loan losses	(26,374)	(25,593)

Total loans and contracts, net	$559,534	$473,750

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

13. Borrowings

Securitizations

We completed one securitization transaction in the third quarter of 2004 and a second securitization transaction in the second quarter of 2005. These securitization transactions are structured as on-balance sheet transactions, recorded as a secured financings. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayment speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risks Related to our Business”. The table below provides information about the outstanding trust assets and liabilities as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Total assets	$536,342	$392,632
Total liabilities	$425,873	$352,564

In the securitizations, we sold our automobile contracts to newly formed owner trusts, which issued notes.

To improve the level of profitability from the sale of securitized automobile contracts, we arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement was in the form of a financial guaranty insurance policy insuring the payment of principal and interest due on the asset-backed securities. The policies were issued by AMBAC Insurance Corporation.

Warehouse Facility

As of June 30, 2005 we were party to one $250 million warehouse facility, which we used to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

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

For future securitizations, collections of principal and interest may be deposited into collection accounts established in connection with the securitization. We may receive access to the amounts deposited into collection

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

accounts and amounts held in the spread account for these securitizations. We would use the amounts received in our daily operations, although delinquency or charge off rates in a securitization that exceeds established triggers will require that amounts being held in spread accounts increase.

Subordinated Debentures

In 2003, we issued junior subordinated debt of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company obligated mandatorily redeemable preferred securities.

14. Operating Segments

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

	At or For Three Months Ended June 30, 2005
	Automobile Finance	Investment	Total
Net interest income	$33,204	$457	$33,661
Provision for loan losses	6,845	—	6,845
Non-interest income	262	376	638
Non-interest expense	15,390	199	15,589
Segment profit, pre-tax	$11,231	$634	$11,865
Total assets	$631,889	$451,109	$1,082,998

	At or For Three Months Ended June 30, 2004 (As Restated)
	Automobile Finance	Investment	Total
Net interest income	$24,111	$2,840	$26,951
Provision for loan losses	4,346	—	4,346
Non-interest income	361	308	669
Non-interest expense	12,625	201	12,826
Segment profit, pre-tax	$7,501	$2,947	$10,448
Total assets	$479,916	$1,184,495	$1,664,411

	At or For Six Months Ended June 30, 2005
	Automobile Finance	Investment	Total
Net interest income	$63,604	$1,167	$64,771
Provision for loan losses	12,558	—	12,558
Non-interest income	410	2,036	2,446
Non-interest expense	31,125	471	31,596
Segment profit, pre-tax	$20,331	$2,732	$23,063
Total assets	$631,889	$451,109	$1,082,998

United PanAm Financial Corp. and Subsidiaries

Notes to Consolidated Financial Statements—(Continued)

(Unaudited)

	At or For Six Months Ended June 30, 2004 (As Restated)
	Automobile Finance	Investment	Total
Net interest income	$45,773	$5,535	$51,308
Provision for loan losses	10,205	—	10,205
Non-interest income	253	1,307	1,560
Non-interest expense	24,763	410	25,173
Segment profit, pre-tax	$11,058	$6,432	$17,490
Total assets	$479,916	$1,184,495	$1,664,411

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Derivatives and Hedging Activities

The contracts originated and held by us are fixed rate and, accordingly, we have exposure to changes in interest rates. To protect against potential changes in interest rates affecting interest payments on future securitization transactions in the past, we have entered into various agreements prior to closing a transaction. We entered into forward agreements in order to reduce the risk of incurring larger interest payments on our notes payable on automobile secured financing. The market value of these agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we could effectively lock in a gross interest rate spread at the time of entering into the transaction. Gains and losses on these agreements were recorded on our Consolidated Statements of Operations, because the derivative transactions did not meet the accounting literature requirements to qualify for hedge accounting. Credit risk related to these instruments is minimal. We are not currently utilizing hedging instruments because our securitization borrowings are fixed rate borrowings and we plan to enter into a new securitization every 6 months.

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

We require a substantial amount of liquidity to operate our business and we require substantial cash to fund growth of our automobile finance operations. Among other things, we use such liquidity to acquire automobile contracts, pay securitization costs and fund related accounts, satisfy working capital requirements and pay operating expenses and pay interest expense. We depend on warehouse financing to fund our operations and there is no assurance that we will be able to obtain warehouse financing in the future. If we are unable to obtain acceptable warehouse financing or access the capital markets, our financial position, liquidity and results of operations would be materially adversely affected.

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

As a result, the restatement of these consolidated financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty obtaining other financing such as lines of credit or otherwise. We may not be able to effectuate our current operating strategy, including the ability to acquire contracts at projected levels. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our shareholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

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

If we do not remediate the material weakness found during the December 31, 2004 audit and develop an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal controls as defined under standards adopted by the Public Company Accounting Oversight Board (“PCAOB”) that require remediation. Furthermore, our former and current independent auditors have, in the past, advised us that they had noted certain material weaknesses in our internal financial reporting and accounting controls and we have also noted material weaknesses. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

The results of our operations and our financial condition are dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock is dependent upon the earnings from the businesses conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of June 30, 2005, we had approximately $10.3 million of subordinated debt issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10 million of company obligated mandatorily redeemable preferred securities outstanding. The maturity of the subordinated debt is 2033. However, subject to receiving any required regulatory approval, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt. The redemption price is par plus accrued and unpaid interest, except in the case of redemption if the debt is called before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, subsidiaries’ earnings and various other business considerations.

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

As of June 30, 2005, Pan American Financial, L.P. and its general partner, BVG West Corp., together owned 10,050,000 shares of our common stock, representing more than 60% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his majority ownership of and executive position held at BVG.

As a result, our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change in control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

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

We may be unable to manage our growth.

Our operations have rapidly expanded over the past nine years and we remain vulnerable to a variety of business risks generally associated with rapidly growing companies. We intend to pursue growth for the foreseeable future, particularly in our automobile finance business by opening new branches. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses. This growth strategy will require that we successfully obtain acceptable warehouse financing and access the capital markets to fund the growth. It will require additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to sustain UACC’s prior rate of growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Of UACC’s 97 branches as of June 30, 2005, 69 opened after January 1, 2001 and the amount of gross automobile contracts purchased has increased from $233.4 million for 2001 to $314.6 million for 2002 to $442.2 million for 2003 to $573.9 million for 2004. In the future, UACC’s rate of growth will be dependent upon, among other things, the continued success of its efforts to expand the number of branches, attract qualified branch managers, and expand its relationships with independent and franchised dealers of used automobiles.

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

Average Balance Sheets

The following table sets forth information relating to our operations for the three and six month periods ended June 30, 2005 and 2004. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended June 30,
	2005			2004 (As Restated)
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earning assets
Securities and short term investments	$498,312	$3,874	3.12%	$1,136,341	$4,480	1.58%
Automobile installment Contracts, net(2)	546,138	38,614	28.36%	417,267	28,563	27.46%

Total interest earning assets	1,044,450	$42,488	16.32%	1,553,608	$33,043	8.53%

Non-interest earnings assets	40,221			84,658

Total assets	$1,084,670			$1,638,266

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	54,512	1,015	7.47%	—		—
Securitization notes payable	448,485	4,336	3.88%	—		—
Repurchase agreements	426,562	3,320	3.12%	988,853	2,791	1.13%
Deposits	—	—	—	523,260	3,192	2.45%
Junior subordinated debentures	10,310	156	6.07%	10,300	109	4.24%

Total interest bearing liabilities	939,869	$8,827	3.77%	1,522,413	$6,092	1.61%

Non-interest bearing liabilities	6,545			5,706

Total liabilities	946,414			1,528,119
Equity	138,256			110,147

Total liabilities and equity	$1,084,670			$1,638,266

Net interest income before provision for loan losses		$33,661			$26,951

Net interest rate spread(3)			12.55%			6.92%
Net interest margin(4)			12.93%			6.96%
Ratio of interest earning assets to interest bearing liabilities			111%			102%

(1)	Average balances computed on a monthly basis including effects of any restatements.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Six Months Ended June 30,
	2005			2004 (As Restated)
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earning assets
Securities and short term investments	$549,087	$8,281	3.04%	$1,160,051	$8,684	1.51%
Automobile installment Contracts, net(2)	520,299	73,280	28.4%	399,519	54,912	27.72%

Total interest earning assets	1,069,386	$81,561	15.38%	1,559,570	$63,596	8.22%

Non-interest earnings assets	64,975			89,121

Total assets	$1,134,361			$1,648,691

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	97,759	2,390	4.93%	—		—
Securitization notes payable	384,810	7,234	3.79%	—		—
Repurchase agreements	487,285	6,867	2.84%	1,005,584	5,650	1.13%
Deposits	—	—	—	522,863	6,409	2.47%
Junior subordinated debentures	10,310	299	5.85%	10,300	229	4.48%

Total interest bearing liabilities	980,164	$16,790	3.45%	1,538,747	$12,288	1.61%

Non-interest bearing liabilities	20,452			5,551

Total liabilities	1,000,616			1,544,308
Equity	133,745			104,393

Total liabilities and equity	$1,134,361			$1,648,691

Net interest income before provision for loan losses		$64,771			$51,308

Net interest rate spread(3)			11.93%			6.61%
Net interest margin(4)			12.21%			6.63%
Ratio of interest earning assets to interest bearing liabilities			109%			101%

(1)	Average balances computed on a monthly basis including effects of any restatements.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended June 30, 2005 and June 30, 2004 (as restated)

General

For the three months ended June 30, 2005, our net income increased $0.41 million to $7.04 million from $6.63 million for the three months ended June 30, 2004.

The increase in net income was due primarily to a $6.7 million increase in net interest income, which increased to $33.7 million in the second quarter of 2005 from $27.0 million during the same quarter of 2004, partially offset by a $2.5 million increase in the provision for loan losses and a $2.8 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $26.8 million to $121.0 million for the three months ended June 30, 2005 from $94.2 million for the three months ended June 30, 2004, as a result of our planned growth in the automobile finance business.

Interest Income

Interest income increased to $42.5 million for the three months ended June 30, 2005 from $33.0 million for the three months ended June 30, 2004 due primarily to a $128.9 million increase in average auto contracts, partially offset by a $638.0 million decrease in average securities.

Interest Expense

Interest expense increased to $8.8 million for the three months ended June 30, 2005 from $6.1 million for the three months ended June 30, 2004 due to a 216 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $582.5 million decrease in average interest bearing liabilities. The average cost of liabilities increased to 3.77% for the three months ended June 30, 2005 from 1.61% for the comparable period in 2004, generally as a result of an increase in market interest rates and a smaller concentration in repurchase agreements with lower funding costs.

Provision and Allowance for Loan Losses

Provision for loan losses was $6.8 million for the three months ended June 30, 2005 compared to $4.3 million for the three months ending June 30, 2004.

The total allowance for loan losses was $26.4 million at June 30, 2005 compared with $24.1 million at June 30, 2004, representing 4.50% of loans at June 30, 2005 and 5.33% at June 30, 2004. Additionally, unearned discounts on loans totaled $30.3 million at June 30, 2005 compared with $20.9 million at June 30, 2004, representing 4.91% of loans at June 30, 2005 and 4.40% at June 30, 2004.

Annualized net charge-offs to average loans were 4.00% for the three months ended June 30, 2005 compared with 5.13% for the three months ended June 30, 2004.

Non-interest Income

Non-interest income decreased to $638,000 for the three months ended June 30, 2005 from $669,000 for the three months ended June 30, 2004.

Non-interest Expense

Non-interest expense increased $2.8 million to $15.6 million for the three months ended June 30, 2005 from $12.8 million for the three months ended June 30, 2004. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 712 employees in 97 offices, as of June 30, 2005, from 564 employees in 78 offices, as of June 30, 2004.

Income Taxes

Income taxes before taxes on discontinued operations increased $0.6 million to $4.8 million for the three months ended June 30, 2005 from $4.2 million for the three months ended June 30, 2004. This increase occurred as a result of a $1.4 million increase in income before income taxes between the two periods. The tax rate was 40.7% and 40.4% for the three months ended June 30, 2005 and June 30, 2004.

Comparison of Operating Results for the Six Months Ended June 30, 2005 and June 30, 2004 (as restated)

General

For the six months ended June 30, 2005, our net income increased $2.0 million to $13.3 million from $11.3 million for the six months ended June 30, 2004.

The increase in net income was due primarily to a $13.5 million increase in net interest income, which increased to $64.8 million in the six months ended June 30, 2005 from $51.3 million during the same period of 2004, partially offset by a $2.4 million increase in the provision for loan losses and a $6.4 million increase in non-interest expense. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $54.7 million to $240.1 million for the six months ended June 30, 2005 from $185.4 million for the six months ended June 30, 2004, as a result of our planned growth in the automobile finance business.

Interest Income

Interest income increased to $81.6 million for the six months ended June 30, 2005 from $63.6 million for the six months ended June 30, 2004 due primarily to a $120.8 million increase in average auto contracts, partially offset by a $611.0 million decrease in average securities.

Interest Expense

Interest expense increased to $16.8 million for the six months ended June 30, 2005 from $12.3 million for the six months ended June 30, 2004 due to a 184 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $558.6 million decrease in average interest bearing liabilities. The average cost of liabilities increased to 3.45% for the six months ended June 30, 2005 from 1.61% for the comparable period in 2004, generally as a result of an increase in market interest rates and a smaller concentration in repurchase agreements with lower funding costs.

Provision and Allowance for Loan Losses

Provision for loan losses was $12.6 million for the six months ended June 30, 2005 compared to $10.2 million for the six months ended June 30, 2004.

The total allowance for loan losses was $26.4 million at June 30, 2005 compared with $24.1 million at June 30, 2004, representing 4.50% of loans at June 30, 2005 and 5.33% at June 30, 2004. Additionally, unearned discounts on loans totaled $30.3 million at June 30, 2005 compared with $20.9 million at June 30, 2004, representing 4.91% of loans at June 30, 2005 and 4.40% at June 30, 2004.

Annualized net charge-offs to average loans were 4.56% for the six months ended June 30, 2005 compared with 5.60% for the six months ended June 30, 2004.

Non-interest Income

Non-interest income increased to $2.4 million for the six months ended June 30, 2005 from $1.6 million for the six months ended June 30, 2004. This increase was the result of a $2.0 million gain on sale of investment securities which was partially offset by a decrease in charges and fees related to deposit accounts.

Non-interest Expense

Non-interest expense increased $6.4 million to $31.6 million for the six months ended June 30, 2005 from $25.2 million for the six months ended June 30, 2004. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the planned growth of the automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 712 employees in 97 offices, as of June 30, 2005, from 564 employees in 78 offices, as of June 30, 2004.

Income Taxes

Income taxes before taxes on discontinued operations increased $2.3 million to $9.4 million for the six months ended June 30, 2005 from $7.1 million for the six months ended June 30, 2004. This increase occurred as a result of a $5.6 million increase in income before income taxes between the two periods. The tax rate was 40.8% and 40.4% for the six months ended June 30, 2005 and June 30, 2004.

Comparison of Financial Condition at June 30, 2005 and December 31, 2004

Total assets decreased $332 million, to $1.08 billion at June 30, 2005, from $1.41 billion at December 31, 2004. The decrease resulted primarily from a $369.7 million decrease in securities available for sale to $418.4 million at June 30, 2005 from $788.1 million at December 31, 2004 and a $72.0 million decrease in assets of discontinued operations, partially offset by a $15.3 million increase in cash and cash equivalents and a $86.6 million increase in loans to $585.9 million at June 30, 2005 from $499.3 million at December 31, 2004. The increase in loans principally resulted from the purchasing of additional dealer contracts in existing and new markets consistent with planned growth in our automobile finance business unit.

Warehouse line of credit borrowing decreased to $90.7 million as of June 30, 2005 from $101.8 million as of December 31, 2004 due to the completion of a $195.0 million securitization in April of 2005 partially offset by borrowings to fund new loans.

Securitization notes payable increased to $425.9 million at June 30, 2005 from $352.6 million at December 31, 2004 due to the completion of a new $195.0 million securitization in April of 2005, partially offset by payments on the loans backing the securitized borrowings.

Repurchase agreements decreased $337.4 million to $407.9 million at June 30, 2005 from $745.3 million at December 31, 2004. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, as well as the sale of some of the securities, which were used to repay repurchase agreements.

Shareholders’ equity increased to $142.0 million at June 30, 2005 from $124.3 million at December 31, 2004, primarily as a result of net income of $13.3 million during the six months ended June 30, 2005.

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

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources are warehouse credit lines and securitizations.

Our primary uses of cash include:

•	acquisition of automobile contracts,

•	securitization costs,

•	operating expenses, and

•	interest expense.

The capital resources available to us include:

•	interest income on automobile contracts,

•	servicing fees that we earn under the automobile securitizations,

•	releases from the spread account relating to the securitizations,

•	automobile loan securitization proceeds,

•	borrowings under our credit facilities,

•	commercial repurchase agreements, and

•	our securities portfolio.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in origination and servicing capabilities and ongoing operations.

Securitizations

We completed one securitization transaction in the third quarter of 2004 and a second securitization transaction in the second quarter of 2005. These transactions are structured as an on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan for the future so we will increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our auto contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Automobile securitizations are used by many financial institutions and are part of a multi-billion dollar annual market for asset-backed securities. As part of this process, management considers the relative risks and returns prior to initiating a securitization. These risks include, but are not limited to, interest rate fluctuations during the warehouse period, increased prepayments speeds and losses, loss of servicing rights and adverse economic conditions. These factors are explained in further detail in the section “Risks Related to our Business”. The table below provides information about the outstanding trust assets and liabilities as of June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Total assets	$536,342	$392,632
Total liabilities	$425,873	$352,564

In the securitization we sold our automobile contracts to a newly formed owner trust, which issued notes. The net proceeds of the securitization were used to fund the sale of the Bank’s deposit liabilities.

To improve the level of profitability from the sale of securitized automobile contracts, we arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement was in the form of a financial guaranty insurance policy insuring the payment of principal and interest due on the asset-backed securities. The policies were issued by AMBAC Insurance Corporation.

Warehouse Facility

As of June 30, 2005 we were party to one $250 million warehouse facility, which we used to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have agreed to provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of all liabilities, agreements and other obligations of UACC under the warehouse facility. This facility is used to fund the purchase of automobile contracts and will be used as ongoing credit until we can structure another securitization.

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

For future securitizations, collections of principal and interest may be deposited into collection accounts established in connection with the securitization. We may receive access to the amounts deposited into collection accounts and amounts held in the spread account for these securitizations. We would use the amounts received in our daily operations, although delinquency or charge off rates in a securitization that exceeds established triggers will require that amounts being held in spread accounts increase.

Subordinated Debentures

In 2003, we issued junior subordinated debt of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company obligated mandatorily redeemable preferred securities.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of June 30, 2005.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	90,664	—	—	—	90,664
Securitization borrowings	180,978	218,903	25,991	—	425,872
Repurchase agreements	407,904	—	—	—	407,904
Operating lease obligations	3,807	5,329	2,578	—	11,714
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$683,353	$224,232	$28,569	$10,310	$946,464

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our loan portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $26.4 million at June 30, 2005 compared with $25.6 million at December 31, 2004 representing 4.50% of loans at June 30, 2005 and 5.13% at December 31, 2004. Additionally, unearned discounts on loans totaled $30.3 million at June 30, 2005 compared with $24.8 million at December 31, 2004, representing 4.91% of loans at June 30, 2005 and 4.74% at December 31, 2004.

Nonaccrual and Past Due Loans

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at June 30, 2005, December 31, 2004 and 2003.

Loan Delinquencies	June 30, 2005	% of Total Loans	December 31, 2004	% of Total Loans	December 31, 2003	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,288	0.3%	$2,522	0.5%	$2,015	0.5%
60 to 89 days	577	0.1%	856	0.1%	674	0.2%
90+ days	358	0.1%	416	0.1%	390	0.1%

Total	$3,223	0.5%	$3,794	0.7%	$3,079	0.8%

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

The following table sets forth the aggregate amount of nonaccrual loans net of unearned discounts, premiums and unearned finance charges at June 30, 2005, December 31, 2004 and 2003.

	June 30, 2005	December 31,
		2004	2003
	(Dollars in thousands)
Nonaccrual loans	$6,445	$7,169	$5,713

Total	$6,445	$7,169	$5,713

Non accrual loans as a percentage of total loans	1.04%	1.36%	1.40%

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Six Months Ended June 30, 2005	At or For the Year Ended December 31,
		2004 (As Restated)	2003 (As Restated)
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$25,593	$24,982	$27,586
Provision for loan losses	12,558	25,516	17,771
Charge-offs	(12,765)	(26,386)	(22,000)
Recoveries	988	1,481	1,625

Net charge-offs	(11,777)	(24,905)	(20,375)

Balance at end of period	$26,374	$25,593	$24,982

Annualized net charge-offs to average loans	4.56%	5.42%	5.65%
Allowance for loan losses as a percentage of total loans	4.50%	5.98%	6.53%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the quarter ended June 30, 2005, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. While we believe that our disclosure controls and procedures have improved due to the scrutiny of the matters discussed below under “Internal Control Over Financial Reporting,” which scrutiny occurred during the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005, our management, including our Chief Executive Officer and Chief Financial Officer, have concluded that the design and operation of our disclosure controls and procedures were not effective at June 30, 2005. We note that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. As we reported in our Annual Report on Form 10-K for the year ended December 31, 2004, in connection with management’s assessment of the effectiveness of our system of internal control over financial reporting as of December 31, 2004, our management concluded that we had material weaknesses in internal controls over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures and controls over accounting and financial reporting. Accordingly, and as reported in our Annual

Report on Form 10-K for the year ended December 31, 2004, management intends to implement remediation measures during the course of 2005 pursuant to a formal remediation plan approved by our Audit Committee and Board of Directors. We expect the completion of remediation measures to occur by September 30, 2005.

We have made the following changes to strengthen our internal control over financial reporting during the three months ended June 30, 2005:

•	We have employed additional support personnel, including a Treasury Manager and two staff accountants, to allow existing resources in the our financial reporting and accounting functions to perform the enhanced internal control activities described above and are currently in the process of further adding accounting staff.

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of consolidated financial statements and reports that are to be filed with the SEC and to implement appropriate control activities.

•	We have established a management task force working in conjunction with our Audit Committee and devised and begun implementation of a comprehensive program for the remediation of other deficiencies identified as part of our ongoing analysis and review for Sarbanes-Oxley compliance, including a timetable for execution and completion, all of which have been approved by our Audit Committee.

In addition, we have hired a Director of Financial Reporting to strengthen our internal control over financial reporting subsequent to June 30, 2005.

Except as described above, there was no change in our internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2005 Annual Meeting of Shareholders was held on June 23, 2005. At this meeting, the following matters were submitted to a vote of the Company’s shareholders:

Proposal 1:	Election of three (3) directors to serve terms of two years;
Proposal 2:	Amendment to the Company’s 1997 Stock Incentive Plan; and
Proposal 3:	Ratification of the selection of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2005.

Proposal 1. At this meeting, each of the following directors were elected to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2007, or until election of their successors, or until they resign:

	Votes For	Votes Withheld
Guillermo Bron	14,659,271	329,861
Luis Maizel	14,732,353	256,779
Ray Thousand	14,659,271	329,861

Other directors continuing to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2006, or until election of their successors, or until they resign, are Mitchell Lynn and Ron Duncanson.

Proposal 2. At this meeting, an amendment to the Company’s 1997 Stock Incentive Plan was approved by the Company’s shareholders (with 11,884,496 votes cast for, 776,800 votes cast against, and 2,327,836 votes abstaining) to increase the number of shares of common stock reserved for issuance under such plan from 7,000,000 to 7,750,000.

Proposal 3. At this meeting, the ratification of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2005 was approved by the Company’s shareholders (with 14,986,207 votes cast for, 235 votes cast against, and 2,690 votes abstaining).

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	August 1, 2005	By:	/s/ RAY THOUSAND
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)

	August 1, 2005	By:	/s/ GARLAND W. KOCH
Garland W. Koch Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)