Form 10-K/A
period 2002-12-31
UNITED PAN AM FINANCIAL CORP
filed 2005-11-01
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act. Yes ☑ No ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $29,000,000 as of December 31, 2002, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on that date. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 1, 2003 was 15,869,666 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2003 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended December 31, 2002, as amended, as of the date of filing the original Form 10-K on March 31, 2003. We are amending the original annual report for the year ended December 31, 2002, as amended, to correct and restate the consolidated financial statements for the year ended December 31, 2002. The restated numbers for the year ended December 31, 2002 and a further explanation about the restatements are included in the annual report on Form 10-K for the year ended December 31, 2004, which was filed on March 30, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	November 1, 2005	By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

	November 1, 2005	By:	/s/ GARLAND W. KOCH
Garland W. Koch
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)