Form 10-Q/A
period 2003-03-31
UNITED PAN AM FINANCIAL CORP
filed 2005-11-01
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 2)

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends our original quarterly report on Form 10-Q for the quarter ended March 31, 2003, as amended, as of the date of filing the original Form 10-Q on May 13, 2003. We are amending the original quarterly report for the quarter ended March 31, 2003, as amended, to correct and restate the consolidated financial statements for the quarter ended March 31, 2003. The restated numbers for the quarter ended March 31, 2003 and a further explanation about the restatements are included in the annual report on Form 10-K for the year ended December 31, 2004, which was filed on March 30, 2005.

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