Form 10-Q/A
period 2003-09-30
UNITED PAN AM FINANCIAL CORP
filed 2005-11-01
CIK 1049231

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

The number of shares outstanding of the Registrant’s Common Stock as of October 28, 2003 was 15,903,868 shares.

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A amends our original quarterly report on Form 10-Q for the quarter ended September 30, 2003, as amended, as of the date of filing the original Form 10-Q on November 12, 2003. We are amending the original quarterly report for the quarter ended September 30, 2003, as amended, to correct and restate the consolidated financial statements for the quarter ended September 30, 2003. The restated numbers for the quarter ended September 30, 2003 and a further explanation about the restatements are included in the annual report on Form 10-K for the year ended December 31, 2004, which was filed on March 30, 2005.

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