Form 10-K/A
period 2003-12-31
UNITED PAN AM FINANCIAL CORP
filed 2005-11-01
CIK 1049231

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $59,000,000 as of June 30, 2003, based upon the closing sales price of the Common Stock as reported on the Nasdaq National Market on that date. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 18, 2004 was 16,123,144 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2004 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

This annual report on Form 10-K/A amends our original annual report on Form 10-K for the year ended December 31, 2003, as amended, as of the date of filing the original Form 10-K on March 30, 2004. We are amending the original annual report for the year ended December 31, 2003, as amended, to correct and restate the consolidated financial statements for the years ended December 31, 2003 and 2002. The restated numbers for the years ended December 31, 2003 and 2002 and a further explanation about the restatements are included in the annual report on Form 10-K for the year ended December 31, 2004, which was filed on March 30, 2005.

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