Form 10-Q
period 2005-09-30
UNITED PAN AM FINANCIAL CORP
filed 2005-11-01
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

The number of shares outstanding of the Registrant’s Common Stock as of October 24, 2005 was 17,115,250 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands)	September 30, 2005	December 31, 2004
	(Unaudited)	(Audited)
Assets

Cash	$11,074	$4,237
Short term investments	22,495	—

Cash and cash equivalents	33,569	4,237
Restricted cash	51,372	36,729
Securities available for sale	488,412	788,090
Loans	614,907	499,343
Allowance for loan losses	(27,648)	(25,593)

Loans, net	587,259	473,750
Premises and equipment, net	3,579	3,519
Interest receivable	7,403	6,901
Other assets	24,360	29,601
Assets of discontinued operations	—	72,080

Total assets	$1,195,954	$1,414,907

Liabilities and Shareholders’ Equity

Warehouse line of credit	$189,380	$101,776
Securitization notes payable	357,890	352,564
Repurchase agreements	449,065	745,295
Accrued expenses and other liabilities	8,891	8,793
Obligation to purchase a security	30,048	—
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations—deposits	—	71,916

Total liabilities	1,045,584	1,290,654

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at September 30, 2005 or December 31, 2004	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 17,111,950 and 16,526,358 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	76,738	70,332
Retained earnings	73,810	53,517
Unrealized (loss) gain on securities available for sale, net	(178)	404

Total shareholders’ equity	150,370	124,253

Total liabilities and shareholders’ equity	$1,195,954	$1,414,907

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2005	2004	2005	2004
Interest Income
Loans	$41,310	$30,100	$114,590	$85,012
Securities and short term investments	4,239	6,358	12,520	15,042

Total interest income	45,549	36,458	127,110	100,054

Interest Expense
Securitization notes payable	4,285	342	11,519	342
Warehouse line of credit	1,876	5	4,266	5
Repurchase agreements	3,730	3,644	10,597	9,294
Deposits	—	2,895	—	9,304
Junior subordinated debentures	170	123	469	352

Total interest expense	10,061	7,009	26,851	19,297

Net interest income	35,488	29,449	100,259	80,757
Provision for loan losses	8,567	7,266	21,125	17,471

Net interest income after provision for loan losses	26,921	22,183	79,134	63,286

Non-interest Income
Services charges and fees	—	96	—	339
Loan related charges and fees	117	78	342	693
Gain on sale of securities	502	160	2,534	241
Other income	89	69	278	690

Total non-interest income	708	403	3,154	1,963

Non-interest Expense
Compensation and benefits	10,077	8,547	29,366	24,016
Occupancy	1,509	1,368	4,251	3,897
Market loss—derivative instruments	—	2,071	—	2,368
Other	4,610	3,705	14,175	10,582

Total non-interest expense	16,196	15,691	47,792	40,863

Income from continuing operations before income taxes	11,433	6,895	34,496	24,386
Income taxes	4,468	2,847	13,868	9,905

Income from continuing operations	6,965	4,048	20,628	14,481
(Loss) income from discontinued operations, net of tax	—	3,260	(333)	4,088

Net income	$6,965	$7,308	$20,295	$18,569

Earnings (loss) per share-basic:
Continuing operations	$0.41	$0.25	$1.23	$0.90
Discontinued operations	—	0.20	(0.02)	0.25

Net income	$0.41	$0.45	$1.21	$1.15

Weighted average basic shares outstanding	17,030	16,168	16,790	16,146

Earnings (loss) per share-diluted:
Continuing operations	$0.37	$0.23	$1.11	$0.80
Discontinued operations	—	0.18	(0.02)	0.23

Net income	$0.37	$0.41	$1.09	$1.03

Weighted average diluted shares outstanding	18,835	18,022	18,631	18,012

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2005	2004	2005	2004
Net income	$6,965	$7,308	$20,295	$18,569
Other comprehensive income, net of tax
Unrealized (loss) gain on securities	(599)	1,268	(582)	(878)

Comprehensive income	$6,366	$8,576	$19,713	$17,691

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2005	2004
Cash Flows from Operating Activities:
Income from continuing operations	$20,628	$14,481
Reconciliation of income from continuing operations to net cash provided by operating activities:
Net gain on sales of securities available for sale	(2,534)	(241)
Provision for loan losses	21,125	17,471
Accretion of discount on loans	(14,104)	(9,157)
FHLB stock dividend	90	(485)
Depreciation and amortization	1,135	1,012
Increase in accrued interest receivable	(502)	(542)
Increase (decrease) in other assets	5,637	(16,363)
Amortization of premiums/discounts on securities for sale	76	1,271
Increase in accrued expenses and other liabilities	98	2,204

Net cash provided by operating activities of continuing operations	31,649	9,651
(Loss) income from discontinued operations	(333)	4,088

Net cash provided by operating activities	31,316	13,739

Cash Flows from Investing Activities:
Purchase of securities available for sale	(202,647)	(452,617)
Proceeds from maturities of securities available for sale	85,026	274,767
Proceeds from sale of securities available for sale	428,781	423,510
Purchases, net of repayments, of non-mortgage loans	(120,530)	(105,108)
Change in assets of discontinued operations	49,921	1,676
Purchase of premises and equipment	(1,195)	(1,156)
Proceeds from redemption of FHLB stock	12,067	—
Other	(2)	1

Net cash provided by investing activities	251,421	141,073

Cash Flows from Financing Activities:
Net decrease in deposits	(71,916)	(414,120)
Repayment of repurchase agreements	(296,230)	(158,953)
Proceeds from warehouse line of credit	297,793	24,247
Repayment of warehouse line of credit	(210,189)	—
Proceeds from securitization notes payable	195,000	420,000
Payments on securitization notes payable	(189,674)	—
Obligation to purchase a security	30,048	—
Increase in restricted cash	(14,643)	(9,333)
Proceeds from exercise of stock options	6,406	132

Net cash used in financing activities	(253,405)	(138,027)

Net increase in cash and cash equivalents	29,332	16,785
Cash and cash equivalents at beginning of period	4,237	14,209

Cash and cash equivalents at end of period	$33,569	$30,994

Supplemental Disclosures of Cash Payments Made for:

Interest	$26,799	$20,824

Income taxes	$2,483	$15,122

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

On April 22, 2005, PAFI was merged with and into UPFC, and United Auto Credit Corp. (“UACC”) became a direct wholly-owned subsidiary of UPFC. Prior to its dissolution on February 11, 2005, the Bank was a direct wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank.

On September 2, 2005, BVG West Corp. (“BVG”) was merged with and into UPFC Sub I, Inc., a direct wholly-owned subsidiary of UPFC. In this merger, the former stockholders of BVG received the same number of shares of our common stock which BVG owned prior to the merger, based on percentages that such stockholders indirectly owned such shares through BVG immediately prior to the effective time of the merger. UPFC’s total outstanding shares did not change as a result of the merger, nor did the underlying beneficial ownership of those shares.

At September 30, 2005, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is a special purpose entity used to purchase automobile contracts from UACC in connection with securitization of such contracts and UFC is a special purpose entity used to purchase such contracts from UACC in connection with warehouse funding of such contracts.

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

Changes to Unaudited Consolidated Statements of Financial Condition

	As of September 30, 2004
	Unaudited
	As Reported	As Restated
Loans	$503,396	$502,150
Unearned discount	$(22,179)	$(22,880)
Allowance for loan losses	$(25,188)	$(24,973)
Loans, net	$456,029	$454,297
FHLB stock, at cost	$12,048	$—
Accrued interest receivable	$6,772	$6,435
Other assets	$44,627	$45,538
Assets of discontinued operations	$—	$51,344
Total assets	$1,556,336	$1,555,178
Deposits	$84,269	$—
Accrued expenses and other liabilities	$8,504	$8,999
Liabilities of discontinued operations—deposits held for sale	$—	$84,269
Total liabilities	$1,440,582	$1,441,077
Retained earnings	$50,035	$48,382
Total shareholders equity	$115,754	$114,101
Total liabilities and shareholders equity	$1,556,336	$1,555,178

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

Changes to Unaudited Consolidated Statements of Income

	Three Months Ended September 30, 2004		Nine Months Ended September 30, 2004
	Unaudited		Unaudited
	As Reported	As Restated	As Reported	As Restated
Interest—loans	$29,641	$30,100	$84,400	$85,012
Total interest income	$35,999	$36,458	$99,442	$100,054
Warehouse line of credit	$291	$347	$291	$347
Deposits	$2,895	$3,018	$9,304	$9,427
Junior subordinated debentures	$123	$—	$352	$229
Total interest expense	$6,953	$7,009	$19,241	$19,297
Net interest income	$29,046	$29,449	$80,201	$80,757
Provision for loan losses	$7,383	$7,266	$17,686	$17,471
Net interest income after provision for loan losses	$21,663	$22,183	$62,515	$63,286
Other expenses	$3,665	$3,705	$10,087	$10,582
Total non-interest expense	$15,651	$15,691	$40,368	$40,863
Income from continuing operations before income taxes	$6,415	$6,895	$24,110	$24,386
Income taxes	$2,654	$2,847	$9,800	$9,905
Income from continuing operations	$3,761	$4,048	$14,310	$14,481
Net income	$7,021	$7,308	$18,398	$18,569
Comprehensive income	$8,589	$8,576	$17,520	$17,691
Earnings per share-basic:
Continuing operations	$0.23	$0.25	$0.89	$0.90
Net income	$0.43	$0.45	$1.14	$1.15
Earnings per share-diluted:
Continuing operations	$0.21	$0.23	$0.80	$0.80
Discontinued operations	$0.18	$0.18	$0.22	$0.23
Net income	$0.39	$0.41	$1.02	$1.03

For the three months ended September 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax and the accounting for dealer discount and the accretion of income was corrected. An adjustment was made to the provision for loan losses and additional collection expenses were accrued. These changes resulted in an increase of $287,000 in both income from continuing operations after tax and net income.

For the nine months ended September 30, 2004 income and expenses of the Company’s insurance premium finance operations were reclassified to income from discontinued operations, net of tax, and the accounting for dealer discount and the accretion of income was corrected. An adjustment was made to the provision for loan losses and additional collection expenses were accrued. These changes resulted in an increase of $171,000 in both income from continuing operations after tax and net income.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	September 30, 2005	December 31, 2004
Assets of discontinued operations	$—	$72,080
Liabilities of discontinued operations—deposits held for sale	$—	$71,916

	Three Months Ended September 30,
	2005	2004
Revenue	$—	$998
Income from discontinued operations (after applicable income (tax benefits) taxes of $(0), $235, respectively)	$—	$3,260

	Nine Months Ended September 30,
	2005	2004
Revenue	$133	$3,098
(Loss) Income from discontinued operations (after applicable income (tax benefits) taxes of $(233), $798, respectively)	$(333)	$4,088

Discontinued operations had $87,500 as of September 30, 2005 and $342,000 as of December 31, 2004 of accrued liabilities, respectively.

5.	Earnings per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Earnings per share—basic:
Income from continuing operations	$6,965	$4,048	$20,628	$14,481
Discontinued operations	—	3,260	(333)	4,088

Net income	$6,965	$7,308	$20,295	$18,569

Average common shares outstanding	17,030	16,168	16,790	16,146

Per share from continuing operations	$0.41	$0.25	$1.23	$0.90
Discontinued operations	—	0.20	(0.02)	0.25

Per share	$0.41	$0.45	$1.21	$1.15

Earnings per share—diluted:
Income from continuing operations	$6,965	$4,048	$20,628	$14,481
Discontinued operations	—	3,260	(333)	4,088

Net income	$6,965	$7,308	$20,295	$18,569

Average common shares outstanding	17,030	16,168	16,790	16,146
Add: Stock options	1,805	1,854	1,841	1,866

Average common shares outstanding—diluted	18,835	18,022	18,631	18,012

Per share from continuing operations	$0.37	$0.23	$1.11	$0.80
Discontinued operations	—	0.18	(0.02)	0.23

Per share	$0.37	$0.41	$1.09	$1.03

For the three months ended September 30, 2005 and 2004, 73,000 and 445,000 shares and for the nine months ended September 30, 2005 and 2004, 160,500 and 431,933 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

6.	Stock-Based Compensation

At September 30, 2005 and 2004, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value method consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2005	2004	2005	2004
Net income as reported	$6,965	$7,308	$20,295	$18,569

Deduct: Total stock-based employee compensation expense determined by fair value method for all awards	327	337	858	941

Net income—pro forma	$6,638	$6,971	$19,437	$17,628

Net income per share as reported—basic	$0.41	$0.45	$1.21	$1.15

Net income per share—pro forma—basic	$0.39	$0.43	$1.16	$1.09

Net income per share as reported—fully diluted	$0.37	$0.41	$1.09	$1.03

Net income per share—pro forma—fully diluted	$0.35	$0.39	$1.04	$0.98

7.	Allowance for Loan Losses

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

The total allowance for loan losses was $27.6 million at September 30, 2005 compared with $25.0 million at September 30, 2004, representing 4.50% of loans net of unearned discounts at September 30, 2005 and 5.21% at September 30, 2004. Additionally, unearned discounts on loans totaled $31.8 million at September 30, 2005 compared with $22.9 million at September 30, 2004, representing 4.92% of loans at September 30, 2005 compared with 4.56% of loans at September 30, 2004.

8.	Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123-R, Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123-R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

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

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123-R at the beginning of the next fiscal year. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements. As of September 30, 2005 this pronouncement had no impact on the consolidated financial statements

Also, in December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured using the estimated fair value of the assets exchanged. SFAS No. 153 eliminates the narrow exception for nonmonetary exchanges of similar productive assets, and replaces it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has “commercial substance” if the future cash flows of the entity are expected to change significantly as a result of the transaction. This pronouncement is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. Management believes the adoption of this pronouncement will not have a material effect on our consolidated financial statements. As of September 30, 2005 this pronouncement had no impact on the consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. As of September 30, 2005 this pronouncement had no impact on the consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

9.	Due from Shareholder

The Company held an amount receivable from a major shareholder, Pan American Financial, L.P., in the amount of $727,000 and $642,000 as of September 30, 2005 and 2004, respectively. This amount is receivable pursuant to the Second Amended and Restated Registration Rights Agreement entered into on July 26, 2005 (which amended and restated that certain Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004). Pursuant to this agreement, the Company will pay certain costs associated with a secondary offering by Pan American Financial, L.P. and will receive reimbursement upon the earlier to occur of (a) certain dates which are delineated in the agreement, and (b) the completion of the offering. Guillermo Bron, Chairman of the Board of Directors, is the managing member of PAFGP, LLC, which was the sole general partner of Pan American Financial, L.P. at September 30, 2005.

10.	Restricted Cash

Restricted cash related to $17.9 million of deposits held as collateral for securitized obligations at September 30, 2005 compared with $9.3 million at December 31, 2004. Additionally, $33.5 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $27.4 million at December 31, 2004.

11.	Assets Sold Under Agreement to Repurchase

U.S. Government Agency Obligations

	Original term of repurchase obligation
	Overnight	Up to 30 days	31 to 90 days	Over 90 days	Demand	Total
Securities sold
Book and market value	$—	$72,238	$—	$416,174	$—	$488,412
Accrued interest	—	239	—	678	—	917

Repurchase liability
Principal payable	$—	$41,595	$—	$407,470	$—	$449,065
Interest rate	—%	4.35%	—%	3.82%	—%	3.87%

12.	Lending Activities

Summary of Loan Portfolio

Our net loan portfolio increased from $473.8 million or 33.5% of our total assets at December 31, 2004 to $587.3 million or 49.1% of our total assets at September 30, 2005.

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$650,600	$528,761
Other consumer loans	—	4

Total loans	650,600	528,765

Unearned discounts	(31,811)	(24,827)
Unearned finance charges	(3,882)	(4,595)
Allowance for loan losses	(27,648)	(25,593)

Total loans, net	$587,259	$473,750

13.	Borrowings

Securitizations

We completed our first securitization in the third quarter of 2004 and our second securitization in the second quarter of 2005. These securitizations are structured as on-balance sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of automobile contracts. The table below provides information about the outstanding trust assets and liabilities as of September 30, 2005 and December 31, 2004.

(In thousands)	September 30, 2005	December 31, 2004
Total assets	$467,213	$392,632
Total liabilities	$357,890	$352,564

In our securitizations to date, we transferred our automobile contracts to a newly formed owner trust, which issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our first two securitizations was in the form of a financial guaranty insurance policy issued by AMBAC Insurance Corporation insuring the payment of principal and interest due on the asset-backed securities.

Warehouse Facility

As of September 30, 2005 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of all liabilities, agreements and other obligations of UACC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile receivables that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of September 30, 2005. Warehouse line of credit borrowing increased to $189.4 million as of September 30, 2005 from $101.8 million as of December 31, 2004.

Other Sources of Funds

The collection of principal and interest from automobile contracts purchased and securitized and the release of cash from the securitization spread account is another source of significant funds for us. Pursuant to the securitization, we receive cash released from the trustee from the spread account on the securitization once the spread account reaches a predetermined funding level. The amount released from the spread account over time represents the return of the initial deposits to such account as well as the release of the excess spread on the securitized automobile contracts.

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

Subordinated Debentures

In 2003, we issued junior subordinated debentures of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company-obligated mandatorily redeemable preferred securities.

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

	At or For Three Months Ended September 30, 2005
	Automobile Finance	Investment	Total
Interest income	$41,447	$4,102	$45,549
Interest expense	6,193	3,868	10,061
Net interest income	35,254	234	35,488
Provision for loan losses	8,567	—	8,567
Non-interest income	69	639	708
Non-interest expense	15,571	625	16,196
Segment profit, pre-tax	$11,185	$248	$11,433
Total assets	$657,551	$538,403	$1,195,954

	At or For Three Months Ended September 30, 2004
	Automobile Finance	Investment	Total
Interest income	$30,100	$6,358	$36,458
Interest expense	3,365	3,644	7,009
Net interest income	26,735	2,714	29,449
Provision for loan losses	7,266	—	7,266
Non-interest income	132	271	403
Non-interest expense	15,281	410	15,691
Segment profit, pre-tax	$4,320	$2,575	$6,895
Total assets	$510,694	$1,044,484	$1,555,178

	At or For Nine Months Ended September 30, 2005
	Automobile Finance	Investment	Total
Interest income	$114,643	$12,467	$127,110
Interest expense	15,785	11,066	26,851
Net interest income	98,858	1,401	100,259
Provision for loan losses	21,125	—	21,125
Non-interest income	479	2,675	3,154
Non-interest expense	47,120	672	47,792
Segment profit, pre-tax	31,092	3,404	$34,496
Total assets	$657,551	$538,403	$1,195,954

	At or For Nine Months Ended September 30, 2004
	Automobile Finance	Investment	Total
Interest income	$85,012	$15,042	$100,054
Interest expense	10,003	9,294	19,297
Net interest income	75,009	5,748	80,757
Provision for loan losses	17,471	—	17,471
Non-interest income	384	1,579	1,963
Non-interest expense	40,452	811	40,863
Segment profit, pre-tax	$17,870	$6,516	$24,386
Total assets	$510,694	$1,044,484	$1,555,178

For the reportable segment information presented, substantially all expenses are recorded directly to each industry segment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

We are a specialty finance company engaged in non-prime automobile finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers. We conduct our automobile finance business through our direct wholly-owned subsidiary UACC. We purchase and hold for investment non-prime automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles.

We fund our business through warehouse financing and periodic securitizations. We have a warehouse line of credit with Deutsche Bank to fund our ongoing operations. This facility was originally $200 million, and was increased to $250 million in the first quarter of 2005. In September 2004, we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. In April 2005, we closed our second securitization composed of a $195 million offering of automobile receivable backed securities. We plan to price a new securitization approximately every six months.

Our business strategy includes controlled expansion through a national retail branch network and branches are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our regional managers and divisional vice presidents. We believe that our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

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

Securitization Transactions

The transfer of our automobile contracts to the securitization trust is treated as a secured financing under accounting principles generally accepted in the United States of America, also known as GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

For automobile contracts purchased prior to January 1, 2003, we contributed all or a portion of the original discount to allowance for loan losses to estimate the expected losses over the life of the loan. We account for such contracts by static pool, stratified into six-month pools, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each static pool over the remaining life of the loans. Additional provisions for credit losses for these pools purchased prior to 2003 were recognized immediately for pools where the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred based on an analysis of projected losses during the entire life of the loans.

For all contracts purchased on or after January 1, 2003, we established our allowance for loan losses by using the “Expected 12-month Charge Off Method” which establishes allowances based on the incurred loss method that sums the expected charge-offs for the next 12 months in each static loss pool. For all contracts purchased on or after January 1, 2003, we also allocated the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses at each reporting date.

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

Derivatives and Hedging Activities

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during the quarter we held the forward agreements, because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting in order to amortize them over the life of the automotive contracts.

We are not currently utilizing interest rate hedging instruments because we plan to enter into a new securitization every six months and therefore will only fund the acquisition of approximately six months of automobile contracts at variable interest rates with our warehouse facility prior to locking a gross interest rate spread through the sale of securitization notes payable at fixed interest rates.

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

We require a substantial amount of liquidity to operate our business and fund the growth of our automobile finance operations. Among other things, we use such liquidity to acquire automobile contracts, pay securitization costs and fund related accounts, satisfy working capital requirements and pay operating expenses and interest expense. We depend on warehouse financing and securitizations to fund our operations and there is no assurance that we will be able to obtain warehouse financing or access the public capital markets in the future. In addition, since we shifted the funding source of our automobile finance business to the public capital markets through warehouse facilities and securitizations during the third quarter of 2004, we have only limited experience in managing such warehouse facilities and securitizations. If we are unable to access acceptable warehouse financing or the capital markets, our financial position, liquidity and results of operations would be materially and adversely affected.

Our automobile finance business would be harmed if we cannot maintain relationships with independent dealers and franchisees of automobile manufacturers.

We purchase automobile contracts primarily from dealers in used automobiles. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

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

We depend on our warehouse facility to fund our automobile finance operations in order to finance the purchase of automobile contracts pending a new securitization. Our business strategy requires that such financing continues to be available to us.

Our primary source of operating liquidity comes from a $250 million warehouse facility, which we use to fund our automobile finance operations in order to finance the purchase of automobile contracts pending securitization. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile receivables that are pledged under the facility and whether we maintain compliance with certain financial covenants contained in the sale and servicing agreement. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold; and

•	how quickly new automobile finance branches become cash flow positive.

There is no assurance that our warehouse facility will continue to be available to us or that it will continue to be available on favorable terms. If our existing credit facility expires or is terminated and we are then unable to arrange new warehousing credit facilities, our results of operations, financial condition and cash flows would be materially and adversely affected.

We depend on securitizations to generate revenue.

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by a number of factors, including:

•	conditions in the securities markets generally;

•	conditions in the asset-backed securities market specifically;

•	yields of our portfolio of automobile contracts;

•	the credit quality of our portfolio of automobile contracts; and

•	our ability to obtain credit enhancement.

If we are unable to securitize a sufficient number of our contracts in a timely manner, our liquidity position would be adversely affected, as we will require continued execution of securitization transactions in order to fund our future liquidity needs. In addition, unanticipated delays in closing a securitization would also increase our interest rate risk by increasing the warehousing period for our contracts. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience in the underlying pool of receivables or otherwise, we will be required to reduce the purchase of contracts, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.

The terms of our securitizations depend on credit enhancement and there is no assurance we will be able to continue to obtain credit enhancement.

Our securitizations to date have utilized credit enhancement in the form of a financial guaranty insurance policy in order to achieve “AAA/Aaa” rating for the asset-backed securities issued to investors. This form of credit enhancement reduces the cost of the securitizations compared to alternative forms of credit enhancement currently available to us and enhances the marketability of these transactions to investors in asset-backed securities. The willingness of an insurance provider to insure our future securitizations is subject to many factors outside our control including the insurance provider’s own rating considerations. As a result, there can be no assurance that we will be able to continue to obtain credit enhancements in any form or on acceptable terms or that future securitizations will be similarly rated. Our failure to obtain credit enhancements in the future would have an adverse impact on the achievable securitization advance rate that we obtain from the sale of securitized automobile contracts, which could have a material adverse effect on our financial condition, results of operations and business prospects.

We expect our operating results to continue to fluctuate, which may adversely impact our business.

Our results of operations have fluctuated in the past and are expected to fluctuate in the future. Factors that could affect our quarterly results include:

•	seasonal variations in the volume of automobile contracts purchased, which historically tend to be higher in the first and second quarters of the year;

•	interest rate spreads;

•	credit losses, which historically tend to be higher in the third and fourth quarters of the year; and

•	operating costs.

As a result of such fluctuations, our quarterly results may be difficult to predict, which may create uncertainty surrounding the market price for our securities. In particular, if our results of operations fail to meet the expectations of securities analysts or investors in a future quarter, the market price of our securities could be materially adversely affected.

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

Our business is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. We compete primarily with independent companies specializing in non-prime automobile finance and, to a lesser extent, with commercial banks, the captive finance affiliates of automobile manufacturers and savings associations. Fluctuations in interest rates and general and local economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over us. As we expand into new geographic markets, we will face additional competition from lenders already established in these markets. There can be no assurance that we will be able to compete successfully with these lenders. Our failure to compete successfully would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to manage or sustain our growth.

We have realized substantial growth in our automobile finance business since its inception in 1996. Consequently, we are vulnerable to a variety of business risks generally associated with rapidly growing companies. At September 30, 2005, we had 103 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, 12 in 2001, 14 in 2002, 16 in 2003, 17 in 2004 and 16 in the first three quarters of 2005. The amount of automobile contracts purchased has increased from $157.7 million for 2001 to $184.4 million for 2002 to $265.4 million for 2003 to $346.3 million for 2004. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand the number of branches, attract qualified branch managers, and expand our relationships with independent and franchised dealers of used automobiles. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses.

Our growth strategy requires that we successfully obtain and manage acceptable warehouse financing and access the capital markets. It also requires additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects.

We face risks related to our recent accounting restatements.

During 2004 and the first quarter of 2005, we decided to restate our consolidated financial statements for the three and six months ended June 30, 2004 and 2003, three months ended March 31, 2004 and 2003, three and nine months ended September 30, 2003 and each of the years ended December 31, 2003, 2002 and 2001 to correct certain accounting entries. The restatement of these consolidated financial statements may lead to litigation claims and/or regulatory proceedings against us. The defense of any such claims or proceedings may cause the diversion of management’s attention and resources, and we may be required to pay damages if any such claims or proceedings are not resolved in our favor. Any litigation or regulatory proceeding, even if resolved in our favor, could cause us to incur significant legal and other expenses. We also may have difficulty obtaining financing such as warehouse lines of credit or otherwise and we may not be able to effectuate our current operating strategy, including the ability to acquire contracts at projected levels if such claims or proceedings occur. Moreover, we may be the subject of negative publicity focusing on the financial statement inaccuracies and resulting restatements and negative reactions from our shareholders, creditors or others with which we do business. The occurrence of any of the foregoing could harm our business and reputation and cause the price of our securities to decline.

If we fail to maintain an effective system of internal and disclosure controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting.

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB, that require remediation. Furthermore, our former independent auditor has, in the past, advised us that it had noted certain material weaknesses in our internal financial reporting and accounting controls. Additionally, it is possible that as we continue our ongoing review and analysis of internal controls over financial reporting for Sarbanes-Oxley compliance, additional weaknesses in internal controls may be discovered. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

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

Risks Related to Our Ownership and Organizational Structure

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of September 30, 2005, Pan American Financial, L.P. and its general partner, PAFGP, LLC, together owned 9,509,784 shares of our common stock, representing 55.7% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his sole ownership, and position as Managing Member, of PAFGP. As a result, our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to a our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of September 30, 2005, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest unless we make a redemption call before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 31 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases there is conflict among jurisdictions. From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies, and other financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of non-compliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our business is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession, we may experience a decrease in demand for our financial products and services, an increase in our servicing costs, a decline in collateral values or an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the probability and severity of losses. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect our financial condition, results of operations and business prospects.

Fluctuations in interest rates could adversely affect our margin spread and the profitability of our lending activities.

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest received by us on the automobile contracts acquired and the interest payable under our credit facilities and further to the asset-backed securitization notes payable issued in our securitizations.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk, such as the fact that automobile contracts are purchased at fixed interest rates, while amounts borrowed under our warehouse facilities bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs.

Also, the interest rate demanded by investors in securitizations is a function of prevailing market rates for comparable transactions and the general interest rate environment. Because the contracts purchased by us have fixed rates, we bear the risk of spreads narrowing because of interest rate increases during the period from the date the contracts are purchased until the pricing of our securitizations of such contracts.

Decreases in wholesale auction proceeds could adversely impact our recovery rates.

We generally sell repossessed automobiles at wholesale auction markets located throughout the United States. Auction proceeds from the sale of repossessed vehicles and other recoveries usually do not cover the net outstanding balance of the automobile contracts, and the resulting deficiencies are charged off. Decreased auction proceeds resulting from the depressed prices at which used automobiles may be sold during periods of economic slowdown, recession or otherwise will result in higher credit losses for us. Furthermore, wholesale prices for used automobiles may decrease as a result of significant liquidations of rental or fleet inventories and from increased volume of trade-ins due to promotional financing programs offered by new vehicle manufacturers. If our recovery rates decline, our financial position, liquidity and results of operations would be materially and adversely affected.

Average Balance Sheets

The following table sets forth information relating to our operations for the three and nine month periods ended September 30, 2005 and 2004. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments	$516,016	$4,239	3.29%	$1,071,965	$5,314	1.97%
Loans, net(2)	574,931	41,310	28.82%	444,552	31,011	27.68%

Total interest earning assets	1,090,947	$45,549	16.75%	1,516,517	$36,325	9.50%

Non-interest earning assets	44,397			49,794

Total assets	$1,135,344			$1,566,311

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	142,994	1,876	5.26%	808	5	2.46%
Securitization notes payable	391,847	4,285	4.39%	42,000	286	2.70%
Repurchase agreements	431,779	3,730	3.46%	944,332	3,644	1.53%
Deposits	—	—	—	448,242	2,895	2.56%
Junior subordinated debentures	10,310	170	6.61%	10,310	123	4.73%

Total interest bearing liabilities	976,930	$10,061	4.13%	1,445,692	$6,953	1.91%

Non-interest bearing liabilities	12,115			6,476

Total liabilities	989,045			1,452,168
Equity	146,299			114,143

Total liabilities and equity	$1,135,344			$1,566,311

Net interest income before provision for loan losses		$35,488			$29,372

Net interest rate spread(3)			12.62%			7.59%
Net interest margin(4)			13.05%			7.68%
Ratio of interest earning assets to interest bearing liabilities			112%			105%

(1)	Average balances computed on a month-end basis.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

	Nine Months Ended September 30,
	2005			2004
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments	$538,063	$12,520	3.12%	$1,130,688	$15,041	1.78%
Loans, net(2)	538,510	114,590	28.55%	414,530	85,452	27.56%

Total interest earning assets	1,076,573	$127,110	15.84%	1,545,218	$100,493	8.70%

Non-interest earning assets	58,115			52,735

Total assets	$1,134,688			$1,597,953

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	112,837	4,266	5.07%	269	5	2.49%
Securitization notes payable	387,155	11,519	3.99%	14,000	286	2.73%
Repurchase agreements	468,783	10,597	3.03%	985,167	9,208	1.25%
Deposits	—	—	—	472,300	9,390	2.66%
Junior subordinated debentures	10,310	469	6.10%	10,303	352	4.57%

Total interest bearing liabilities	988,212	$26,851	3.65%	1,482,039	$19,241	1.74%

Non-interest bearing liabilities	8,546			5,859

Total liabilities	996,758			1,487,898
Equity	137,930			110,055

Total liabilities and equity	$1,134,688			$1,597,953

Net interest income before provision for loan losses		$100,259			$81,252

Net interest rate spread(3)			12.19%			6.96%
Net interest margin(4)			12.50%			7.03%
Ratio of interest earning assets to interest bearing liabilities			109%			104%

(1)	Average balances computed on a month-end basis.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.

Comparison of Operating Results for the Three Months Ended September 30, 2005 and September 30, 2004

    General

For the three months ended September 30, 2005, our net income decreased $0.3 million to $7.0 million from $7.3 million for the three months ended September 30, 2004.

The decrease in net income was due primarily to a $3.3 million decrease in income from discontinued operations, a $1.6 million increase in income taxes and a $1.3 million increase in provision for loan losses, partially offset by a $6.0 million increase in net interest income, which increased to $35.5 million in the third quarter of 2005 from $29.4 million during the same quarter of 2004. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $23.3 million to $114.6 million for the three months ended September 30, 2005 from $91.2 million for the three months ended September 30, 2004, as a result of the growth of our automobile finance business.

    Interest Income

Interest income increased to $45.5 million for the three months ended September 30, 2005 from $36.5 million for the three months ended September 30, 2004 due primarily to a $130.4 million increase in average automobile contracts. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

    Interest Expense

Interest expense increased to $10.1 million for the three months ended September 30, 2005 from $7.0 million for the three months ended September 30, 2004 due to a 222 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $468.8 million decrease in average interest bearing liabilities. The largest components of the decrease in interest bearing liabilities were repurchase agreements. Repurchase agreements had an average balance of $431.8 million for the three months ended September 30, 2005 compared to $944.3 million for the same period in 2004 as a result of our decision to decrease the amount of securities funded with repurchase agreements. Securitization notes payable had an average balance of $391.8 million in the three months ended September 30, 2005 compared to $42.0 million for the same period in 2004 because we closed our first securitization in September 2004. Warehouse borrowings had an average balance of $143.0 million in the three months ended September 30, 2005 compared to $808,000 for the same period in 2004 because we entered into our first warehouse facility in September 2004.

    Provision and Allowance for Loan Losses

Provision for loan losses was $8.6 million for the three months ended September 30, 2005 compared to $7.3 million for the three months ended September 30, 2004. A provision for loan losses is charged to operations based on our regular evaluation of loans held for investment and the adequacy of the allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

The total allowance for loan losses was $27.6 million at September 30, 2005 compared with $25.0 million at September 30, 2004, representing 4.50% of loans at September 30, 2005 and 5.21% at September 30, 2004. Additionally, unearned discounts on loans totaled $31.8 million at September 30, 2005 compared with $22.9 million at September 30, 2004, representing 4.92% of loans at September 30, 2005 and 4.56% at September 30, 2004.

Annualized net charge-offs to average loans were 4.58% for the three months ended September 30, 2005 compared with 5.20% for the three months ended September 30, 2004.

    Non-interest Income

Non-interest income increased to $0.7 million for the three months ended September 30, 2005 from $0.4 million for the three months ended September 30, 2004. This increase was the result of a $0.3 million increase in gain on sale of investment securities.

    Non-interest Expense

Non-interest expense increased $0.5 million to $16.2 million for the three months ended September 30, 2005 from $15.7 million for the three months ended September 30, 2004. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the growth of our automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 662 employees in 103 branches as of September 30, 2005, from 553 employees in 83 branches as of September 30, 2004.

    Income Taxes

Income taxes before taxes on discontinued operations increased $1.6 million to $4.5 million for the three months ended September 30, 2005 from $2.8 million for the three months ended September 30, 2004. This increase occurred as a result of a $4.5 million increase in income before income taxes between the two periods. The tax rate was 39.1% and 41.3% for the three months ended September 30, 2005 and September 30, 2004.

Comparison of Operating Results for the Nine Months Ended September 30, 2005 and September 30, 2004

    General

For the nine months ended September 30, 2005, our net income increased $1.7 million to $20.3 million from $18.6 million for the nine months ended September 30, 2004.

The increase in net income was due primarily to a $19.5 million increase in net interest income before provision for losses, which increased to $100.3 million in the nine months ended September 30, 2005 from $80.8 million during the same period of 2004, and a $1.2 million increase in non-interest income, partially offset by a $6.9 million increase in non-interest expense, a $4.0 million increase in income taxes, a $3.7 million increase in the provision for loan losses and a $4.4 million decrease in income from discontinued operations. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $78.0 million to $357.7 million for the nine months ended June 30, 2005 from $279.7 million for the nine months ended September 30, 2004, as a result of the growth of our automobile finance business.

    Interest Income

Interest income increased to $127.1 million for the nine months ended September 30, 2005 from $100.1 million for the nine months ended September 30, 2004 due primarily to a $124.0 million increase in average automobile contracts, partially offset by a $592.6 million decrease in average securities. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

    Interest Expense

Interest expense increased to $26.9 million for the nine months ended September 30, 2005 from $19.3 million for the nine months ended September 30, 2004 due to a 191 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $493.8 million decrease in average interest bearing liabilities. The largest components of the decrease in interest bearing liabilities were repurchase agreements. Repurchase agreements had an average balance of $468.8 million for the first nine months of 2005 compared to an average balance of $985.2 million for the same period in 2004 as a result of our decision to decrease the amount of securities funded with repurchase agreements. Securitization notes payable had an average balance of $387.2 million in the first nine months of 2005 compared to $14.0 million for the same period in 2004 because we closed our first securitization in September 2004. Warehouse borrowings had an average balance of $112.8 million in the first nine months of 2005 compared to $269,000 for the same period in 2004 because we entered into our first warehouse facility in September 2004.

    Provision and Allowance for Loan Losses

Provision for loan losses was $21.1 million for the nine months ended September 30, 2005 compared to $17.5 million for the nine months ended September 30, 2004.

The total allowance for loan losses was $27.6 million at September 30, 2005 compared with $25.0 million at September 30, 2004, representing 4.50% of loans at September 30, 2005 and 5.21% at September 30, 2004. Additionally, unearned discounts on loans totaled $31.8 million at September 30, 2005 compared with $22.9 million at September 30, 2004, representing 4.92% of loans at September 30, 2005 and 4.56% at September 30, 2004.

Annualized net charge-offs to average loans were 4.26% for the nine months ended September 30, 2005 compared with 5.05% for the nine months ended September 30, 2004.

    Non-interest Income

Non-interest income increased to $3.2 million for the nine months ended September 30, 2005 from $2.0 million for the nine months ended September 30, 2004. This increase was the result of a $2.3 million increase in gain on sale of investment securities.

    Non-interest Expense

Non-interest expense increased $6.9 million to $47.8 million for the nine months ended September 30, 2005 from $40.9 million for the nine months ended September 30, 2004. The increase in non-interest expense was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the growth of our automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 662 employees in 103 branches as of September 30, 2005, from 553 employees in 83 branches as of September 30, 2004.

    Income Taxes

Income taxes before taxes on discontinued operations increased $4.0 million to $13.9 million for the nine months ended September 30, 2005 from $9.9 million for the nine months ended September 30, 2004. This increase occurred as a result of a $10.1 million increase in income before income taxes between the two periods. The tax rate was 40.2% and 40.6% for the nine months ended September 30, 2005 and September 30, 2004.

Comparison of Financial Condition at September 30, 2005 and December 31, 2004

Total assets decreased $218.9 million, to $1,196.0 million at September 30, 2005, from $1,414.9 million at December 31, 2004. The decrease resulted primarily from a $300.0 million decrease in securities available for sale to $488.4 million at September 30, 2005 from $788.1 million at December 31, 2004 and a $72.1 million decrease in assets of discontinued operations, partially offset by a $29.3 million increase in cash and cash equivalents and a $115.6 million increase in loans to $614.9 million at September 30, 2005 from $499.3 million at December 31, 2004. The increase in loans principally resulted from the purchasing of additional automobile contracts in existing and new markets consistent with planned growth in our automobile finance business.

Warehouse line of credit borrowing increased to $189.4 million as of September 30, 2005 from $101.8 million as of December 31, 2004 due to borrowings to fund additional automobile contracts, partially offset by the completion of a $195 million securitization in April of 2005.

Securitization notes payable increased to $357.9 million at September 30, 2005 from $ 352.6 million at December 31, 2004 due to the completion of a $195.0 million securitization in April of 2005, partially offset by payments on the automobile contracts backing the securitized borrowings.

Repurchase agreements decreased $296.2 million to $449.1 million at September 30, 2005 from $745.3 million at December 31, 2004. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, as well as the sale of a portion of the securities portfolio, which were used to repay repurchase agreements.

Shareholders’ equity increased to $150.4 million at September 30, 2005 from $124.3 million at December 31, 2004, primarily as a result of net income of $16.8 million during the nine months ended September 30, 2005 and $6.4 million additional capital obtained as of result of stock options exercised.

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

Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans we originate and the interest rates paid on our financing facilities, which can be adversely affected by movements in interest rates.

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during the quarter we purchased the forward agreements, because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting in order to amortize them over the life of the automotive contracts.

We are not currently utilizing interest rate hedging instruments because we plan to enter into a new securitization every six months and therefore will only fund the acquisition of approximately six months of automobile contracts at variable interest rates with our warehouse facility prior to locking a gross interest rate spread through the sale of securitization notes payable at fixed interest rates.

Liquidity and Capital Resources

    General

We require substantial cash and capital resources to operate our business. Our primary funding sources are warehouse credit lines, securitizations and retained earnings.

Our primary uses of cash include:

•	acquisition of automobile contracts,

•	interest expense,

•	operating expenses, and

•	securitization costs.

The capital resources available to us include:

•	interest income on automobile contracts,

•	servicing fees that we earn under our securitizations,

•	releases from the spread accounts relating to the securitizations,

•	securitization proceeds,

•	borrowings under our credit facilities,

•	commercial repurchase agreements, and

•	equity in our securities portfolio in excess of corresponding repurchase agreements.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations.

Securitizations

We completed our first securitization in the third quarter of 2004 and our second securitization in the second quarter of 2005. These securitizations are structured as on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of automobile contracts. The table below provides information about the outstanding trust assets and liabilities as of September 30, 2005 and December 31, 2004.

(In thousands)	September 30, 2005	December 31, 2004
Total assets	$467,213	$392,632
Total liabilities	$357,890	$352,564

In our securitizations to date, we transferred our automobile contracts to a newly formed owner trust, which issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our first two securitizations was in the form of a financial guaranty insurance policy issued by AMBAC Insurance Corporation insuring the payment of principal and interest due on the asset-backed securities.

Warehouse Facility

As of September 30, 2005 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UPFC Funding Corp., may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile receivables. UPFC Funding Corp. purchases the automobile receivables from UACC and UACC services the automobile receivables, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile receivables that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of September 30, 2005. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses;

•	how quickly and at what price repossessed vehicles can be resold; and

•	how quickly new automobile finance branches become cash flow positive.

Other Sources of Funds

The collection of principal and interest from automobile contracts purchased and securitized and the release of cash from the securitization-spread account is another source of significant funds for us. Pursuant to the securitization, we receive cash released from the trustee from the spread account on the securitization once the spread account reaches a predetermined funding level. The amount released from the spread account over time represents the return of the initial deposits to such account as well as the release of the excess spread on the securitized automobile contracts.

For future securitizations, collections of principal and interest may be deposited into collection accounts established in connection with the securitization. We may receive access to the amounts deposited into collection accounts and amounts held in the spread account for these securitizations. We use the amounts received in our daily operations, although delinquency or charge off rates in a securitization that exceed established triggers, will require that amounts being held in spread accounts increase.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2005.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$189,380	$—	$—	$—	$189,380
Securitization notes payable	153,333	185,153	19,404	—	357,890
Repurchase agreements	449,065	—	—	—	449,065
Operating lease obligations	1,020	6,752	3,804	716	12,292
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$792,798	$191,905	$23,208	$11,026	$1,018,937

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

    Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $27.6 million at September 30, 2005 compared with $25.6 million at December 31, 2004 representing 4.50% of loans at September 30, 2005 and 5.13% at December 31, 2004. Additionally, unearned discounts on loans totaled $31.8 million at September 30, 2005 compared with $24.8 million at December 31, 2004, representing 4.92% of loans at September 30, 2005 and 4.74% at December 31, 2004.

Nonaccrual and Past Due Loans

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at September 30, 2005, December 31, 2004 and 2003.

Loan Delinquencies	September 30, 2005	% of Total Loans	December 31, 2004	% of Total Loans	December 31, 2003	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$3,365	0.52%	$2,522	0.48%	$2,015	0.49%
60 to 89 days	1,201	0.19%	856	0.16%	674	0.17%
90+ days	654	0.10%	416	0.08%	390	0.10%

Total	$5,220	0.81%	$3,794	0.72%	$3,079	0.76%

The following table sets forth the aggregate amount of nonaccrual loans net of unearned discounts, premiums and unearned finance charges at September 30, 2005, December 31, 2004 and 2003.

	September 30, 2005	December 31,
		2004	2003
	(Dollars in thousands)
Nonaccrual loans
Total nonaccrual loans	$8,180	$7,169	$5,713

Non accrual loans as a percentage of total loans	1.26%	1.36%	1.40%

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Nine Months Ended September 30, 2005	At or For the Year Ended December 31,
		2004	2003
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of period	$25,593	$24,982	$27,586
Provision for loan losses	21,125	25,516	17,771
Charge-offs	(20,710)	(26,386)	(22,000)
Recoveries	1,640	1,481	1,625

Net charge-offs	(19,070)	(24,905)	(20,375)

Balance at end of period	$27,648	$25,593	$24,982

Annualized net charge-offs to average loans	4.58%	5.42%	5.65%
Ending allowance to period end loans net of unearned discounts	4.50%	5.13%	6.53%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

As of the quarter ended September 30, 2005, we evaluated the effectiveness of our disclosure controls and procedures. This evaluation was done under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Disclosure controls and procedures are defined in SEC rules as controls and other procedures designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at September 30, 2005.

Internal Control Over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that we have substantially completed the remediation of the material weaknesses in our internal control over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures and controls over accounting and financial reporting (discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005) during the nine months ended September 30, 2005.

We have made the following changes to strengthen our internal control over financial reporting during the three months ended September 30, 2005:

•	We have employed a Director of Financial Reporting who is a certified public accountant with specialized knowledge and expertise in accounting principles generally accepted in the United States of America, to provide adequate interpretation and monitoring of recent or relevant financial accounting standards as well as adequate and thorough review of key accounting estimates;

•	We have implemented computer programming routines to allow us to properly calculate discount accretion on our loans in accordance with FAS 91;

•	We have developed a comprehensive accounting policies and procedures manual;

•	We have enhanced our human resources policies and procedures manual;

•	We have enhanced our IT and branch operations manuals;

•	We have developed desktop procedures for servicing of securitized loans, calculation of reserves in connection with the allowance for loan losses and the determination of eligible collateral for borrowings under our warehousing credit facility; and

•	We have developed checklists and tools to maintain consistency and uniformity in our period closing and financial statement preparation processes as well as adequate supervision and approvals.

Accordingly, we have taken the following remediation actions to strengthen our internal control over financial reporting during the nine months ended September 30, 2005:

•	We have employed a Director of Financial Reporting, a Treasury Manager and an Assistant Treasurer, who are certified public accountants with specialized knowledge and expertise in accounting principles generally accepted in the United States of America, to provide adequate interpretation and monitoring of recent or relevant financial accounting standards as well as adequate and thorough review of key accounting estimates;

•	We have subscribed and utilized an online database, Accounting Research Manager, to assist us in monitoring recent or relevant accounting, auditing and SEC standards and information;

•	We have established a management task force working in conjunction with our Audit Committee and devised and begun implementation of a comprehensive program for the remediation of other deficiencies identified as part of our ongoing analysis and review for Sarbanes-Oxley compliance, including a timetable for execution and completion, all of which have been approved by our Audit Committee;

•	We have engaged outside financial and auditing resources to supplement the finance and accounting departments to support the preparation of consolidated financial statements and reports that are to be filed with the SEC and to implement appropriate control activities;

•	We have implemented computer programming routines to allow us to properly calculate discount accretion on our loans in accordance with FAS 91;

•	We have implemented controls surrounding changes to our general ledger system and its transaction tables;

•	We have developed a comprehensive accounting policies and procedures manual;

•	We have enhanced our human resources policies and procedures manual;

•	We have enhanced our IT and branch operations manuals;

•	We have developed desktop procedures for servicing of securitized loans, calculation of reserves in connection with the allowance for loan losses and the determination of eligible collateral for borrowings under our warehousing credit facility; and

•	We have developed checklists and tools to maintain consistency and uniformity in our period closing and financial statement preparation processes as well as adequate supervision and approvals.

The above remediation measures have not been verified by our independent registered public accounting firm. Our management intends to implement the final remediation measures by December 31, 2005.

Except as described above, there have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) or in other factors that could affect these controls that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

4.1	Second Amended and Restated Registration Rights Agreement dated July 26, 2005 by and among United PanAm Financial Corp., BVG West Corp., and Pan American Financial, L.P. (1)

10.1	Amended and Restated Agreement and Plan of Merger dated July 26, 2005 by and among United PanAm Financial Corp., a Delaware corporation to be organized by United PanAm Financial Corp., BVG West Corp. and Guillermo Bron. (1)

10.2	Employment Agreement dated August 30, 2005 by and between United PanAm Financial Corp. and William Bron. (2)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 29, 2005, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 31, 2005, and incorporated herein by this reference.

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