Form 10-K
period 2005-12-31
UNITED PAN AM FINANCIAL CORP
filed 2006-03-08
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to             .

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☑

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated file” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐            Accelerated filer  ☑            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $200,000,000, based upon the closing sales price of the Common Stock as reported on the NASDAQ National Market on June 30, 2005. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 28, 2006 was 17,197,336 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2006 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

UNITED PANAM FINANCIAL CORP.

2005 ANNUAL REPORT ON FORM 10-K

PART I

Item 1.    Business.

General

We are a specialty finance company engaged in non-prime automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiary United Auto Credit Corporation (“UACC”), which we established in February 1996.

We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers. For the year ended December 31, 2005, the weighted average yield on our automobile contracts was 28.2%.

We operate a national network of branches that are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our regional managers and divisional vice presidents. We believe our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that the branch network and close management supervision also enhance our risk management and collection functions.

Our net income was $26.7 million, or $1.43 per diluted share, for the year ended December 31, 2005, and $23.7 million, or $1.31 per diluted share, for the year ended December 31, 2004. As of December 31, 2005, we had $1,209.2 million in total assets, comprised principally of $666.2 million of automobile contracts and $493.1 million of securities available for sale. As of December 31, 2004, we had $1,414.9 million in total assets, comprised principally of $524.2 million of automobile contracts and $788.1 million of securities available for sale. During the year ended December 31, 2005 and the year ended December 31, 2004, we purchased $461.5 million and $368.0 million, respectively, of automobile contracts. Our automobile contract portfolio grew to $666.2 million at December 31, 2005, from $524.2 million at December 31, 2004, $397.4 million at December 31, 2003 and $282.5 million at December 31, 2002, representing a compounded annual growth rate of 33%. At December 31, 2005, we had a total of 107 branches in 31 states, compared to 87 branches at December 31, 2004, 70 branches at December 31, 2003 and 54 branches at December 31, 2002.

Our Business Strategy

We employ the following strategies to create value for our shareholders:

Pursue Controlled Geographical Expansion and Portfolio Growth.    We intend to expand our automobile finance business by opening additional branch offices in new and existing geographic areas. We currently operate in 31 states. We opened 20 new branches in 2005, and we expect to open 24 branches each year for the foreseeable future. At February 28, 2006, we had a total of 110 branches in 31 states. Another significant growth driver is our portfolio growth at the individual branch level. Typically, branches reach a mature level of outstanding loans three to four years after opening. As a result, branches typically reach their profitability break-even by the end of year one, then continue to increase their profitability in years two and three and generally reach their full profitability three to four years after opening. We believe this maturing effect creates substantial growth potential in our current branch network. As of December 31, 2005, 53 of our 107 branches were less than three years old, with 16 branches between two and three years old, 17 branches between one and two years old and 20 branches less than one year old.

Develop Exceptional Management.    To ensure successful branch network expansion, we focus on hiring and developing local, experienced branch-level management. Our branch managers average more than 12 years of experience in the auto finance industry, primarily with captive finance companies, including GMAC, Ford Motor Credit, Toyota Credit and Chrysler Credit. We provide extensive management training at our corporate headquarters at the time of hire and several times each year thereafter to ensure consistency of credit decisions and operations. We grant stock options to all branch managers upon hiring, outline a clear career path for all employees and reward success with advancement within the organization, which we believe has enabled us to attract, retain and promote experienced personnel. All of our current regional managers and divisional vice presidents have been promoted from within.

Maintain Consistent Underwriting and Strong Risk Management Controls.    Each of our branch managers is responsible for day-to-day operations, subject to centralized risk management controls. All automobile contracts are underwritten and serviced at the local branch level to place specific accountability for credit decisions and collections on branch management. This is coupled with close supervision of underwriting and credit at each branch by our regional managers and divisional vice presidents, as well as by senior management at our corporate headquarters. Because of our stringent underwriting guidelines, the performance of which is reviewed frequently in an effort to reduce the severity and frequency of our charge-offs, we generally purchase only one contract for every nine automobile loan applications we review. In order to promote credit quality above asset growth, we compensate our branch managers primarily based on credit quality, audit performance, profitability and qualitative merits, with only 17% of bonus pay tied to automobile contract purchase volume.

Provide Superior Customer Service.    Our main customers are the automobile dealers from which we purchase our automobile contracts. To enhance our profitability, we strive to compete primarily on the level of service that we provide, instead of by making concessions on pricing or credit quality. Because of their close proximity to the local dealer base, our branches are able to provide superior service to these dealers. Customer service is centered around frequent management contact, clear underwriting parameters, consistent credit decisions, quick approval and typically same-day funding.

Use of Warehouse Facilities and Securitizations for Funding.    We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $250 million with Deutsche Bank, and we closed our first securitization in September 2004 for $420 million, our second securitization in April 2005 for $195 million, and our third securitization in December 2005 for $225 million. We plan to price a new securitization approximately every six months. We believe that our securitization funding strategy allows us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable are both fixed rate arrangements. We feel this method of funding provides us with a reliable source of funding at reasonable market rates.

Development of the Business

Historically, we provided retail banking services through our wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association (the “Bank”), and operated an insurance premium finance business. However, because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits, we caused the Bank to exit its federal thrift charter and dissolve effective February 11, 2005. In connection with the dissolution of the Bank, and in order to concentrate our efforts on our non-prime automobile finance business, we also elected to discontinue our insurance premium finance business in September 2004. As a result, beginning with the quarterly period ended September 30, 2004, our insurance premium finance business and certain of our banking operations are treated as discontinued operations.

Retail and wholesale deposits of the Bank have historically been the primary funding source for our automobile finance business. However, as part of our plan to exit the Bank’s federal thrift charter, we shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In addition, and as part of the Bank’s plan of dissolution, we completed the sale of all three branches of the Bank during the third quarter of 2004, and distributed all of the Bank’s non-cash assets and excess capital, including the automobile finance business, to us and our wholly-owned subsidiary, PAFI, Inc. (“PAFI”).

United PanAm Financial Corp. (“UPFC” or the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation, into UPFC. Unless the context indicates otherwise, all references to UPFC or the Company include the previous Delaware corporation. UPFC was originally organized as a holding company for PAFI and the Bank to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank.

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

At December 31, 2005, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is an entity whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

Automobile Finance

Overview

At December 31, 2005, we had a total of 107 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, twelve in 2001, fourteen in 2002, sixteen in 2003, seventeen in 2004, and twenty in 2005. We maintain twelve branch offices located in each of California, Florida and Texas, five branch offices located in each of Arizona, Georgia, Missouri, New York and Ohio, four branch offices located in each of Illinois, North Carolina and Tennessee, three branch offices located in each of Alabama, Maryland, Massachusetts, Pennsylvania and Virginia, two branch offices located in each of Colorado, Indiana, Oregon and Washington and one branch office in each of Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Nevada, New Hampshire, New Jersey, Oklahoma and Utah. At December 31, 2005, our portfolio was composed of over 93,917 automobile contracts in the aggregate gross amount of $666.2 million.

Non-prime Automobile Finance Industry

Automobile financing is one of the largest consumer finance markets in the United States. The automobile finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, credit unions and captive finance companies of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The non-prime automobile credit market, in which we operate, provide financing to borrowers who generally cannot obtain financing from traditional lenders.

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

Operating Summary for Automobile Finance Business

The following table presents a summary of our key operating and statistical results for the years ended December 31, 2005, 2004 and 2003.

	At or for the Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except for averages)
Operating Data
Contracts purchased	$461,483	$367,965	$265,429
Contracts outstanding at period end	669,597	528,761	405,134
Unearned finance charges	(3,435)	(4,595)	(7,717)
Net contracts outstanding after unearned finance charges	666,162	524,166	397,417
Unearned discounts	(32,506)	(24,827)	(14,932)
Average discount on contracts purchased	6.40%	6.47%	6.81%
Unearned discount (% of net contracts)(1)	4.88%	4.74%	3.76%
Annual average percentage rate to customers	22.72%	22.74%	22.57%
Average yield on automobile contracts, net	28.22%	27.59%	25.26%

Loan Quality Data
Allowance for loan losses	$29,110	$25,593	$24,982
Allowance for loan losses (% of net contracts less unearned discount)(1)	4.59%	5.13%	6.53%
Delinquencies (% of net contracts)
31-60 days	0.55%	0.48%	0.49%
61-90 days	0.23%	0.16%	0.17%
90+ days	0.12%	0.08%	0.10%
Net charge-offs (% of average net contracts)	4.51%	5.24%	5.67%
Repossessions over 30 days past due (% of net contracts)	0.44%	0.51%	0.46%

Portfolio Data
Used vehicles	98.7%	99.0%	99.0%
Average vehicle age at time of contract (years)	5.2	4.7	4.7
Average original contract term (months)	50.0	49.5	48.8
Average gross amount financed as a percentage of WSB(2)	116%	117%	114%
Average net amount financed as a percentage of WSB(3)	111%	113%	111%
Average net amount financed per contract	$9,335	$9,095	$8,771
Average down payment	17.8%	18.3%	18.0%
Average monthly payment	$291	$287	$280

Other Data
Number of branches	107	87	70

(1)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies.”
(2)	WSB represents (a) Kelly Wholesale Blue Book for used vehicles, (b) National Automobile Dealers Association trade-in value, or (c) Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.

Products and Pricing

Our business is focused on transactions that involve a used automobile with an average age of four to six years and an average original contract term of 48 to 52 months.

The target profile of our borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt payment to total income of 32% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applies for and enters into an automobile installment contract with the dealer. We purchase the automobile contract from the dealer at a discount from face value, which increases the effective yield on such automobile contract. As of December 31, 2005, the average annual rate to customers was 22.7% for our portfolio of automobile contracts and the average yield on automobile contracts, including the accretion of unearned discounts, was 28.2%, compared to 22.7% and 27.6%, respectively, as of December 31, 2004.

Sales and Marketing

Our main customers are the automobile dealers from which we purchase our automobile contracts. To enhance our profitability, we strive to compete primarily on the level of service that we provide, instead of by making concessions on pricing or credit quality. Because of their close proximity to the local dealer base, our branches are able to provide superior service to these dealers. Customer service is centered around frequent management contact, clear underwriting parameters, consistent credit decisions, quick approval and typical same-day funding.

We market our financing program to both independent and franchised dealers of used automobiles. Our experienced local staff seeks to establish strong relationships with dealers in their vicinity. Our marketing approach emphasizes scheduled calling programs, marketing materials and consistent follow-up. We use facsimile software programs to send marketing materials to dealers with whom we have established or potential relationships on a twice-weekly basis in each branch market.

We solicit business from dealers through our branch managers who meet with dealers and provide information about our programs, train dealer personnel in our program requirements and assist dealers in identifying consumers who qualify for our programs. In order to both promote asset growth and achieve required levels of credit quality, we compensate our branch managers with a base salary and a bonus of up to 20% of base salary that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory internal audit results. The bonus calculation stresses loan quality with 83% based on credit quality, internal audit performance, profitability and qualitative merits, and with 17% based on contract purchase volume. When a branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet is completed. Together with the dealer, we enter into an agreement that provides us with recourse to the dealer in the event of dealer fraud or a breach of the dealer’s representations and warranties. Branch management periodically monitors each dealer’s overall performance and inventory to ensure a satisfactory quality level, and regional managers regularly conduct internal audits of the overall branch performance as well as individual dealer performance.

In 2005, 12% of our automobile contracts were written by our California branches, compared to 14% in 2004, and 16% in 2003. In addition to diversifying its geographic concentrations, we maintain a broad dealer base to avoid dependence on a limited number of dealers. At December 31, 2005, no dealer accounted for more than 0.33% of our portfolio and the ten dealers from which we purchased the most automobile contracts accounted for approximately 2.82% of its aggregate portfolio.

Underwriting Standards and Purchase of Automobile Contracts

Underwriting Standards and Purchase Criteria

Dealers submit credit applications directly to our branches. We use credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information. Only credit bureau reports that have been obtained directly by us from the credit bureaus are acceptable. In addition, and prior to the approval of any credit application, we typically verify, among other things, the customer’s employment, income and residence.

Our credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager has credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager’s approval limit must be approved by one of our regional managers, or divisional vice presidents, or by certain members of our senior management at our corporate offices.

Verification

Upon approving or conditioning any application, all required stipulations are presented to the dealer and must be satisfied before funding.

All dealers are required to provide us with written evidence of insurance in force on a vehicle being financed when submitting the automobile contract for purchase. Prior to funding an automobile contract, the branch must verify by telephone with the insurance agent the customer’s insurance coverage with us as loss payee. If we receive notice of insurance cancellation or non-renewal, the branch will notify the customer of his or her contractual obligation to maintain insurance coverage at all times on the vehicle. However, we will not “force place” insurance on an account if insurance lapses and, accordingly, we bear the risk of an uninsured loss in these circumstances.

Post-Funding Quality Reviews

Our regional managers complete quality control reviews of newly purchased automobile contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of automobile contract documentation. Additionally, we complete three internal audits per branch each year, which focus on compliance with our policies and procedures and the overall quality of branch operations and credit decisions. Each branch is audited three times a year by the respective regional manager, with review of the audit results by a divisional vice president and certain members of our senior management at our corporate offices. Additionally, we have retained an independent auditor to perform an annual audit of a sample of our branches for compliance with established policies and procedures.

Servicing and Collection

We service all of the automobile contracts that we purchase at the branch level.

Billing Process

We send each borrower a coupon book, which details the periodic loan payments. All payments are directed to the customer’s respective branch. We also accept payments delivered to the branch by a customer in person.

Collection Process

Our collection policy calls for the following sequence of actions to be taken with regard to all problem loans: (i) call the borrower at one day past due; (ii) immediate follow-up on all broken promises to pay;

(iii) branch management review of all accounts at ten days past due; and (iv) regional manager or divisional vice president review of all accounts at 45 days past due.

We may consider extensions or modifications in collecting certain delinquent accounts. All extensions and modifications require the approval of branch management and are monitored by the regional manager and divisional vice president.

Repossessions

It is our policy to repossess the financed vehicle only if payments are substantially in default, the customer demonstrates an intention not to pay or the customer fails to comply with material provisions of the contract. All repossessions require the prior approval of the branch manager. In certain cases, following repossession, the customer is able to pay the balance due or bring the account current, thereby redeeming the vehicle.

When a vehicle is repossessed, it is generally sold at an automobile auction or, less frequently, through a private sale, and the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. We generally pursue all customer deficiencies. The net outstanding balance of the loan is the loan balance less any unaccreted discount and warranty refunds.

Allowance for Loan Losses

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days.

Until December 31, 2002, allowances for expected losses over the life of the automobile contract were established when each contract was purchased from the dealer. The allowance was provided from the dealer discount that was taken on each transaction as an adjustment to yield of the automobile contract. Loss allowance analyses were performed regularly to determine the adequacy of current allowance levels. The loss allowances recorded at the time of purchase represented an estimate of expected losses over the lives of these automobiles contracts. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Additional provisions for credit losses were recognized immediately for pools whereby the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred.

As of January 1, 2003, we began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months (net of remaining unearned income) at each reporting date. We expect that future results will reflect higher yields and higher provisions for credit losses being recorded from purchased automobile contracts. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. This method of recording allowance for loan loss for the expected losses over the next 12 months instead of for the life of the loan will ultimately result in a decline in our allowance for loan loss as a percentage of loans outstanding over the next few years as the percentage of loans included at the 12 month estimate increases.

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a six-month period) purchased from October 2000 through June 2005. Contract pools subsequent to June 2005 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Oct. 2000 – Mar. 2001	Apr. 2001 – Sept. 2001	Oct. 2001 – Mar. 2002	Apr. 2002 – Sept. 2002	Oct. 2002 – Dec. 2002(1)	Jan. 2003 – Jun. 2003	Jul. 2003 – Dec. 2003	Jan. 2004 – Jun. 2004	Jul. 2004 – Dec. 2004	Jan. 2005 – Jun. 2005
1	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
4	0.0%	0.1%	0.1%	0.0%	0.1%	0.0%	0.0%	0.0%	0.0%	0.0%
7	0.4%	0.5%	0.5%	0.5%	1.0%	0.4%	0.3%	0.2%	0.4%	0.2%
10	1.4%	1.8%	1.5%	1.6%	2.3%	1.2%	1.0%	0.9%	0.9%	1.0%
13	2.9%	3.2%	3.0%	2.8%	3.6%	2.4%	1.7%	1.9%	1.7%
16	4.6%	4.6%	4.7%	4.0%	5.0%	3.4%	2.8%	2.7%	2.8%
19	5.9%	6.2%	5.9%	5.5%	6.4%	4.4%	3.9%	3.4%
22	7.2%	7.7%	7.1%	6.9%	7.7%	5.5%	4.6%	4.4%
25	8.3%	8.8%	8.2%	7.8%	8.6%	6.5%	5.3%
28	9.4%	9.8%	9.3%	8.8%	9.7%	7.3%	6.0%
31	10.2%	10.7%	10.1%	9.9%	10.5%	7.9%
34	10.7%	11.5%	10.8%	10.5%	10.9%	8.6%
37	11.3%	12.0%	11.6%	11.0%	11.3%
40	11.8%	12.3%	12.1%	11.3%
43	12.1%	12.7%	12.3%	11.6%
46	12.2%	12.9%	12.4%
49	12.4%	13.0%	12.6%
52	12.5%	13.1%
55	12.6%	13.1%
58	12.6%
61	12.6%
Original Pool ($000)	$67,873	$76,637	$83,695	$102,387	$51,510	$139,273	$140,793	$185,516	$176,385	$239,385

Remaining Pool ($000)	$429	$1,298	$3,872	$10,089	$8,139	$30,561	$44,673	$84,677	$108,811	$195,026

Remaining Pool (%)	0.6%	1.7%	4.6%	9.9%	15.8%	21.9%	31.7%	45.6%	61.7%	81.5%

(1)	Quarterly pool—data results not comparable

Financing and Sale of Automobile Installment Contracts

Securitization Transactions

We completed our first securitization in the third quarter of 2004, our second securitization in the second quarter of 2005 and our third securitization in the fourth quarter of 2005. These securitizations are structured as on-balance sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of a financial guaranty insurance policy insuring the payment of principal at maturity and interest when due on the asset-backed securities.

Warehouse Facility

As of December 31, 2005, we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations in order to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian for the benefit of the warehouse facility lenders. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility.

Other Sources of Funds

The collection of principal and interest from automobile contracts purchased and securitized and the release of cash from the securitization spread account are other sources of significant funds for us. Pursuant to the securitization transaction documents, we receive cash released from a spread account for a securitization transaction once the spread account reaches a predetermined funding level. The amount released from a spread account over time represents the return of the initial deposits to such spread account as well as the release of the excess spread on the securitized automobile contracts in the related securitization transaction.

Subordinated Debentures

In 2003, we issued junior subordinated debentures of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10 million of company-obligated mandatorily redeemable preferred securities.

Investment

We have historically, while we operated the Bank, invested in AAA-rated, United States Government Agency securities primarily to satisfy the Qualified Thrift Lender, or QTL test that required the Bank to hold at least 60% of its assets in mortgage-related securities. Currently, we maintain a securities portfolio to generate a reasonable rate of return on our excess equity capital. We manage our investment securities portfolio with an emphasis on preserving capital by locking in a net spread between our asset yields and our cost of funds. The mortgage-related securities that we have purchased are typically adjustable-rate investments, which we finance through similarly indexed adjustable rate repurchase agreements. As of December 31, 2005 and December 31, 2004, we had $493.1 million and $788.1 million, respectively, in investment securities. As of December 31, 2005 and December 31, 2004, we had approximately $1.5 billion in available repurchase contracts, typically one year committed lines, with staggered maturities to reduce our risk of liquidity shortfalls. The reduction in our investment securities portfolio is attributable to the dissolution of the Bank effective as of February 11, 2005.

Discontinued Operations

Prior to September 2004, we provided retail banking services through our former wholly-owned subsidiary, Pan American Bank, FSB, a federally chartered savings association, or the Bank, and operated an insurance premium finance business. However, because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits, we caused the Bank to exit its federal thrift charter and dissolve effective February 11, 2005 and shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In connection with the dissolution of the Bank, and in order to concentrate our efforts on our non-prime automobile finance business, we also elected to discontinue our insurance premium finance business in September 2004.

Industry Segments

We have two reportable segments: automobile finance and investments. Information regarding industry segments is set forth in Footnote Number 18 to the Consolidated Financial Statements included in Item 8 to this Annual Report on Form 10-K.

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

Employees

At December 31, 2005, we had 800 full-time equivalent employees. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

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

Consumer Protection

Our automobile lending activities are subject to various federal and state consumer protection laws, including Truth in Lending, Equal Credit Opportunity Act, Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board’s Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact our business. These laws, among other things, require that we obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require us to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer’s obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has compiled with all applicable laws and regulations with respect to each automobile contract. The dealer is obligated to indemnify us for any breach of any of the representations and warranties and to repurchase any non-conforming automobile contracts. We generally verify dealer compliance with usury laws, but do not audit a dealer’s full compliance with applicable laws. There can be no assurance that we will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase automobile contracts or indemnify us against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement could have a material adverse affect on us.

We believe that we are currently in compliance in all material respects with applicable laws, but there can be no assurance that we will be able to maintain such compliance. The failure to comply with such laws, or a determination by a court that our interpretation of any such law was erroneous, could have a material adverse effect upon us. Furthermore, the adoption of additional laws, changes in the interpretation and enforcement of current laws or the expansion of our business into jurisdictions that have adopted more stringent regulatory requirements than those jurisdictions in which we currently conducts business, could have a material adverse affect upon us.

If a borrower defaults on an automobile contract, we, as the servicer of the automobile contract, are entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state, or the UCC, which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower’s right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by us through unaffiliated wholesale automobile networks or auctions, which are attended principally by used automobile dealers.

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

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses accounting oversight and corporate governance matters, including:

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	increased requirements for board audit committees and their members;

•	required executive certification of financial presentations;

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances;

•	enhanced controls on and reporting of insider trading;

•	the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years; and

•	statutory separations between investment bankers and analysts.

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

Subsidiaries

At December 31, 2005, UACC was a direct wholly-owned subsidiary of UPFC, and UARC and UFC were direct wholly-owned subsidiaries of UACC. UARC is an entity whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

Forward-Looking Statements

Certain statements contained in this Annual Report on Form 10-K, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and shareholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors.

Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our recent shift of the funding source of our business, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, rapid growth of our businesses, general economic conditions, and other factors or conditions described under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 1A.    Risk Factors.

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. These risks should be read in conjunction with the other information contained in this Annual Report on Form 10-K.

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

We purchase automobile contracts primarily from automobile dealers. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

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

We depend on securitizations to generate cash.

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our automobile warehouse credit facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by a number of factors, including:

•	conditions in the securities markets, generally;

•	conditions in the asset-backed securities market, specifically;

•	yields of our portfolio of automobile contracts;

•	the credit quality of our portfolio of automobile contracts; and

•	our ability to obtain credit enhancement.

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

We are dependent upon the continued services of our key employees. In addition, our growth strategy depends in part on our ability to attract and retain qualified branch managers. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could have a material adverse effect on our financial condition, results of operations and business prospects. However, the Company does maintain a key personal insurance on its CEO and two executive vice presidents.

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

We have realized substantial growth in our automobile finance business since its inception in 1996. Consequently, we are vulnerable to a variety of business risks generally associated with rapidly growing companies. At December 31, 2005, we had 107 branches, of which four were opened in 1996, five in 1997, five in 1998, six in 1999, eight in 2000, 12 in 2001, 14 in 2002, 16 in 2003, 17 in 2004 and 20 in 2005. The amount of automobile contracts purchased has increased from $151.6 million for 2001 to $184.4 million for 2002 to $265.4 million for 2003 to $368.0 million for 2004 to $461.5 million for 2005. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand the number of branches, attract qualified branch managers, and expand our relationships with independent and franchised dealers of used automobiles. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses.

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

Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We have in the past discovered, and may in the future discover, material weaknesses in our internal controls as defined under interim standards adopted by the Public Company Accounting Oversight Board, or PCAOB and significant deficiencies and deficiencies in certain of our disclosure controls and procedures. Under the PCAOB standards, a “material weakness” is a significant deficiency or combination of significant deficiencies that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a control deficiency or combination of control deficiencies, that adversely affect a company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with generally accepted accounting principles such that there is a more than remote likelihood that a misstatement of a company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected.

While we have taken steps to improve our internal and disclosure controls, we cannot be certain that we will be able to maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ National Market. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our securities.

Risks Related to Our Ownership and Organizational Structure

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of December 31, 2005, Pan American Financial, L.P. and its general partner, PAFGP, LLC, together owned 6,059,784 shares of our common stock, representing 35.4% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his sole ownership, and position as Managing Member, of PAFGP. As a result, our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to a our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of December 31, 2005, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest unless we make a redemption call before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices consisting of approximately 13,300 square feet, are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. Additionally, as of December 31, 2005, we maintained 107 branches for our automobile finance business in 31 states throughout the United States of America. We maintained twelve branch offices located in each of California, Florida and Texas, five branch offices located in each of Arizona, Georgia, Missouri, New York and Ohio, four branch offices located in each of Illinois, North Carolina and Tennessee, three branch offices located in each of Alabama, Maryland, Massachusetts, Pennsylvania and Virginia, two branch offices located in each of Colorado, Indiana, Oregon and Washington and one branch office in each of Iowa, Kansas, Kentucky, Michigan, Minnesota, Mississippi, Nevada, New Hampshire, New Jersey, Oklahoma and Utah. The average size of our branch office is approximately 2,130 square feet.

All of the properties listed above are leased with lease terms expiring on various dates to 2011, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $3.9 million at December 31, 2005. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Item 3.    Legal Proceedings.

We are a party from time to time in legal proceedings incidental to the conduct of our businesses. Our management believes that the outcome of such proceedings will not have a material effect upon our financial condition, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Our common stock has been quoted on the NASDAQ National Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

	High	Low
2005
Fourth Quarter	$27.47	$21.00
Third Quarter	$30.72	$23.83
Second Quarter	$28.00	$19.91
First Quarter	$20.89	$18.13
2004
Fourth Quarter	$21.00	$17.75
Third Quarter	$18.50	$14.40
Second Quarter	$18.50	$14.20
First Quarter	$19.12	$14.69

On February 28, 2006, the last reported sale price of our common stock on the NASDAQ National Market was $26.90 per share. As of February 28, 2006 we had 16 shareholders of record and 17,197,336 outstanding shares of common stock.

(b) Equity Compensation Plan Information. See “Item 11. Executive Compensation.”

(c) Issuer Purchases of Equity Securities. We did not repurchase any of our securities in the year ended December 31, 2005.

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

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Form 10-K.

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Statement of Operations Data
Interest income	$174,566	$137,229	$97,794	$67,005	$52,891
Interest expense	37,958	26,869	21,317	16,302	16,957

Net interest income	136,608	110,360	76,477	50,703	35,934
Provision for loan losses	31,166	25,516	17,771	12,783	2.796

Net interest income after provision for loan losses	105,442	84,844	58,706	37,920	33,138
Non-interest income
Net gain on sale of securities	3,447	1,010	506	491	—
Gains on sales of loans, net	—	—	—	—	1,607
Other non-interest income	830	2,047	1,594	893	753

Total non-interest income	4,277	3,057	2,100	1,384	2,360

Non-interest expense
Compensation and benefits	39,495	33,004	26,538	20,474	17,135
Other expense	24,976	21,897	14,676	12,577	10,650

Total non-interest expense	64,471	54,901	41,214	33,051	27,785

Income from continuing operations before income taxes	45,248	33,000	19,592	6,253	7,713
Income taxes	18,250	13,078	7,924	2,388	3,009

Income from continuing operations	26,998	19,922	11,668	3,865	4,704
(Loss) income from discontinued operations, net of tax(1)	(333)	3,783	2,183	2,551	2,237
Cumulative effect of change in accounting principle	—	—	—	106	—

Net income	$26,665	$23,705	$13,851	$6,522	$6,941

Earnings (loss) per share-basic:
Continuing operations	$1.60	$1.23	$0.73	$0.25	$0.29
Discontinued operations(1)	(0.02)	0.23	0.14	0.16	0.14
Cumulative effect of change in accounting principle	—	—	—	0.01	—
Net income	1.58	1.46	0.87	0.42	0.43
Weighted average basic shares outstanding	16,874	16,209	15,914	15,630	16,017

Earnings (loss) per share-diluted:
Continuing operations	$1.45	$1.10	$0.67	$0.23	$0.28
Discontinued operations(1)	(0.02)	0.21	0.12	0.15	0.13
Cumulative effect of change in accounting principle	—	—	—	0.01	—
Net income	1.43	1.31	0.79	0.39	0.41
Weighted average diluted shares outstanding	18,644	18,069	17,566	16,902	16,937

	As of and for the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$1,209,172	$1,414,907	$1,663,439	$943,433	$687,725
Loans, net(2)	633,656	499,343	382,485	282,598	209,182
Securities available for sale	493,100	788,090	1,202,444	603,268	284,837
Allowance for loan losses	(29,110)	(25,593)	(24,982)	(27,586)	(16,807)
Interest receivable	8,543	6,901	5,893	6,398	5,991
Deposits(1)	—	71,916	498,389	468,458	357,350
Notes payable and repurchase agreements	458,885	745,295	1,052,205	384,624	114,776
Securitization notes payable	521,613	352,564	—	—	—
Warehouse lines of credit	54,009	101,776	—	—	—
Junior subordinated debentures	10,310	10,310	10,000	—	—
Shareholders’ equity	154,915	124,253	96,050	81,806	73,818

Operating Data
Return on average assets from continuing operations	2.35%	1.25%	0.87%	0.49%	1.06%
Return on average equity from continuing operations	18.83%	17.94%	12.43%	4.88%	6.43%
Net interest margin	12.58%	7.36%	6.12%	7.03%	8.46%
Shareholders’ equity to assets	12.81%	8.78%	5.77%	8.67%	10.73%

Automobile Finance Data
Contracts purchased	$461,483	$367,965	$265,429	$184,399	$151,629
Contracts outstanding at period end(3)	$666,162	$524,170	$397,417	$282,518	$232,902
Average discount on contracts purchased	6.40%	6.47%	6.81%	7.06%	7.86%
Average yield on automobile contracts, net(4)	28.22%	27.59%	25.26%	23.38%	23.17%
Unearned discount (% of net contract)(4)	4.88%	4.74%	3.76%	—	—
Nonaccrual loans, net	$9,838	$7,169	$5,713	$4,734	$3,447
Nonaccrual loans to total loans	1.48%	1.36%	1.40%	1.61%	1.61%
Allowance for loan losses (% of net contract less unearned discount)(4)	4.59%	5.13%	6.53%	9.76%	8.03%
Total delinquencies over 30 days (% of net contracts)	0.90%	0.72%	0.75%	0.73%	0.79%
Net annual charge-offs (% of average net contracts)	4.51%	5.24%	5.67%	6.20%	5.23%
Number of branches	107	87	70	54	40

(1)	Commencing in September 2004, we discontinued our banking operations and insurance premium operations.
(2)	Net of unearned discounts and unearned finance charges.
(3)	Net of unearned finance charges.
(4)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned discount at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our financial statements, the accompanying notes to the financial statements, and the other information included or incorporated by reference herein.

Overview

We are a specialty finance company engaged in non-prime automobile finance. We provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers. We conduct our automobile finance business through our direct wholly-owned subsidiary UACC. We purchase and hold for investment non-prime automobile installment sales contracts, or automobile contracts, originated by independent and franchised automobile dealers.

We fund our business through warehouse financing and periodic securitizations. We have a warehouse line of credit with Deutsche Bank to fund our ongoing operations. This facility was originally $200 million, and was increased to $250 million in the first quarter of 2005. In September 2004, we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. In April 2005, we closed our second securitization composed of a $195 million offering of automobile receivable backed securities. In December 2005, we closed our third securitization composed of a $225 million offering of automobile receivable backed securities. We plan to price a new securitization approximately every six months.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. For a further discussion of our accounting policies, see “Note 4. Summary of Significant Accounting Policies” to our Notes to Consolidated Financial Statements in this Form 10-K.

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

Discontinued Operations

Overview

Prior to September 2004, we engaged in three reportable segments: automobile finance, insurance premium finance and banking. As a result of the changes in our funding sources and the cancellation of the Bank’s federal thrift charter, in September 2004 we discontinued our insurance premium finance business and our banking operations. Accordingly, our insurance premium finance business and certain of our banking operations have been treated as discontinued operations in our consolidated financial statements.

Insurance Premium Finance

From May 1995 through September 2004, one of our primary business segments was insurance premium finance. In September 2004, following the sale of all of the branches of our retail banking operation, we decided to discontinue our insurance premium finance operations to concentrate our efforts on our automobile finance business. Because of our decision to discontinue our insurance premium finance operations, related operating activity for the insurance premium finance business was reclassified and reported as discontinued operations in our consolidated financial statements beginning with the quarterly period ended September 30, 2004. The Bank subsequently sold its portfolio of insurance premium finance loans on November 17, 2004.

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

Banking

Prior to its dissolution, the Bank was a federally chartered stock savings bank which historically had been the primary funding source for our automobile finance business. Because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits of the Bank, we announced a plan in 2004 for the Bank to exit its federal thrift charter and we also reduced our reliance on insured deposits of the Bank by shifting the funding source of our business to securitizations and warehouse funding.

In July 2004, the Bank adopted a plan of voluntary dissolution to dissolve and ultimately exit its federal thrift charter. The Office of Thrift Supervision, or the OTS, conditionally approved the plan in August 2004, subject to the Bank satisfying certain conditions imposed by the OTS. Pursuant to the Bank’s plan of voluntary dissolution, we completed the sale of the Bank’s three retail branches located in California in September 2004, the sale of the Bank’s brokered deposits in September 2004, and the sale of the Bank’s outstanding internet certificates of deposit in February 2005. We have included the net gain on these sales, net of costs associated with the sales, as discontinued operations in our consolidated statement of operations. On March 7, 2005, we received confirmation that the FDIC terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, we received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Bank’s plan of voluntary dissolution and to facilitate its dissolution, we irrevocably guaranteed all of the Bank’s remaining obligations. The normal net operating costs and interest expense on deposits of the Bank have not been reclassified as discontinued operations from prior periods because the associated loans funded by these deposits are not discontinued and the cost of the replacement funds from the securitization and the warehouse line are very similar to the net cost of deposits including operating costs.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

General

In 2005 we reported net income of $26.7 million, or $1.43 per diluted share, compared with $23.7 million, or $1.31 per diluted share for 2004.

The increase in net income was due primarily to a $26.2 million increase in net interest income before provision for loan losses, which increased to $136.6 million in 2005 from $110.4 million in 2004, and a $1.2 million increase in non-interest income, partially offset by a $9.6 million increase in non-interest expense, a $5.7 million increase in the provision for loan losses, a $5.2 million increase in income taxes and a $4.1 million decrease in income from discontinued operations. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $93.5 million to $461.5 million in 2005 from $368.0 million in 2004, as a result of the growth of our automobile finance business.

Interest Income

Interest income increased to $174.6 million in 2005 from $137.2 million in 2004 due primarily to a $133.0 million increase in average automobile contracts and a 137 basis point increase in average interest on securities and short term investments, partially offset by a $538.3 million decrease in average securities. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $38.0 million in 2005 from $26.9 million in 2004 due to a 189 basis point increase in weighted average interest rate on interest bearing liabilities, partially offset by a $485.7 million decrease in average interest bearing liabilities. The largest components of the decrease in interest bearing liabilities were repurchase agreements. Repurchase agreements had an average balance of $454.7 million in 2005 compared to an average balance of $934.4 million in 2004 as a result of our decision to decrease the amount of securities funded with repurchase agreements. Securitization notes payable had an average balance of $400.9 million in 2005 compared to $107.0 million in 2004 because we closed two additional securitizations in 2005. Warehouse borrowings had an average balance of $113.0 million in 2005 compared to $16.7 million in 2004 because of funding of new automobile contracts partially offset by the two securitizations in 2005.

Average Balance Sheets

The following table sets forth information for the years ended December 31, 2005 and 2004. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2005			2004
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earning assets
Securities and short term investments	$528,249	$17,097	3.24%	$1,066,544	$19,959	1.87%
Insurance premium finance loans, net(2)	—	—	—	34,175	3,959	11.58%
Automobile contracts, net(3)	558,041	157,469	28.22%	425,007	117,270	27.59%

Total interest earning assets	1,086,290	174,566	16.07%	1,525,726	141,188	9.25%

Non-interest earning assets	50,741			64,404

Total assets	$1,137,031			$1,590,130

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	$113,044	$5,780	5.11%	$16,714	$694	4.15%
Securitization notes payable	400,886	16,795	4.19%	107,018	3,736	3.49%
Repurchase agreements	454,657	14,730	3.24%	934,413	13,349	1.43%
Deposits	6,845	—	—	402,950	10,605	2.63%
Junior subordinated dentures	10,310	653	6.33%	10,305	460	4.46%

Total interest bearing liabilities	985,742	37,958	3.85%	1,471,400	28,844	1.96%

Non-interest bearing liabilities	9,685			7,653

Total liabilities	995,427			1,479,053
Equity	141,604			111,077

Total liabilities and equity	$1,137,031			$1,590,130

Net interest income before provision for loan losses		$136,608			$112,344

Net interest rate spread(4)			12.22%			7.29%
Net interest margin(5)			12.58%			7.36%
Ratio of interest earning assets to interest bearing liabilities			110%			104%

(1)	Average balances are measured on a month-end basis.
(2)	Net of allowance for loan losses, includes non-performing loans.
(3)	Net of unearned finance charges and allowance for loan losses; includes non-performing loans.
(4)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Securities and short term investments	$6,426	$(9,288)	$(2,862)
Insurance premium finance loans, net	(1,980)	(1,980)	(3,960)
Automobile contracts, net	37,484	2,716	40,200

Total interest earning assets	41,930	(8,552)	33,378

Interest bearing liabilities:
Warehouse line of credit	4,930	156	5,086
Securitization notes payable	12,352	707	13,059
Repurchase agreements	(940)	2,321	1,381
Deposits	(5,257)	(5,348)	(10,605)
Junior subordinated debentures	97	96	193

Total interest bearing liabilities	11,182	(2,068)	9,114

Change in net interest income	$30,748	$(6,484)	$24,264

Provision and Allowance for Loan Losses

The provision for loan losses was $31.2 million for the year ended December 31, 2005 compared with $25.5 million for the year ended December 31, 2004. The increase in the provision for loan losses was due primarily to a $133.0 million increase in average automobile contracts.

The total allowance for loan losses was $29.1 million at December 31, 2005 compared with $25.6 million at December 31, 2004, representing 4.59% of automobile contracts, less unearned discount, at December 31, 2005 and 5.13% at December 31, 2004. Additionally, unearned discounts on loans totaled $32.5 million at December 31, 2005 compared with $24.8 million at December 31, 2004, representing 4.88% of automobile contracts at December 31, 2005 and 4.74% at December 31, 2004. The increase in the allowance for loan losses and unearned discounts on loans was due primarily to a $142.0 million increase in automobile contracts outstanding, which increased to $666.2 million at December 31, 2005 from $524.2 million at December 31, 2004.

A provision for loan losses is charged to operations based on our regular evaluation of loans held for investments and the adequacy of the allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio. For further information, see “—Critical Accounting Policies.”

Annualized net charge-offs to average loans were 4.51% for the year ended December 31, 2005 compared with 5.24% for the year ended December 31, 2004. The decrease in net charge-offs to average loans was due primarily to a $133.0 million increase in average automobile installment contracts.

For more information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $1.2 million to $4.3 million in 2005 from $3.1 million in 2004, due principally to an increase in net gain on sale of securities of $2.4 million.

Non-interest Expense

Non-interest expense increased $9.6 million to $64.5 million in 2005 from $54.9 million in 2004. This increase was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the growth of our automobile finance business. During 2005, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 723 employees in 107 branches as of December 31, 2005, from 591 employees in 87 branches as of December 31, 2004. During 2004 we recognized a loss in market value of $2.2 million on derivative instruments used to hedge our interest rate risk in our fixed rate loan portfolio. For more information, see “—Critical Accounting Policies.”

Income Taxes

Income taxes increased $5.2 million to $18.3 million in 2005 from $13.1 million in 2004. This increase occurred primarily as a result of a $12.2 million increase in taxable income from continuing operations before income taxes.

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

The increase in the average yield on interest earning assets was principally due to a general increase in the market interest rates and the increase in the percentage of assets held in loans, which have higher yields compared to securities. Securities, with an average yield of 1.87%, comprised 70% of our average interest earning assets for 2004. Securities, with an average yield of 1.78%, comprised 72% of our average interest earning assets for 2003.

As part of our ongoing review and analysis of our internal controls over financial reporting for Sarbanes-Oxley compliance, management discovered that, due to a 1998 programming error in the Company’s computer-based accounting systems, the systems failed to properly reverse accrued interest on certain charged-off accounts since 1998. Also, management determined that the accretion of discount on purchased loans did not properly reflect the level yield method of reporting interest income and the methodology used to implement Practice Bulletin 6 prior to January 1, 2003 was incorrect. During those years, any expected credit loss over the life of a pool of loans in excess of the amount of discount on purchased loans was treated as an adjustment of interest income over the life of the loans, when it should properly have been charged to provision for loan losses. Consequently, this led to a decision to restate our financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged-off accounts.

Interest Expense

Interest expense, including discontinued operations, increased to $28.8 million in 2004 from $23.1 million in 2003, due to a $239.2 million increase in average interest bearing liabilities, partially offset by a 8 basis point decrease in the weighted average interest rate on interest bearing liabilities. The largest components of the increase in interest bearing liabilities were securitization notes payable, warehouse borrowings and repurchase agreements. Securitization notes payable had an average balance of $107.0 million in 2004 compared to zero in 2003 because we closed our first securitization in September 2004. Warehouse borrowings had an average balance of $16.7 million in 2004 compared to zero in 2003 because we entered into our first warehouse facility in September 2004. Repurchase agreements had an average balance of $934.4 million in 2004 compared to an average balance of $755.8 million in 2003. The increase in average repurchase agreements was due primarily to our increased use of wholesale borrowings to fund the purchase of investment securities to meet the QTL test under federal regulatory requirements during the first nine months ended September 30, 2004.

Average Balance Sheets

The following table sets forth information for the years ended December 31, 2004 and 2003. The yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Year Ended December 31,
	2004			2003
	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
	(Dollars in thousands)
Assets
Interest earnings assets
Securities and short-term investments	$1,066,544	$19,959	1.87%	$931,555	$16,597	1.78%
Insurance premium finance loans, net(2)	34,175	3,959	11.58%	39,289	4,459	11.35%
Automobile contracts, net(3)	425,007	117,270	27.59%	321,413	81,197	25.26%

Total interest earning assets	1,525,726	141,188	9.25%	1,292,257	102,253	7.91%

Non-interest earning assets	64,404			42,030

Total assets	$1,590,130			$1,334,287

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	$16,714	$694	4.15%	$—	$—	—%
Securitization notes payable	107,018	3,736	3.49%	—	—	—%
Repurchase agreements	934,413	13,349	1.43%	755,755	9,098	1.20%
Deposits	402,950	10,605	2.63%	476,429	14,048	2.95%
Junior subordinated debentures	10,305	460	4.46%	—	—	—%

Total interest bearing liabilities	1,471,400	28,844	1.96%	1,232,184	23,146	1.88%

Non-interest bearing liabilities	7,653			8,220

Total liabilities	1,479,053			1,240,404
Equity	111,077			93,883

Total liabilities and equity	$1,590,130			$1,334,287

Net interest income before provision for loan losses		$112,344			$79,107

Net interest rate spread(4)			7.29%			6.03%
Net interest margin(5)			7.36%			6.12%
Ratio of interest earning assets to interest bearing liabilities			104%			104%

(1)	Average balances are measured on a month-end basis.
(2)	Net of allowance for loan losses, includes non-performing loans.
(3)	Net of unearned finance charges, unearned discounts and allowance for loan losses; includes non-performing loans.
(4)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(5)	Net interest margin represents net interest income divided by average interest earning assets.

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

	Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
	Increase (Decrease)
	Volume	Rate	Net
	(Dollars in thousands)
Interest earning assets:
Securities	$2,495	$867	$3,362
Insurance premium finance loans, net	(595)	95	(500)
Automobile contracts, net	28,047	8,026	36,073

Total interest earning assets	29,947	8,988	38,935

Interest bearing liabilities:
Warehouse line of credit	694	—	694
Securitization notes payable	3,736	—	3,736
Repurchase agreements	2,375	1,876	4,251
Deposits	(2,029)	(1,414)	(3,443)
Junior subordinated debentures	460	—	460

Total interest bearing liabilities	5,236	462	5,698

Change in net interest income	$24,712	$8,525	$33,237

Provision and Allowance for Loan Losses

The provision for loan losses was $25.5 million for the year ended December 31, 2004 compared with $17.8 million for the year ended December 31, 2003. The increase in the provision for loan losses was due primarily to a $103.6 million increase in average automobile contracts.

The total allowance for loan losses was $25.6 million at December 31, 2004 compared with $25.0 million at December 31, 2003, representing 5.13% of automobile contracts, less unearned discount, at December 31, 2004 and 6.53% at December 31, 2003. Additionally, unearned discounts on loans totaled $24.8 million at December 31, 2004 compared with $14.9 million at December 31, 2003, representing 4.74% of automobile contracts at December 31, 2004 and 3.76% at December 31, 2003. The increase in the allowance for loan losses and unearned discounts on loans was due primarily to a $126.8 million increase in automobile contracts outstanding, which increased to $524.2 million at December 31, 2004 from $397.4 million at December 31, 2003.

Annualized net charge-offs to average loans were 5.24% for the year ended December 31, 2004 compared with 5.65% for the year ended December 31, 2003. The decrease in net charge-offs to average loans was due primarily to a $103.6 million increase in average automobile contracts.

For more information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $1.0 million to $3.1 million in 2004 from $2.1 million in 2003, due principally to an increase in net gain on sale of securities of $0.5 million.

Non-interest Expense

Non-interest expense increased $13.7 million to $54.9 million in 2004 from $41.2 million in 2003. This increase primarily reflects an increase in salaries, employee benefits and other personnel costs of approximately $6.5 million associated with the expansion of our automobile finance operations. In addition, occupancy expense increased $0.6 million reflecting the costs associated with maintaining and expanding the branch offices in the automobile finance lending area. During 2004, we opened 17 new branches for a total of 87 branches at December 31, 2004. During 2004 we recognized a loss in market value of $2.2 million on derivative instruments used to hedge our interest rate risk in our fixed rate loan portfolio. For more information, see “—Critical Accounting Policies.”

Income Taxes

Income taxes increased $5.2 million to $13.1 million in 2004 from $7.9 million in 2003. This increase occurred primarily as a result of a $13.4 million increase in taxable income from continuing operations before income taxes.

Financial Condition

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets decreased $205.7 million, to $1,209.2 million at December 31, 2005 from $1,414.9 million at December 31, 2004. The decrease resulted primarily from a $295.0 million decrease in securities available for sale to $493.1 million at December 31, 2005 from $788.1 million at December 31, 2004 and a $72.1 million decrease in assets of discontinued operations, partially offset by a $134.4 million increase in loans to $633.7 million at December 31, 2005 from $499.3 million at December 31, 2004 and a $17.1 million increase in cash and cash equivalents.

Securities available for sale decreased as a result of our decision to decrease the amount of securities funded with repurchase agreements. The increase in loans principally resulted from the purchasing of additional automobile contracts in existing and new markets consistent with planned growth in our automobile finance business. During 2005, we opened 20 new branches for a total of 107 branches at December 31, 2005.

Premises and equipment increased $0.4 million to $3.9 million at December 31, 2005 from $3.5 million at December 31, 2004 primarily as a result of opening 20 new branches in 2005 consistent with planned growth in our automobile finance business.

Warehouse line of credit borrowing decreased to $54.0 million at December 31, 2005 from $101.8 at December 31, 2004 due to the completion of a $195.0 million securitization in April 2005 and a $225.0 million securitization in December 2005, partially offset by borrowings to fund additional automobile contracts.

Securitization notes payable increased to $521.6 million at December 31, 2005 from $352.6 at December 31, 2004 due to the completion of a $195.0 million securitization in April 2005 and a $225.0 million securitization in December 2005, partially offset by payments on the automobile contracts backing the securitized borrowing.

Repurchase agreements decreased $286.4 million to $458.9 million at December 31, 2005 from $745.3 million at December 31, 2004. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, as well as the sale of a portion of the securities portfolio, which were used to repay repurchase agreements.

Shareholders’ equity increased to $154.9 million at December 31, 2005 from $124.3 million at December 31, 2004, primarily as a result of net income of $26.7 million in 2005 and $5.7 million additional capital obtained as of result of stock options exercised, partially offset by $1.7 million unrealized loss on securities available for sale.

Comparison of Financial Condition at December 31, 2004 and December 31, 2003

Total assets decreased $248.5 million, to $1,414.9 million at December 31, 2004 from $1,663.4 million at December 31, 2003. The decrease occurred primarily as a result of a $414.4 million decrease in securities available for sale, which decreased to $788.1 million at December 31, 2004 from $1,202.4 million at December 31, 2003 partially offset by a $126.8 million increase in loans, which increased to $524.2 million at December 31, 2004 from $397.4 million at December 31, 2003.

Securities available for sale decreased as a result of our decision to decrease the amount of securities funded with repurchase agreements. Loans increased largely as a result of the purchasing of additional automobile contracts in existing and new markets consistent with planned growth in our automobile finance business. During 2004, we opened 17 new branches for a total of 87 branches at December 31, 2004.

Premises and equipment increased $0.3 million to $3.5 million at December 31, 2004 from $3.2 million at December 31, 2003 primarily as a result of opening 17 new branches in 2004 consistent with planned growth in our automobile finance business.

Deposits decreased $426.5 million, to $71.9 million at December 31, 2004 from $498.4 million at December 31, 2003. The deposit decrease is a result of our decision to exit the thrift charter and to fund our operations with commercial securitizations and warehouse borrowings.

Securitization notes payable increased to $352.6 million at December 31, 2004 due to the completion of our initial securitization of automobile contracts in the third quarter of 2004 as part of our plan to eliminate the reliance on insured deposits as our funding source and to discontinue the banking operations.

Warehouse line of credit borrowing increased to $101.8 million at December 31, 2004 due to the implementation of our first warehouse borrowing facility in the third quarter of 2004 as part of our plan to eliminate the reliance on insured deposits as our funding source and to discontinue the banking operations.

Repurchase agreements decreased $306.9 million to $745.3 million at December 31, 2004 as compared with $1,052.2 million at December 31 2003. This decrease is the result of excess funds from pay downs and maturities in the securities portfolio, as well as the sale of a portion of the securities portfolio, which were used to repay repurchase agreements.

Shareholders’ equity increased to $124.3 million at December 31, 2004 from $96.1 million at December 31, 2003, as a result of our 2004 profit of $23.7 million and a $4.2 million increase from the exercise of stock options and related tax benefits in 2004, partially offset by a $0.3 million increase in unrealized gain on securities.

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

Our profits depend, in part, on the difference, or “spread,” between the effective rate of interest received on the loans which we originate and the interest rates paid on our financing facilities, which can be adversely affected by movements in interest rates.

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rate. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during the quarter we purchased the forward agreements, because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting in order to amortize them over the life of the automotive contracts.

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

Our primary uses of cash include:

•	acquisition of automobile contracts;

•	interest expense;

•	operating expenses; and

•	securitization costs.

The capital resources available to us include:

•	interest income on automobile contracts;

•	servicing fees that we earn under our securitizations;

•	releases of excess cash from the spread accounts relating to the securitizations;

•	securitization proceeds;

•	borrowings under our credit facilities;

•	releases of excess cash from our warehouse facilities;

•	commercial repurchase agreements; and

•	equity in our securities portfolio in excess of corresponding repurchase agreements.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations.

Securitizations

We completed our first securitization in the third quarter of 2004, our second securitization in the second quarter of 2005 and our third securitization in the fourth quarter of 2005. These securitizations are structured as on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create overcollateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of overcollateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the overcollateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust.

Warehouse Facility

As of December 31, 2005 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of December 31, 2005. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Other Sources of Funds

The collection of principal and interest from automobile contracts purchased and securitized and the release of cash from the securitization spread accounts are other sources of significant funds for us. Pursuant to the securitization documents, we receive cash released from a spread account for a securitization transaction once the spread account reaches a predetermined funding level. The amount released from a spread account over time represents the return of the initial deposits to such spread account as well as the release of the excess spread on the securitized automobile contracts in the related securitization transaction.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2005.

	Less than one year	One to three years	Four to five years	More than five years	Total
	(Dollars in thousands)
Warehouse line of credit	$54,009	$—	$—	$—	$54,009
Securitization notes payable	218,851	258,993	43,769	—	521,613
Repurchase agreements	458,885	—	—	—	458,885
Operating lease obligations	4,252	5,950	3,205	91	13,498
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$735,997	$264,943	$46,974	$10,401	$1,058,315

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio

At December 31, 2005, our net loan portfolio, net of unearned finance charges and allowance for loan losses, consisted of $604.5 million, representing 50.0% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Automobile installment contracts	$669,597	$528,761	$405,085	$291,689	$230,476
Other consumer loans	—	4	49	80	98
Sub-prime mortgage loans	—	—	—	—	352

Total loans	669,597	528,765	405,134	291,769	230,926
Unearned finance charges(1)	(3,435)	(4,595)	(7,717)	(9,171)	(20,850)
Unearned discounts(1)	(32,506)	(24,827)	(14,932)	—	—
Allowance for loan losses(1)	(29,110)	(25,593)	(24,982)	(27,586)	(16,807)

Total loans, net	$604,546	$473,750	$357,503	$255,012	$193,269

(1)	See “—Critical Accounting Policies”

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at December 31, 2005 based on final maturity. Automobile contract balances are reflected before unearned discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)

Total loans	$13,678	$212,204	$438,643	$1,637	$666,162

All loans are fixed rate loans.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $29.1 million at December 31, 2005 compared with $25.6 million at December 31, 2004, representing 4.59% of loans at December 31, 2005 and 5.13% at December 31, 2004. Additionally, unearned discounts on loans totaled $32.5 million at December 31, 2005 compared with $24.8 million at December 31, 2004, representing 4.88% of loans at December 31, 2005 compared to 4.74% of loans at December 31, 2004.

Allowance for Loan Losses

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$25,593	$24,982	$27,586	$16,807	$14,810
Provision for loan losses—continuing operations(1)	31,166	25,516	17,771	12,783	2,796
Charge-offs
Mortgage loans			—	—	(1,713)
Consumer loans	(30,063)	(26,386)	(22,000)	(17,927)	(8,699)

	(30,063)	(26,386)	(22,000)	(17,927)	(10,412)
Recoveries
Mortgage loans	—	—	—	—	140
Consumer loans	2,414	1,481	1,625	866	8

	2,414	1,481	1,625	866	148

Net charge-offs	(27,649)	(24,905)	(20,375)	(17,061)	(10,264)
Acquisition discounts allocated to loss allowance(1)	—	—	—	15,057	9,465

Balance at end of year	$29,110	$25,593	$24,982	$27,586	$16,807

Annualized net charge-offs to average loans	4.51%	5.24%	5.67%	6.20%	5.23%
Ending allowance to period end loans	4.59%	5.13%	6.53%	9.76%	8.03%

(1)	See “—Critical Accounting Policies”

Nonaccrual and Past Due Loans

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at December 31, 2005, 2004 and 2003.

	December 31,
	2005		2004		2003
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$3,697	0.55%	$2,522	0.48%	$2,015	0.49%
60 to 89 days	1,548	0.23%	856	0.16%	674	0.17%
90+ days	802	0.12%	416	0.08%	390	0.10%

Total	6,047	0.90%	3,794	0.72%	$3,079	0.76%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at December 31, 2005, 2004, 2003, 2002 and 2001. Loans over 30 days delinquent are considered nonaccrual loans.

	December 31,
	2005	2004	2003	2002	2001
Nonaccrual Loans
Total nonaccrual loans	$9,838	$7,169	$5,713	$4,734	$3,447

Nonaccrual loans as a percentage of total loans	1.48%	1.36%	1.41%	1.61%	1.61%
Allowance for loan losses as a percentage of gross loans net of unearned discounts	4.59%	5.13%	6.53%	9.76%	8.03%

Recent Accounting Developments

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123(R) at the beginning of the next fiscal year. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. The Company will adopt SFAS No. 123(R) at the beginning of the 2006 fiscal year. Although the Company has not reached a complete conclusion, the Company believes that the adoption of this pronouncement could have a material effect on the Company’s consolidated financial statements. As of December 31, 2005, this pronouncement had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2005 this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FAS 123(R)-4) concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2005, this pronouncement had no impact on the Company’s consolidated financial statements.

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

Item 8.    Financial Statements and Supplementary Data

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2005.

Internal Control Over Financial Reporting

We prepared and are responsible for the consolidated financial statements that appear in this Annual Report on Form 10-K. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), and therefore, include amounts based on informed judgments and estimates. We are also responsible for the preparation of other financial information that is included in this Annual Report on Form 10-K.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2005. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Grobstein, Horwath & Company LLP, our independent auditor, as stated in their report which is included herein.

Attestation Report of the Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM OVER

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders of United PanAm Financial Corp.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that United PanAm Financial Corp. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and affected by the company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated March 7, 2006, expressed an unqualified opinion on those consolidated financial statements.

/s/    GROBSTEIN, HORWATH & COMPANY LLP

Sherman Oaks, California

March 7, 2006

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2005, we completed our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 and therefore completed the remediation of the material weaknesses in our internal control over financial reporting attributable to insufficient resources in financial reporting and accounting departments and a lack of formalized procedures and controls over accounting and financial reporting (discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005).

During the three months ended December 31, 2005, there were no significant changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 22, 2006.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 22, 2006.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 22, 2006.

Item 13.    Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 22, 2006.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2006 Annual Meeting of Shareholders to be held on June 22, 2006.

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

(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated July 26, 2005 by and among United PanAm Financial Corp., a Delaware corporation to be organized by United PanAm Financial Corp., BVG West Corp. and Guillermo Bron. (1)

3.1	Articles of Incorporation of United PanAm Financial Corp. (2)

3.2	Bylaws of United PanAm Financial Corp. (3)

4.1	Indenture dated July 21, 2003 for Trust Preferred Securities (2)

4.2	Guarantee Agreement for Trust Preferred Securities (2)

4.3	Amended and Restated Declaration of Trust for UPFC Trust I (2)

4.4	Second Amended and Restated Registration Rights Agreement dated July 26, 2005 by and among United PanAm Financial Corp., BVG West Corp. and Pan American Financial, L.P. (1)

4.5	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company (4)

4.6	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas. (4)

10.1	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron. (3)

10.2	Form of Indemnification Agreement between UPFC and officers and directors of United PanAm Financial Corp. (3)

10.3	United PanAm Financial Corp. Amended and Restated 1997 Employee Stock Incentive Plan, as amended (5)

10.4	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended (3)

10.5	Employment Agreement dated August 30, 2005 by and between United PanAm Financial Corp. and William Bron (6)

10.6	Employment Agreement dated March 1, 2005 between United PanAm Financial Corp. and Mario Radrigan (7)

10.7	Employment Agreement dated March 1, 2005 between United PanAm Financial Corp. and Garland Koch (7)

10.8	Employment Agreement dated December 3, 2003 between Pan American Bank, FSB and Ray C. Thousand (8)

Exhibit No.	Description

10.9	Branch Purchase and Assumption Agreement dated July 1, 2004, among Pan American Bank, FSB, United PanAm Financial Corp. and Guaranty Bank (9)

10.10	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office dated July 2, 2004, among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp. (9)

10.11	Brokered Deposit Purchase and Assumption Agreement dated July 15, 2004, among EverBank, Pan American Bank, FSB and United PanAm Financial Corp. (9)

10.12	Certificate of Deposit Assumption Agreement dated November 11, 2004, between Geauga Savings Bank and Pan American Bank, FSB (10)

21	List of Subsidiaries of United PanAm Financial Corp.

23	Consent of Grobstein, Horwath & Company LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of United PanAm Financial Corp., a California corporation (the “Company”), filed July 29, 2005, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, and amendments thereto (SEC Registration No. 333-39941), and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A, filed October 28, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-129613), and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 31, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by this reference.

(b) Exhibits.    Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K.

(c) Additional Financial Statements.    Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United PanAm Financial Corp.

By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and
President

March 8, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUILLERMO BRON	Chairman of the Board	March 8, 2006

/s/ RAY C. THOUSAND	Chief Executive Officer and President and Director (Principal Executive Officer)	March 8, 2006

/s/ GARLAND W. KOCH	Executive Vice President – Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 8, 2006

/s/ MITCHELL LYNN	Director	March 8, 2006

/s/ LUIS MAIZEL	Director	March 8, 2006

/s/ RON R. DUNCANSON	Director	March 8, 2006

United PanAm Financial Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of United PanAm Financial Corp.:

We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of United PanAm Financial Corp. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows, for each of the years in the three-year period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2006 expressed an unqualified opinion on management’s assessment of effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ GROBSTEIN, HORWATH & COMPANY LLP
Sherman Oaks, California
March 7, 2006

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Assets
Cash	$8,199	$4,237
Short term investments	13,096	—

Cash and cash equivalents	21,295	4,237
Restricted cash	53,058	36,729
Securities available for sale	493,100	788,090
Loans	633,656	499,343
Allowance for loan losses	(29,110)	(25,593)

Loans, net	604,546	473,750
Premises and equipment, net	3,881	3,519
Interest receivable	8,543	6,901
Other assets	24,749	29,601
Assets of discontinued operations	—	72,080

Total assets	$1,209,172	$1,414,907

Liabilities and Shareholders’ Equity
Warehouse line of credit	$54,009	$101,776
Securitization notes payable	521,613	352,564
Repurchase agreements	458,885	745,295
Accrued expenses and other liabilities	9,440	8,793
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations—deposits	—	71,916

Total liabilities	1,054,257	1,290,654

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at December 31, 2005 or 2004	—	—
Common stock (no par value):
Authorized, 30,000,000 shares Issued and outstanding, 17,120,250 and 16,526,358 shares issued and outstanding at December 31, 2005 and 2004, respectively	76,054	70,332
Retained earnings	80,182	53,517
Unrealized (loss) gain on securities available for sale, net	(1,321)	404

Total shareholders’ equity	154,915	124,253

Total liabilities and shareholders’ equity	$1,209,172	$1,414,907

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2005	2004	2003
	(Dollars in thousands, except per share data)
Interest Income
Loans	$157,469	$117,270	$81,197
Securities and short term investments	17,097	19,959	16,597

Total interest income	174,566	137,229	97,794

Interest Expense
Securitization notes payable	16,795	3,847	—
Warehouse line of credit	5,780	731	—
Repurchase agreements	14,730	11,224	9,098
Deposits	—	10,605	12,049
Junior subordinated debentures	653	462	170

Total interest expense	37,958	26,869	21,317

Net interest income	136,608	110,360	76,477
Provision for loan losses	31,166	25,516	17,771

Net interest income after provision for loan losses	105,442	84,844	58,706

Non-interest Income
Service charges and fees	—	438	333
Loan related charges and fees	445	518	307
Gain on sale of securities	3,447	1,010	506
Other income	385	1,091	954

Total non-interest income	4,277	3,057	2,100

Non-interest Expense
Compensation and benefits	39,495	33,004	26,538
Occupancy	5,764	5,130	4,485
Market loss—derivative instruments	—	2,185	—
Other	19,212	14,582	10,191

Total non-interest expense	64,471	54,901	41,214

Income from continuing operations before income taxes	45,248	33,000	19,592
Income taxes	18,250	13,078	7,924

Income from continuing operations	26,998	19,922	11,668
(Loss) income from discontinued operations, net of tax	(333)	3,783	2,183

Net income	$26,665	$23,705	$13,851

Earnings (loss) per share-basic:
Continuing operations	$1.60	$1.23	$0.73
Discontinued operations	(0.02)	0.23	0.14

Net income	$1.58	$1.46	$0.87

Weighted average basic shares outstanding	16,874	16,209	15,914

Earnings (loss) per share-diluted:
Continuing operations	$1.45	$1.10	$0.66
Discontinued operations	(0.02)	0.21	0.13

Net income	$1.43	$1.31	$0.79

Weighted average diluted shares outstanding	18,644	18,069	17,566

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Net income	$26,665	$23,705	$13,851
Other comprehensive income:
Unrealized (loss) gain on securities	(2,889)	455	(1,273)

Tax effect of unrealized (loss) gain on securities	1,164	(180)	514

Comprehensive income	$24,940	$23,980	$13,092

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2002	15,836,725	$64,957	$15,961	$888	$81,806
Net income	—	—	13,851	—	13,851
Exercise of stock options	263,479	784	—	—	784
Tax effect of exercised stock options	—	368	—	—	368
Change in unrealized gain on securities, net	—	—	—	(759)	(759)

Balance, December 31, 2003 Net income	16,100,204 —	66,109 —	29,812 23,705	129 —	96,050 23,705
Exercise of stock options	426,154	1,469	—	—	1,469
Tax effect of exercised stock options	—	2,754	—	—	2,754
Change in unrealized gain on securities, net	—	—	—	275	275

Balance, December 31, 2004	16,526,358	$70,332	$53,517	$404	$124,253
Net income	—	—	26,665	—	26,665
Exercise of stock options	593,892	1,357	—	—	1,357
Tax effect of exercised stock options	—	4,365	—	—	4,365
Change in unrealized gain on securities, net	—	—	—	(1,725)	(1,725)

Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Cash flows from operating activities:
Income from continuing operations	$26,998	$19,922	$11,668
Reconciliation of income from continuing operations to net cash provided by operating activities:
Net gain on sales of securities available for sale	(3,447)	(1,010)	(506)
Provision for loan losses	31,166	25,516	17,771
Accretion of discount on loans	(19,494)	(12,408)	(4,336)
Depreciation and amortization	1,537	1,361	1,119
FHLB stock dividend	91	(596)	(138)
(Increase) decrease in accrued interest receivable	(1,642)	(1,008)	505
Decrease (increase) in other assets	6,011	(2,278)	(2,361)
Amortization of premiums/discounts on securities available for sale	72	1,482	3,605
Increase (decrease) in accrued expenses and other liabilities	647	1,998	(1,750)

Net cash provided by operating activities of continuing operations	41,939	32,979	25,577
(Loss) income from discontinued operations	(333)	3,783	2,183

Net cash provided by operating activities	41,606	36,762	27,760

Cash flows from investing activities:
Purchase of securities available for sale	(478,186)	(423,914)	(1,371,779)
Proceeds from maturities of securities available for sale	118,473	291,088	643,105
Proceeds from sale of securities available for sale	665,195	537,662	125,275
Purchases, net of repayments, of non-mortgage loans	(142,468)	(129,355)	(115,926)
Change in assets of discontinued operations	49,921	—	(5,112)
Purchases of premises and equipment	(1,899)	(1,717)	(1,582)
Purchase of FHLB stock, net	—	—	(9,750)
Proceeds from redemption of FHLB stock	12,067	—	—
Sale of assets of discontinued operations	—	40,972	—
Transfer of assets to discontinued operations	—	(49,921)	—

Net cash provided by (used in) investing activities	223,103	264,815	(735,769)

Cash flows from financing activities:
Net (decrease) increase in deposits	(71,916)	(426,473)	29,931
(Repayment) proceeds from repurchase agreements	(286,410)	(306,910)	667,581
Proceeds from warehouse line of credit	368,126	101,776	—
Repayment of warehouse line of credit	(415,893)
Proceeds from securitization notes payable	420,000	420,000	—
Payments on securitization notes payable	(250,951)	(67,436)	—
Increase in restricted cash	(16,329)	(36,729)	—
Proceeds from exercise of stock options	5,722	4,223	1,152
Issuance of trust preferred stock	—	—	10,000

Net cash (used in) provided by financing activities	(247,651)	(311,549)	708,664

Net increase (decrease) in cash and cash equivalents	17,058	(9,972)	655
Cash and cash equivalents at beginning of year	4,237	14,209	13,554

Cash and cash equivalents at end of year	$21,295	$4,237	$14,209

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$37,499	$30,072	$23,020

Income taxes	$5,985	$25,525	$12,684

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2005 and 2004

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

At December 31, 2005, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is an entity whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses.

2.    Restatements of Consolidated Financial Statements

During the quarter ended December 31, 2004 the Company discovered that, due to a 1998 programming error in its computer-based accounting systems, the systems failed to properly reverse accrued interest on certain charged off accounts since 1998. Additionally, the Company reflected all market adjustments in the values of our derivative instruments used to limit interest rate risk in ordinary expense and adjusted the amortization of our capitalized asset against interest income to more closely reflect the level yield method of interest calculation. Consequently, the Company determined to restate its consolidated financial statements for the years ended December 31, 2001, 2002 and 2003 and subsequent interim periods to correct the impact of unreversed accrued interest on these charged off accounts. The Annual Report on Form 10-K for the year ended December 31, 2004 includes a restatement to our consolidated financial statements for the years ended December 31, 2002 and 2003 and subsequent interim periods. The restatements of such consolidated financial statements for the years ended December 31, 2003 and 2002 included in the Annual Report on Form 10-K for the year ended December 31, 2004 have been audited and the restatements of such consolidated financial statements for prior interim periods have been reviewed. For a discussion about these restatements see “Note 2. Restatements of Consolidated Financial Statements” in the Annual Report on Form 10-K for the year ended December 31, 2004.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

3.    Discontinued Operations

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	December 31, 2005	December 31, 2004
	(Dollars in Thousands)
Assets of discontinued operations	$—	$72,080
Liabilities of discontinued operations—deposits held for sale	$—	$71,916

	Year Ended December 31
	2005	2004	2003
	(Dollars in Thousands)
Revenue	$133	$3,959	$4,384
(Loss) income from discontinued operation (after applicable income taxes of $(233), $706 and $1,480, respectively)	$(333)	$1,015	$2,183
Gain on disposal of business (after applicable income tax expense of $0, $2,676, $0)	$—	$2,768	$—
Income from discontinued operations	$(333)	$3,783	$2,183

Discontinued operations had no accrued liabilities as of December 31, 2005 and $342,000 of accrued liabilities as of December 31, 2004.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

4.    Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of UPFC and its subsidiary UACC. Substantially all of UPFC’s revenues are derived from the operations of UACC and they represent substantially all of UPFC’s consolidated assets and liabilities as of December 31, 2005 and 2004.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits, federal funds sold and highly liquid interest-bearing deposits with original maturities of three months or less.

Restricted Cash

Restricted cash relates to $19.9 million of deposits held as collateral for securitized obligations and warehouse liabilities and $33.2 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities at December 31, 2005.

Securities Available for Sale

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

Loans

We purchase automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of purchase discount and unearned finance charges.

Allowance For Loan Losses

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days. Loans over 30 days delinquent are considered nonaccrual loans.

Until December 31, 2002, allowances for expected losses over the life of the automobile contract were established when each contract was purchased from the dealer. The allowance was provided from the dealer discount that was taken on each transaction as an adjustment to yield of the automobile contract. Loss allowance

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

analyses were performed regularly to determine the adequacy of current allowance levels. The loss allowances recorded at the time of purchase represented an estimate of expected losses over the lives of these automobiles contracts. We accounted for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Additional provisions for credit losses were recognized immediately for pools wherein the remaining amount of the initial discount set aside was determined to be insufficient to cover losses expected to be incurred.

As of January 1, 2003, we began to allocate the purchase price entirely to automobile contracts and unearned income at the date of purchase. The unearned income is accreted as an adjustment to yield over the life of the contract. An allowance for credit losses is now established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months (net of remaining unearned income) at each reporting date. We account for such contracts by static pool, stratified into six-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. This method of recording allowance for loan loss for the expected losses over the next 12 months instead of for the life of the loan will ultimately result in a decline in our allowance for loan loss as a percentage of loans outstanding over the next few years as the percentage of loans included at the 12 month estimate increases.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), we estimate the future undiscounted cash flows to be derived from an asset to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of future undiscounted cash flows, we then calculate the impairment as the excess of the carrying value of the asset over our estimate of its fair market value.

Securitization Notes Payable

The transfer of our automobile contracts to a securitization trust is treated as a secured financing under GAAP. For GAAP purposes, the automobile contracts are retained on our consolidated balance sheet with the securities issued to finance the purchase of automobile contracts recorded as securitization notes payable. We record interest income on the securitized automobile contracts and interest expense on the notes issued through the securitization transactions.

As servicer of these securitized automobile contracts, we remit funds collected from the borrowers to the trustee named in the indenture under which the notes have been issued and direct the trustee how the funds should be invested until the distribution dates for the related securitization transaction. We have retained an indirect interest in the securitized automobile contracts through our ownership of the entire entity interest of each owner trust to which the securitized automobile contracts were transferred, and have the ability to receive future cash flows as a result of that retained interest.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

Repurchase Agreements

Repurchase agreements are agreements where we agree to sell securities for cash, with a simultaneous agreement to repurchase the same or equivalent securities at a specific price at a later date. The purchase price is generally equal to the original selling price plus interest, typically at current money market yields.

Stock-Based Compensation

At December 31, 2005 and 2004, the Company has issued stock options to certain of its employees and directors. The Company accounts for these options under the recognition and measurement principles of APB No. 25. No stock-based employee compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plan been determined based on the fair value method consistent with the provisions of SFAS No. 123, the Company’s net income and income per share would have been reduced to the pro forma amounts indicated below for the years ended December 31, 2005, 2004 and 2003:

	Years Ended December 31,
(In thousands, except per share amounts)	2005	2004	2003
Net income as reported	$26,665	$23,705	$13,851
Deduct: Total stock-based employee compensation expense determined by the fair value method for all awards	1,611	891	665

Net income—pro forma	$25,054	$22,814	$13,186

Net income per share as reported—basic	$1.58	$1.46	$0.87

Net income per share—pro forma—basic	$1.48	$1.41	$0.83

Net income per share as reported—fully diluted	$1.43	$1.31	$0.79

Net income per share—pro forma—fully diluted	$1.34	$1.26	$0.75

Interest Income

Interest income is accrued as it is earned. Our policy is to charge-off loans delinquent 120 days or more. Interest income deemed uncollectible is reversed at the time the loan is charged off. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms. Loans over 30 days delinquent are considered nonaccrual loans.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2005 and December 31, 2004. Accordingly, no valuation allowance has been established.

Earnings Per Share

Earnings per Common Share is computed by dividing Net Income Available to Common Shareholders by the weighted average common shares issued and outstanding. For Diluted Earnings per Common Share, Net Income Available to Common Shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, Net Income Available to Common Shareholders is adjusted by the associated preferred dividends. The adjusted Net Income is divided by the weighted average number of common shares issued and outstanding for each period adjusted by amounts representing the dilutive effect of stock options outstanding, restricted stock units and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be antidulutive. Dilutive potential common shares are calculated using the treasury stock method.

Segment Information And Disclosure

GAAP sets standards to report information about operating segments in annual consolidated financial statements and requires reporting of selected information about operating segments in interim reports to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. UPFC has concluded it has two operating segments, automobile finance and investment, consistent with the ones evaluated internally for operating decisions and assessing performance.

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (FASB) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued in December 2003. The assets, liabilities and results of operations of our trusts associated with securitizations and trust preferred securities have been included in our consolidated financial statements.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.

SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. As originally issued, SFAS No. 123 established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that pronouncement permitted entities to continue applying the intrinsic-value-based model of Opinion 25, provided that the financial statements disclosed the pro forma net income or loss based on the preferable fair-value method.

Publicly held companies that are not Small Business Issuers are required to apply SFAS No. 123(R) at the beginning of the next fiscal year. Thus, the Company’s consolidated financial statements will reflect an expense for (a) all share-based compensation arrangements granted after January 1, 2006 and for any such arrangements that are modified, cancelled, or repurchased after that date, and (b) the portion of previous share-based awards for which the requisite service has not been rendered as of that date, based on the grant-date estimated fair value of those awards. The Company will adopt SFAS No. 123(R) at the beginning of the 2006 fiscal year. Although the Company has not reached a complete conclusion, the Company believes that the adoption of this pronouncement could have a material effect on the Company’s consolidated financial statements. As of December 31, 2005, this pronouncement had no impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS No. 154 changes the requirements for the accounting for and reporting of a change in accounting principle. In addition, it carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle in most circumstances. The provisions of SFAS No. 154 are effective in fiscal years beginning after December 15, 2005. The Company plans to prospectively adopt SFAS No. 154 at the beginning of the 2006 fiscal year. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements.

In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements Purchased after Lease Inception or Acquired in a Business Combination (“EITF 05-06”). EITF 05-06 concludes that the amortization period for leasehold improvements acquired in a business combination and leasehold improvements that are in service significantly after and not contemplated at the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of inception. Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2005 this pronouncement had no impact on the Company’s consolidated financial statements.

In February 2006, the FASB Staff Position (FSP) issued No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event (FAS 123(R)-4) concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. The FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). Management believes the adoption of this pronouncement will not have a material effect on the Company’s consolidated financial statements. As of December 31, 2005, this pronouncement had no impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its EITF), the AICPA, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.    Securities Available-For-Sale

Securities available-for-sale, including securities allocated to discontinued operations, are as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(Dollars in thousands)
2005
U.S. government agency securities	$34,900	$—	$873	$34,027
U.S. government agency mortgage-backed securities	460,409	10	1,346	459,073

Total securities	$495,309	$10	$2,219	$493,100

2004
U.S. government agency securities	$34,943	$—	$196	$34,747
U.S. government agency mortgage-backed securities	762,473	2,132	1,262	763,343

Total securities	$797,416	$2,132	$1,458	$798,090

The carrying and estimated fair values of securities at December 31, 2005 by contractual maturity are shown in the following table. Actual maturities may differ from contractual maturities because issuers generally have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2005 and 2004 there were $460 million and $770 million, respectively, of securities pledged for repurchase agreements.

	Amortized Cost	Estimated Fair Value
	(Dollars in thousands)
One year or less	$—	$—
One to five years	34,900	34,027
Over five years	—	—
Mortgage-backed securities	460,409	459,073

Total	$495,309	$493,100

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

Proceeds from the sale of securities available-for-sale for the years ended December 31, 2005, 2004 and 2003 were as follows:

	For the year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Proceeds from sales of securities available-for-sale	$665,195	$537,662	$125,275
Gross realized gains	3,447	1,110	506
Gross realized losses	—	100	—

The table below shows our investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2005.

	Less Than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
US government agency securities	$34,028	$872	$—	$—	$34,028	$872
US government agency mortgage-backed securities	322,931	1,182	12,380	164	335,311	1,346

Total temporarily impaired securities	$356,959	$2,054	$12,380	$164	$369,339	$2,218

All of the Company’s investments are in United States government or agency guaranteed debt and display minimal credit risk. Any price impairments are caused by movements in market interest rates, which can also cause variation in expected prepayments of mortgage-backed securities.

The Company has a total of 21 positions currently in an unrealized loss position. Four of these positions have been in an unrealized loss position for over 12 months. These positions are in securities backed by the full faith and credit of the United States Government or an agency of the United States Government for timely payment of principal and interest. This impairment is therefore deemed to be temporary.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

6.    Loans

Loans are summarized as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Consumer loans:
Automobile installment contracts	$669,597	$528,761
Other consumer	—	4

Total loans	669,597	528,765

Less:
Unearned finance charges	(3,435)	(4,595)
Unearned discount	(32,506)	(24,827)
Allowance for loan losses	(29,110)	(25,593)

Total loans, net	$604,546	$473,750

Contractual weighted average interest rate	22.72%	22.74%

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$25,593	$24,982	$27,586
Provision for loan losses	31,166	25,516	17,771
Charge-offs	(30,063)	(26,386)	(22,000)
Recoveries	2,414	1,481	1,625

Net charge-offs	(27,649)	(24,905)	(20,375)

Balance at end of year	$29,110	$25,593	$24,982

The total allowance for loan losses was $29.1 million at December 31, 2005 compared with $25.6 million at December 31, 2004, representing 4.59% of automobile contracts, less unearned discount, at December 31, 2005 and 5.13% at December 31, 2004. Additionally, unearned discounts on loans totaled $32.5 million at December 31, 2005 compared with $24.8 million at December 31, 2004, representing 4.88% of automobile contracts at December 31, 2005 and 4.74% at December 31, 2004.

7.    Interest Receivable

Interest receivable is as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Automobile installment contracts	$7,213	$5,424
Securities available for sale	1,330	1,477

Total	$8,543	$6,901

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

8.    Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Furniture and equipment	$6,598	$8,838
Leasehold improvements	510	622

	7,108	9,460
Less: Accumulated depreciation and amortization	(3,227)	(5,941)

Total	$3,881	$3,519

Depreciation and amortization expense included in occupancy expense on the Consolidated Statement of Income was $1,537,000 for the year ended December 31, 2005, $1,361,000 for the year ended December 31, 2004 and $1,119,000 for the year ended December 31, 2003.

During 2005 and 2004, there were no assets that were affected by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

9.    Due from Shareholders

The Company held an amount receivable from a major shareholder, Pan American Financial, L.P., in the amount of $1,000 and $672,000 as of December 31, 2005 and 2004, respectively. This amount is receivable pursuant to the Second Amended and Restated Registration Rights Agreement entered into on July 26, 2005 (which amended and restated that certain Amended and Restated Registration Rights Agreement entered into on September 29, 2004 and effective as of July 1, 2004). Pursuant to this agreement, the Company will pay certain costs associated with a secondary offering by Pan American Financial, L.P. and will receive reimbursement upon the earlier to occur of (a) certain dates which are delineated in the agreement, and (b) the completion of the offering. Guillermo Bron, Chairman of the Board of Directors, is the managing member of PAFGP, LLC, which was the sole general partner of Pan American Financial, L.P. at December 31, 2005.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

10.    Borrowings

The following table sets forth certain information regarding the Company’s short-term borrowed funds at or for the years ended on the dates indicated. All borrowings had original maturities of less than 1 year.

	At or For Years Ended December 31,
	2005	2004
	(Dollars in thousands)
Repurchase agreements
Maximum month-end balance	$549,525	$1,082,061
Balance at end of period	458,885	745,295
Average balance for period	454,657	934,413
Weighted average interest rate on balance at end of period	4.39%	2.41%
Weighted average interest rate on average balance for period	3.24%	1.43%
Securitization notes payable
Maximum month-end balance	$547,047	$420,000
Balance at end of period	521,613	352,564
Average balance for period	400,886	107,018
Weighted average interest rate on balance at end of period	4.08%	2.77%
Weighted average interest rate on average balance for period	4.19%	3.49%
Warehouse line of credit
Maximum month-end balance	$206,639	$101,776
Credit available under warehouse facility	195,991	98,224
Balance at end of period	54,009	101,776
Average balance for period	113,044	16,714
Weighted average interest rate on balance at end of period	4.33%	2.31%
Weighted average interest rate on average balance for period	5.11%	4.15%

The Company negotiates the collateral required for each repurchase agreement on a case-by-case basis. As of December 31, 2005 and 2004 there were $460 million and $770 million, respectively, of securities available for sale, included at fair market value on the Consolidated Statement of Financial Condition, pledged as collateral for repurchase agreement borrowings.

Securitizations

We completed our first securitization in the third quarter of 2004, our second securitization in the second quarter of 2005 and our third securitization in the fourth quarter of 2005. These securitizations are structured as on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create overcollateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of overcollateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contract exceed certain targets, the overcollateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust.

The table below provides information about the outstanding trust assets and liabilities as of December 31, 2005 and 2004.

	December 31, 2005	December 31, 2004
	(Dollars in thousands)
Automobile contracts, net	$582,080	$392,632
Restricted cash	$49,318	$30,692

Total assets	$631,398	$423,324
Total liabilities	$521,613	$352,564

The following table lists each of our securitizations:

Issue Number	Maturity Date(1)	Original Balance	Remaining Balance at December 31, 2005	Original Weighted Average APR	Original Weighted Average Securitization Rate	Gross Interest Rate spread
	(Dollars in thousands)
2004A	September 2010	$420,000	$171,169	22.75%	2.62%	20.13%
2005A	December 2010	$195,000	$134,216	22.80%	3.93%	18.87%
2005B	August 2011	$225,000	$216,228	22.73%	4.78%	17.95%

	Total	$840,000	$521,613

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

Warehouse Facility

As of December 31, 2005 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of December 31, 2005. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

11.    Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Income taxes from continuing operations Income taxes (benefit) from discontinued operations	$18,250 (233)	$13,078 3,382	$7,924 1,480

Total tax expense	$18,017	$16,460	$9,404

Income tax expense attributable to income from continuing operations consists of:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Federal taxes:
Current	$16,969	$13,957	$10,180
Deferred (benefit)	(1,879)	(3,402)	(3,911)

	15,090	10,555	6,269
State taxes:
Current	2,843	2,520	2,304
Deferred (benefit)	317	3	(649)

	3,160	2,523	1,655

Total	$18,250	$13,078	$7,924

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

The tax effects of temporary differences that give rise to significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2005	2004
	(Dollars in thousands)
Deferred tax assets:
Loan loss allowances	$11,472	$10,019
Discontinued operations and accrued lease obligations	—	13
Intangible assets	—	575
Compensation related reserve	667	858
State taxes	913	830
Accrued liabilities	214	35
Unrealized loss on securities available for sale	888	—
Other	185	189

Total gross deferred tax assets	14,339	12,519

Deferred tax liabilities:
FHLB stock dividends	—	(739)
Unrealized gain on securities available for sale	—	(270)
Depreciation and amortization	(495)	(379)

Total gross deferred tax liabilities	(495)	(1,388)

Net deferred tax assets (included in other assets)	$13,844	$11,131

At December 31, 2005 and 2004, UPFC had a net current income tax receivable of $2.2 million and $10.1 million, respectively, which was included in other assets on the Consolidated Statements of Financial Condition.

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Years Ended December 31,
	2005	2004	2003
Expected statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	4.5	5.0	5.5
Other, net	0.8	(0.4)	(0.1)

Effective tax rate	40.3%	39.6%	40.4%

Amounts for the current year are based upon estimates and assumptions as of the date of this report and could vary significantly from amounts shown on the tax returns as filed.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

12.    Commitments And Contingencies

All branch and office locations are leased by us under operating leases expiring at various dates through the year 2011. Rent expense was $3.8 million, $3.4 million and $3.1 million for the years ended December 31, 2005, 2004 and 2003 respectively.

Future minimum rental payments as of December 31, 2005 under existing leases are set forth as follows:

Years ending December 31:	(Dollars in thousands)
2006	$4,252
2007	3,309
2008	2,641
2009	2,058
2010	1,147
2011	91

Total	$13,498

We have entered into automobile contract securitization agreements with investors through wholly owned subsidiaries and trusts in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Sales to these subsidiaries and trusts are treated as secured borrowings for consolidated financial statement presentation purposes. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to these loan sale agreements will not have a material effect on the Company’s consolidated financial position, operating results and cash flows.

We are involved in various claims or legal actions arising in the normal course of business. In the opinion of our management, the ultimate disposition of such matters will not have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

13.    Stock Options

In 1994, UPFC adopted a stock option plan and, in November 1997, June 2001, and June 2002, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 7,750,000. Options issued pursuant to the Plan have been granted at an exercise price of no less than fair market value on the date of grant. Options generally vest over a three to five year period and have a maximum term of ten years.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

Stock option activity is as follows:

	Years Ended December 31,
	Shares 2005	Weighted Average Exercise Price	Shares 2004	Weighted Average Exercise Price	Shares 2003	Weighted Average Exercise Price
	(Dollars in thousands, except per share amounts)
Balance at beginning of year	4,889,550	$7.22	5,078,018	$7.11	5,112,646	$6.39
Granted	474,000	24.10	429,000	17.29	467,500	12.67
Canceled or expired	(195,268)	17.36	(191,314)	13.24	(238,649)	8.11
Exercised	(593,892)	2.28	(426,154)	3.52	(263,479)	2.31

Balance at end of year	4,574,390	10.07	4,889,550	7.22	5,078,018	7.11

Weighted average fair value per share of options granted during the year	$7.98		$10.29		$4.63

We apply APB Opinion No. 25 in accounting for the Plan. Compensation expense related to this stock compensation plan was zero in 2005, 2004 and 2003.

The fair value of options under the Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used: no dividend yield; volatility was the actual 12 month volatility on the date of grant varying from 23% to 39% for 2005, 38% to 47% for 2004 and 30% to 41% for 2003; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant in 2005 varying from 3.65% to 4.52%, 2.79% to 3.94% in 2004 and 1.90% to 3.37% in 2003; and expected lives of three to five years depending on final maturity of the options.

At December 31, 2005, options exercisable to purchase 3,689,990 shares of UPFC’s common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $2.9720	857,504	$1.30	2.40	857,504	$1.30
$2.9721 to $5.9440	733,136	4.21	4.62	675,836	4.20
$5.9441 to $8.9160	183,400	7.01	5.98	138,200	6.93
$8.9161 to $11.8880	1,497,500	10.18	5.41	1,226,700	10.22
$11.8881 to $14.8600	74,000	14.13	5.91	58,000	14.08
$14.8601 to $17.8320	397,850	15.48	5.72	311,850	15.26
$17.8321 to $20.8040	491,500	19.45	6.14	359,800	19.58
$20.8041 to $23.7760	129,500	22.35	9.63	22,600	22.49
$23.7761 to $26.7480	119,500	25.91	9.58	21,400	25.92
$26.7481 to $29.7200	90,500	28.73	9.57	18,100	28.73

	4,574,390	$10.07	5.17	3,689,990	$8.58

The weighted average remaining contractual life of outstanding options was 5.17 years, 5.62 years and 6.34 years for December 31, 2005, 2004 and 2003, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

14.    401(k) Plan

We maintain the 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees. Under the 401(k) Plan, employees may contribute up to the annual dollar limit of $14,000 for 2005 on a pre-tax basis. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by us in 2005, 2004 and 2003 were $381,000, $308,000 and $232,000, respectively.

15.    Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Professional fees	$4,241	$2,280	$649
Loan and collection expenses	4,893	4,285	2,437
Travel and entertainment	3,358	2,163	1,767
Marketing	394	445	496
Data processing	942	985	1,063
Forms, supplies, postage and delivery	1,789	1,345	1,199
Telephone	1,787	1,321	1,474
Insurance premiums	466	815	508
Other	1,342	943	598

Total	$19,212	$14,582	$10,191

16.    Earnings Per Share

We calculate earnings per share as shown below:

	Years Ended December 31,
	2005	2004	2003
	(Dollars in thousands, except per share amounts)
Earnings per share—basic:
Income	$26,665	$23,705	$13,851

Average common shares outstanding	16,874	16,209	15,914

Per basic share	$1.58	$1.46	$0.87

Earnings per share—diluted:
Income	$26,665	$23,705	$13,851

Average common shares outstanding	16,874	16,209	15,914
Add: Stock options	1,770	1,860	1,652

Average common shares outstanding—diluted	18,644	18,069	17,566

Per diluted share	$1.43	$1.31	$0.79

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

17.    Fair Value Of Financial Instruments

The estimated fair value of our financial instruments is as follows at the dates indicated:

	December 31, 2005		December 31, 2004
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in thousands)
Assets:
Cash and cash equivalents (at December 31, 2004, $49,913 included in assets of discontinued operations)	$21,295	$21,295	$54,158	$54,158
Securities available for sale (at December 31, 2004, $10,000 included in assets of discontinued operations)	493,100	493,100	798,090	798,090
Loans, net	604,546	604,546	473,750	473,750
Federal Home Loan Bank stock	—	—	12,159	12,159
Liabilities:
Deposits	—	—	71,916	72,161
Securitization notes payable	521,613	517,513	352,564	350,967
Warehouse line of credit	54,009	54,009	101,776	101,776
Repurchase agreements	458,885	458,885	745,295	745,295

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Because no ready market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

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

Loans, net:    For loans, fair values were estimated at carrying amounts due to their short-term maturity and portfolio interest rates that are equivalent to present market interest rates.

Federal Home Loan Bank Stock:    Since no secondary market exists for FHLB stock and the stock was bought and sold at par by the FHLB, the fair value of these financial instruments approximates the carrying value.

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

Warehouse line of credit:    Warehouse credit facilities have variable rates of interest and maturity of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Repurchase agreements:    The fair value of the other borrowings is considered to approximate carrying value due to the short period to interest rate reset and note rates consistent with present market rates.

18.    Operating Segments

The Company has two reportable segments: automobile finance and investment. The automobile finance segment acquires, holds for investment and services non-prime retail automobile installment sales contracts generated by franchised and independent dealers of used automobiles. The investment segment acquires bonds funded through repurchase agreements with major investment bankers.

The Company’s reportable segments are strategic business units that offer different products and services. They are managed and reported upon separately within the Company.

	At or For Year Ended December 31, 2005
	Auto Finance	Investment	Total
	(Dollars in thousands)
Interest income	$157,529	$17,037	$174,566
Interest expense	22,575	15,383	37,958
Net interest income	134,954	1,654	136,608
Provision for loan losses	31,166	—	31,166
Non-interest income	657	3,620	4,277
Depreciation	1,537	—	1,537
Other non-interest expense	62,057	877	62,934
Income taxes	16,477	1,773	18,250

Segment profit	$24,374	$2,624	$26,998

Total assets	$690,321	$518,851	$1,209,172

	At or For Year Ended December 31, 2004
	Auto Finance	Investment and Banking	Total
Interest income	$117,270	$19,959	$137,229
Interest expense	16,262	10,607	26,869
Net interest income	101,008	9,352	110,360
Provision for loan losses	25,516	—	25,516
Non-interest income	516	2,541	3,057
Depreciation	1,361	—	1,361
Other non-interest expense	43,646	9,894	53,540
Income taxes	12,286	792	13,078

Segment profit	$18,715	$1,207	$19,922

Total assets	$533,491	$881,416	$1,414,907

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

	At or For Year Ended December 31, 2003
	Auto Finance	Banking	Total
Interest income	$81,197	$16,597	$97,794
Interest expense	12,199	9,118	21,317
Net interest income	68,998	7,479	76,477
Provision for loan losses	17,771	—	17,771
Non-interest income	452	1,648	2,100
Depreciation	1,119	—	1,119
Non-interest expense	33,272	6,823	40,095
Income taxes	6,992	932	7,924

Segment profit	$10,296	$1,372	$11,668

Total assets	$370,189	$1,293,250	$1,663,439

19.    Quarterly Results of Operations (Unaudited)

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands, except per share data)
2005:
Net interest income	$31,110	$33,661	$35,488	$36,349
Provision for loan losses	5,713	6,845	8,567	10,041
Non-interest income	1,808	638	708	1,123
Non-interest expense	16,007	15,589	16,196	16,679

Income from continuing operation before income taxes	11,198	11,865	11,433	10,752
Income taxes	4,573	4,827	4,468	4,382

Income from continuing operations	6,625	7,038	6,965	6,370
Income (Loss) from discontinued operations, net of tax	(333)	—	—	—

Net Income	$6,292	$7,038	$6,965	$6,370

Earnings per share—basic	$0.38	$0.42	$0.41	$0.37

Earnings per share—diluted	$0.34	$0.38	$0.37	$0.34

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2005 and 2004

	Three months ended
	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004
	(Dollars in thousands, except per share data)
2004:
Net interest income	$24,357	$26,951	$29,449	$29,603
Provision for loan losses	5,859	4,346	7,266	8,045
Non-interest income	891	669	403	1,094
Non-interest expense	12,346	12,826	15,691	14,037

Income from continuing operations before income taxes	7,043	10,448	6,895	8,615
Income taxes	2,840	4,218	2,847	3,174

Net income from continuing operations	4,203	6,230	4,048	5,441
Income from discontinued operations, net of taxes	428	400	3,260	(305)

Net Income	$4,631	$6,630	$7,308	$5,136

Earnings per share—basic	$0.29	$0.41	$0.45	$0.31

Earnings per share—diluted	$0.26	$0.37	$0.41	$0.28

20.    Trust Preferred Securities

During the year ended December 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust1. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 7.20% as of December 31, 2005. The final maturity of these securities is 30 years, however, they can be called at par any time after five years, at the option of the Company.