Form 10-Q
period 2006-03-31
UNITED PAN AM FINANCIAL CORP
filed 2006-05-04
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The number of shares outstanding of the Registrant’s Common Stock as of April 27, 2006 was 17,243,978 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

March 31, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

(Dollars in thousands)	March 31, 2006	December 31, 2005
	(Unaudited)	(Audited)
Assets
Cash	$5,877	$8,199
Short term investments	12,635	13,096

Cash and cash equivalents	18,512	21,295
Restricted cash	63,181	53,058
Loans	681,465	633,656
Allowance for loan losses	(28,204)	(29,110)

Loans, net	653,261	604,546
Premises and equipment, net	4,147	3,881
Interest receivable	7,334	7,213
Deferred tax assets	12,956	12,956
Other assets	8,596	10,905
Assets of discontinued operations	—	495,318

Total assets	$767,987	$1,209,172

Liabilities and Shareholders’ Equity
Warehouse line of credit	$140,455	$54,009
Securitization notes payable	444,777	521,613
Accrued expenses and other liabilities	7,740	8,806
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations	—	459,519

Total liabilities	603,282	1,054,257

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock (no par value):
Authorized, 30,000,000 shares issued and outstanding; 17,243,978 and 17,120,250 shares issued and outstanding at March 31, 2006 and December 31, 2005, respectively	78,434	76,054
Retained earnings	86,271	80,182
Unrealized loss on securities available for sale, net	—	(1,321)

Total shareholders’ equity	164,705	154,915

Total liabilities and shareholders’ equity	$767,987	$1,209,172

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(In thousands, except per share data)	2006	2005
Interest Income
Loans	$43,456	$33,728
Short term investments	21	46

Total interest income	43,477	33,774

Interest Expense
Securitization notes payable	5,937	2,898
Warehouse line of credit	1,394	1,374
Junior subordinated debentures	191	143

Total interest expense	7,522	4,415

Net interest income	35,955	29,359
Provision for loan losses	6,798	5,713

Net interest income after provision for loan losses	29,157	23,646

Non-interest Income
Loan related charges and fees	759	1,008
Other income	652	44

Total non-interest income	1,411	1,052

Non-interest Expense
Compensation and benefits	12,224	9,533
Occupancy	1,677	1,361
Other	5,378	5,116

Total non-interest expense	19,279	16,010

Income from continuing operations before income taxes	11,289	8,688
Income taxes	4,516	3,549

Income from continuing operations	6,773	5,139
(Loss) income from discontinued operations, net of tax	(684)	1,151

Net income	$6,089	$6,290

Earnings (loss) per share-basic:
Continuing operations	$0.39	$0.31
Discontinued operations	(0.04)	0.07

Net income	$0.35	$0.38

Weighted average basic shares outstanding	17,179	16,538

Earnings (loss) per share-diluted:
Continuing operations	$0.36	$0.28
Discontinued operations	(0.04)	0.06

Net income	$0.32	$0.34

Weighted average diluted shares outstanding	18,963	18,385

See notes to consolidated financial statements. Net income for the three months ended March 31, 2006 included stock-based compensation expense recognized under SFAS No. 123(R) of $347,000, net of tax. There was no stock-based compensation expense recognized during the three months ended March 31, 2005 because the Company did not adopt the recognition provisions of SFAS No. 123. Net income included pro forma stock-based compensation expense as previously disclosed in the notes to the Consolidated Financial Statements for the three months ended March 31, 2005 of $261,000, net of tax. See Note 5 to the Consolidated Financial Statements for additional information.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended March 31,
(In thousands)	2006	2005
Net income	$6,089	$6,290
Other comprehensive income, net of tax
Unrealized loss on securities	—	(150)
Tax effect of unrealized loss on securities	—	61

Comprehensive income	$6,089	$6,201

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$6,773	$5,139
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	6,798	5,713
Accretion of discount on loans	(5,477)	(4,174)
Depreciation and amortization	423	359
Stock-based compensation	578	—
Tax benefit from stock-based compensation	(231)	—
Increase in accrued interest receivable	(121)	(497)
Decrease in other assets	3,630	4,596
Decrease in accrued expenses and other liabilities	(1,066)	(1,767)

Net cash provided by operating activities of continuing operations	11,307	9,369
(Loss) income from discontinued operations	(684)	1,151

Net cash provided by operating activities	10,623	10,520

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(50,036)	(45,434)
Change in assets of discontinued operations	495,318	404,256
Purchase of premises and equipment	(689)	(384)
Proceeds from redemption of FHLB stock	—	12,067

Net cash provided by investing activities	444,593	370,505

Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	(459,519)	(385,656)
Proceeds from warehouse line of credit	89,446	87,240
Repayment of warehouse line of credit	(3,000)	—
Payments on securitization notes payable	(76,836)	(59,603)
Increase in restricted cash	(10,123)	(9,143)
Proceeds from exercise of stock options	1,802	354
Tax benefit from stock-based compensation	231	—

Net cash used in financing activities	(457,999)	(366,808)

Net (decrease) increase in cash and cash equivalents	(2,783)	14,217
Cash and cash equivalents at beginning of period	21,295	4,237

Cash and cash equivalents at end of period	$18,512	$18,454

Supplemental Disclosures of Cash Payments Made for:
Interest	$8,126	$8,131

Income taxes	$2,370	$68

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

At March 31, 2006, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is an entity whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UPFC and UACC. Significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (all adjustments are of normal recurring nature) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses.

Certain amounts in the 2005 financial statements have been reclassified to conform with financial statement presentation in 2006.

3.	Discontinued Operations

In July 2004, the Bank adopted a plan of voluntary dissolution (the “Plan”) to dissolve and ultimately exit its federal thrift charter. The Office of Thrift Supervision (the “OTS”) conditionally approved the Plan in August 2004, subject to the Bank satisfying certain conditions imposed by the OTS.

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

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations. The Company had historically invested in AAA-rated, United States Government Agency securities primarily to satisfy the Qualified Thrift Lender test that required the Bank to hold at least 60% of its assets in mortgage-related securities. Since the dissolution of the Bank in February 2005, the Company had maintained its investment securities portfolio to generate a reasonable rate of return on the Company’s equity capital. Prior to the completion of this sale, the Company’s investment securities portfolio consisted of $276.0 million in investment securities, and was financed with $262.1 million of repurchase agreements. The Company satisfied these repurchase agreements with the proceeds of this sale.

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	March 31, 2006	December 31, 2005
Assets of discontinued operations	$—	$495,318
Liabilities of discontinued operations	$—	$459,519

	Three Months Ended March 31,
	2006	2005
Revenue	$4,782	$6,188
Expense	$5,922	$4,245
(Loss) income from discontinued operations (after applicable income (tax benefits) taxes of $(456), $793, respectively)	$(684)	$1,151

4.	Earnings per Share

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

	Three Months Ended March 31,
(In thousands, except per share amounts)	2006	2005
Earnings per share—basic:
Income from continuing operations	$6,773	$5,139
Discontinued operations	(684)	1,151

Net income	$6,089	$6,290

Average common shares outstanding	17,179	16,538

Per share from continuing operations	$0.39	$0.31
Discontinued operations	(0.04)	0.07

Per share	$0.35	$0.38

Earnings per share—diluted:
Income from continuing operations	$6,773	$5,139
Discontinued operations	(684)	1,151

Net income	$6,089	$6,290

Average common shares outstanding	17,179	16,538
Add: Stock options	1,784	1,847

Average common shares outstanding—diluted	18,963	18,385

Per share from continuing operations	$0.36	$0.28
Discontinued operations	(0.04)	0.06

Per share	$0.32	$0.34

For the three months ended March 31, 2006 and 2005, 77,000 and 298,000 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion” ) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2006 was $578,000. There was no stock-based compensation expense recognized during the three months ended March 31, 2005.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s Consolidated Statement of Operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s Consolidated Statement of Operations, because the exercise price of the Company’s stock options granted equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three months ended March 31, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three months ended March 31, 2006 (there was no share-based compensation expense recognized for the three months ended March 31, 2005).

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Stock-based compensation expense	$(578)	$—
Tax benefit	231	—

Stock-based compensation expense, net of tax	$(347)	$—

The table below reflects net income and diluted net income per share for the three months ended March 31, 2006 compared with the pro forma information for the three months ended March 31, 2005.

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net income - as reported for prior period (1)	N/A	$6,290
Stock-based compensation expense	$(578)	(441)
Tax benefit	231	180

Stock-based compensation expense, net of tax (2)	(347)	261
Net income, including the effect of stock-based compensation expense (3)	$6,089	$6,029

Diluted net income per share – as reported for prior period (1)	N/A	$0.34

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.32	$0.33

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS No. 123.

The fair value of options under the Company’s Amended and Restated 1997 Employee Stock Incentive Plan (the “Plan”) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 12 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of three to five years depending on final maturity of the options.

Three Months ended March 31,
	2006	2005
Expected dividends	$—	$—
Expected volatility	30% to 31%	32% to 38%
Risk-free interest rate	4.29% to 4.76%	3.66% to 4.27%
Expected life (in years)	3 to 5 years	3 to 5 years

At March 31, 2006, there was $5.4 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 4.99 years. A summary of option activity for the three months ended March 31, 2006 is as follows.

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	4,574,390	$10.07
Granted	98,000	27.57
Canceled or expired	(37,900)	18.34
Exercised	(123,728)	6.99

Balance, March 31, 2006	4,510,762	10.47

At March 31, 2006, options exercisable to purchase 3,856,962 shares of UPFC’s common stock under the Plan were outstanding as follows.

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $2.9720	812,504	$1.32	2.16	812,504	$1.32
$2.9721 to $5.9440	715,108	4.20	4.34	711,808	4.20
$5.9441 to $8.9160	149,200	6.99	5.56	106,000	6.87
$8.9161 to $11.8880	1,494,500	10.18	5.16	1,456,700	10.19
$11.8881 to $14.8600	69,000	14.11	5.49	56,000	14.07
$14.8601 to $17.8320	380,850	15.43	5.37	303,250	15.21
$17.8321 to $20.8040	462,600	19.50	5.77	343,800	19.62
$20.8041 to $23.7760	128,500	22.35	9.39	24,900	22.37
$23.7761 to $26.7480	136,500	25.91	9.39	23,900	25.91
$26.7481 to $29.7200	162,000	28.35	9.55	18,100	28.73

	4,510,762	$10.47	4.99	3,856,962	$8.68

At March 31, 2006, 504,410 shares of common stock were reserved for future grants or issuances under the Plan.

6.	Allowance for Loan Losses

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

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post 2003 losses. As a result of the incurrence of post-2003 losses at approximately 87% of the historical loss curve, there is a difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. Starting in the first quarter of 2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio as a result of the new underwriting guide line and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the impact of the Company’s improved underwriting policies. The impact due to the change in accounting estimate described above was a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax).

7.	Recent Accounting Developments

In February 2006, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FAS 123 (R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. This FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement SFAS No. 123(R). As of March 31, 2006, this pronouncement had no material impact on our consolidated financial statements.

In March 2006, the FASB issued FSP No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of FAS 156 are effective as of the beginning of our first fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statement. As of March 31, 2006, this pronouncement had no material impact on our consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

8.	Restricted Cash

Restricted cash relates to $22.4 million of deposits held as collateral for securitized obligations and warehouse liabilities at March 31, 2006 compared with $19.9 million at December 31, 2005. Additionally, $40.8 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $33.2 million at December 31, 2005.

9.	Loans

Loans are summarized as follows:

	March 31, 2006	December 31, 2005
Loans	$720,134	$669,597
Unearned finance charges	(3,194)	(3,435)
Unearned discounts	(35,475)	(32,506)
Allowance for loan losses	(28,204)	(29,110)

Total loans, net	$653,261	$604,546

Contractual weighted average interest rate	22.72%	22.72%

The activity in the allowance for loan losses consists of the following:

	At or For the Three Months Ended March 31, 2006	At or For the Year Ended December 31,
		2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,110	$25,593	$24,982
Provision for loan losses	6,798	31,166	25,516
Charge-offs	(8,343)	(30,063)	(26,386)
Recoveries	639	2,414	1,481

Net charge-offs	(7,704)	(27,649)	(24,905)

Balance at end of period	$28,204	$29,110	$25,593

The total allowance for loan losses was $28.2 million at March 31, 2006 compared with $29.1 million at December 31, 2005, representing 4.14% of loans, less unearned discount, at March 31, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $35.5 million at March 31, 2006 compared with $32.5 million at December 31, 2005, representing 4.95% of loans at March 31, 2006 and 4.88% at December 31, 2005.

10.	Borrowings

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

The table below provides information about the outstanding trust assets and liabilities as of March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(Dollars in thousands)
Automobile contracts, net	$528,950	$582,080
Restricted cash	$52,117	$49,318

Total assets	$581,067	$631,398
Total liabilities	$444,777	$521,613

The following table lists each of our securitizations as of March 31, 2006.

Issue Number	Maturity Date(1)	Original Balance	Remaining Balance at March 31, 2006	Original Weighted Average APR	Original Weighted Average Securitization Rate	Gross Interest Rate spread
(Dollars in thousands)
2004A	September 2010	$420,000	$140,672	22.75%	2.62%	20.13%
2005A	December 2010	$195,000	$116,987	22.80%	3.93%	18.87%
2005B	August 2011	$225,000	$187,118	22.73%	4.78%	17.95%

	Total	$840,000	$444,777

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Warehouse Facility

As of March 31, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of March 31, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

11.	Trust Preferred Securities

During the year ended December 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 7.65% as of March 31, 2006. The final maturity of these securities is 30 years, however, they can be called at par any time after five years, at the option of the Company.

12.	Consolidation of Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), was issued in December 2003. The assets, liabilities and results of operations of our trusts associated with securitizations and trust preferred securities have been included in our consolidated financial statements.

13.	Redemption of the Preferred Stock of AirTime Technologies Inc.

In connection with the discontinuation of UPFC’s operations related to World Cash Technologies, Inc., a wholly-owned subsidiary of UPFC, UPFC recorded a charge of $500,000 in both 2000 and 2001 to write off the preferred stock of AirTime Technologies, Inc. owned by UPFC through World Cash Technologies, Inc. In March 2006, an agreement was reached to merge AirTime Technologies Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by UPFC through World Cash Technologies Inc. was redeemed for $520,000.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 4 to our Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K.

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

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post 2003 losses. As a result of the incurrence of post-2003 losses at approximately 87% of the historical loss curve, there is a significant difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. Starting in the first quarter of 2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio as a result of the new underwriting guideline and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the impact of the Company’s improved underwriting policies. The impact due to the change in accounting estimate described above was a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax).

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion” ) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R)
-for the three months ended March 31, 2006 was $578,000. There was no stock-based compensation expense recognized during the three months ended March 31, 2005.

Discontinued Operations

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations. The Company had historically invested in AAA-rated, United States Government Agency securities primarily to satisfy the Qualified Thrift Lender test that required the Bank to hold at least 60% of its assets in mortgage-related securities. Since the dissolution of the Bank in February 2005, the Company had maintained its investment securities portfolio to generate a reasonable rate of return on the Company’s equity capital. Prior to the completion of this sale, the Company’s investment securities portfolio consisted of $276.0 million in investment securities, and was financed with $262.1 million of repurchase agreements. The Company satisfied these repurchase agreements with the proceeds of this sale and has recorded an after-tax loss of $0.7 million from the discontinuation of its investment segment for the quarter ended March 31, 2006.

Risk Factors

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks, and the trading price of our common stock could decline. These risks should be read in conjunction with the other information contained in this Quarterly Report on Form 10-Q.

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

We have realized substantial growth in our automobile finance business since its inception in 1996. Consequently, we are vulnerable to a variety of business risks generally associated with rapidly growing companies. At March 31, 2006, we had 113 branches, of which 4 were opened in 1996, 5 in 1997, 5 in 1998, 6 in 1999, 8 in 2000, 12 in 2001, 14 in 2002, 16 in 2003, 17 in 2004, 20 in 2005 and 6 in 2006. The amount of automobile contracts purchased has increased from $151.6 million for 2001 to $184.4 million for 2002 to $265.4 million for 2003 to $368.0 million for 2004 to $461.5 million for 2005. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand the number of branches, attract qualified branch managers, and expand our relationships with independent and franchised dealers of used automobiles. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses.

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

As of March 31, 2006, Pan American Financial, L.P. and its general partner, PAFGP, LLC, together owned 6,673,515 shares of our common stock, representing 38.7% of our total outstanding common stock. Our Chairman, Guillermo Bron, beneficially owns these shares through his sole ownership, and position as Managing Member, of PAFGP. As a result, our officers and directors, acting together, will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to a our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of March 31, 2006, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest unless we make a redemption call before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 32 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases there is conflict among jurisdictions. From time to time, legislation, as well as regulations, are enacted which have the effect of increasing the cost of doing business, limiting or expanding permissible activities, or affecting the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of non-compliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Comparison of Operating Results for the Three Months Ended March 31, 2006 and 2005

General

For the three months ended March 31, 2006, our net income decreased $0.2 million to $6.1 million from $6.3 million for the three months ended March 31, 2005.

The decrease in net income was due primarily to a $3.3 million increase in non-interest expense, a $1.1 million increase in provision for loan losses, a $1.0 million increase in income taxes and a $1.8 million increase in loss from discontinued operations, net of tax, partially offset by a $6.6 million increase in net interest income and a $0.4 million increase in non-interest income. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business. The increase in the provision for loan losses was due primarily to a $130.9 million increase in average automobile contracts, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 6 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

Automobile contracts purchased increased $25.2 million to $145.8 million for the three months ended March 31, 2006 from $120.6 million for the three months ended March 31, 2005, as a result of the growth of our automobile finance business.

Interest Income

Interest income increased to $43.5 million for the three months ended March 31, 2006 from $33.7 million for the three months ended March 31, 2005 due primarily to a $130.9 million increase in average loans. The increase in average loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $7.5 million for the three months ended March 31, 2006 from $4.4 million for the three months ended March 31, 2005 due to a 132 basis point increase in average interest rate on securitization notes payable, a 228 basis point increase in average interest rate on warehouse borrowings, a $162.0 million increase in average balance of securitization notes payable, partially offset by a $50.2 million decrease in average balance of warehouse borrowings. Securitization notes payable had an average balance of $483.2 million in the three months ended March 31, 2006 compared to $321.1 million for the same period in 2005 due to the completion of a $195.0 million securitization in April 2005 and a $225.0 million securitization in December 2005. Warehouse borrowings had an average balance of $90.8 million in the three months ended March 31, 2006 compared to $141.0 million for the same period in 2005 because of funding of new automobile contracts partially offset by the two securitizations in 2005.

Average Balance Sheets

The following table sets forth information relating to our operations for the three month periods ended March 31, 2006 and 2005. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended March 31,
	2006			2005
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments(5)	$387,501	$4,804	5.03%	$572,482	$4,453	3.15%
Loans, net(2)	625,359	43,456	28.18%	494,460	33,728	27.66%

Total interest earning assets	1,012,860	$48,260	19.32%	1,066,942	$38,181	14.51%

Non-interest earning assets	44,834			89,728

Total assets	$1,057,694			$1,156,670

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	90,758	1,394	6.23%	141,006	1,374	3.95%
Securitization notes payable	483,159	5,937	4.98%	321,134	2,898	3.66%
Repurchase agreements(5)	307,213	4,243	5.60%	548,008	3,547	2.62%
Junior subordinated debentures	10,310	191	7.51%	10,310	143	5.63%

Total interest bearing liabilities	891,440	$11,765	5.35%	1,020,458	$7,962	3.16%

Non-interest bearing liabilities	7,249			6,978

Total liabilities	898,689			1,027,436
Equity	159,005			129,234

Total liabilities and equity	$1,057,694			$1,156,670

Net interest income before provision for loan losses		$36,495			$30,219

Net interest rate spread(3)			13.97%			11.35%
Net interest margin(4)			14.61%			11.49%
Ratio of interest earning assets to interest bearing liabilities			114%			105%

(1)	Average balances computed on a month-end basis.

(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest earning assets.

(5)	Included in discontinued operations.

Provision and Allowance for Loan Losses

The provision for loan losses was $6.8 million for the three months ended March 31, 2006 compared to $5.7 million for the three months ended March 31, 2005. The increase in the provision for loan losses was due primarily to a $130.9 million increase in average automobile contracts, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 6 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

The total allowance for loan losses was $28.2 million at March 31, 2006 compared with $25.0 million at March 31, 2005, representing 4.14% of loans less unearned discounts at March 31, 2006 and 4.60% at March 31, 2005. Additionally, unearned discounts on loans totaled $35.5 million at March 31, 2006 compared with $27.9 million at March 31, 2005, representing 4.95% of loans at March 31, 2006 compared with 4.89% at March 31, 2005. The increase in allowance for loan losses and unearned discounts on loans was due primarily to a $146.4 million increase in loans outstanding, which increased to $716.9 million at March 31, 2006 from $570.5 million at March 31, 2005.

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

Annualized net charge-offs to average loans were 4.53% for the three months ended March 31, 2006 compared with 4.71% for the three months ended March 31, 2005. The decrease in net charge-offs to average loans was due primarily to a $130.9 million increase in average automobile contracts.

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $1.4 million for the three months ended March 31, 2006 from $1.1 million for the three months ended March 31, 2005. This increase was primarily the result of the redemption of the preferred stock of AirTime Technologies Inc. held by World Cash Technologies Inc., a wholly-owned subsidiary of UPFC. In March 2006, an agreement was reached to merge AirTime Technologies Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by UPFC through World Cash Technologies Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $3.3 million to $19.3 million for the three months ended March 31, 2006 from $16.0 million for the three months ended March 31, 2005. This increase was driven primarily by an increase in salaries, employee benefit costs and occupancy expenses associated with the growth of our automobile finance business. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 738 employees in 113 branches as of March 31, 2006, from 616 employees in 92 branches as of March 31, 2005.

Income Taxes

Income taxes before discontinued operations increased $1.0 million to $4.5 million for the three months ended March 31, 2006 from $3.5 million for the three months ended March 31, 2005. This increase occurred primarily as a result of a $2.6 million increase in taxable income from continuing operations before income taxes.

Loss (Income) From Discontinued Operations, Net of Tax

Loss from discontinued operations , net of tax, was $0.7 million for the three month ended March 31, 2006. Income from discontinued operations, net of tax, was $1.2 million for the three months ended March 31, 2005. On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations.

Comparison of Financial Condition at March 31, 2006 and December 31, 2005

Total assets decreased $441.2 million, to $768.0 million at March 31, 2006, from $1,209.2 million at December 31, 2005. The decrease resulted primarily from a $495.3 million decrease in assets of discontinued operations to zero at March 31, 2006 from $495.3 million at December 31, 2005, partially offset by a $48.7 million increase in loans. The increase in loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Warehouse line of credit borrowing increased to $140.5 million as of March 31, 2006 from $54.0 million as of December 31, 2005 due to the borrowings to fund additional automobile contracts.

Securitization notes payable decreased to $444.8 million at March 31, 2006 from $ 521.6 million at December 31, 2005 due to payments on the automobile contracts backing the securitized borrowings.

Liabilities of discontinued operations decreased to zero at March 31, 2006 from $459.5 million at December 31, 2005.

Shareholders’ equity increased to $164.7 million at March 31, 2006 from $154.9 million at December 31, 2005, primarily as a result of net income of $6.1 million during the three months ended March 31, 2006 and $2.4 million additional capital obtained as of result of stock options exercised.

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

Our primary uses of cash include:

•	acquisition of automobile contracts;

•	interest expense;

•	operating expenses; and

•	securitization costs.

The capital resources available to us include:

•	interest income on automobile contracts;

•	servicing fees that we earn under our securitizations;

•	releases of excess cash from the spread accounts relating to the securitizations;

•	securitization proceeds;

•	borrowings under our credit facilities; and

•	releases of excess cash from our warehouse facilities.

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

Warehouse Facility

As of March 31, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of March 31, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

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

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2006.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$140,455	$—	$—	$—	$140,455
Securitization notes payable	184,633	228,615	31,529	—	444,777
Operating lease obligations	4,287	6,372	3,380	253	14,292
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$329,375	$234,987	$34,909	$10,563	$609,834

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio

At March 31, 2006, our net loan portfolio, net of unearned finance charges and allowance for loan losses, consisted of $653.3 million, representing 85.1% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2006	December 31, 2005
Loans	$720,134	$669,597
Unearned finance charges	(3,194)	(3,435)
Unearned discounts	(35,475)	(32,506)
Allowance for loan losses	(28,204)	(29,110)

Total loans, net	$653,261	$604,546

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at March 31, 2006 based on final maturity. Automobile contract balances are reflected before unearned discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)

Total loans	$14,462	$227,174	$472,306	$2,998	$716,940

All loans are fixed rate loans.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $28.2 million at March 31, 2006 compared with $29.1 million at December 31, 2005, representing 4.14% of loans less unearned discounts at March 31, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $35.5 million at March 31, 2006 compared with $32.5 million at December 31, 2005, representing 4.95% of loans at March 31, 2006 compared with 4.88% at December 31, 2005.

Allowance for Loan Losses

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended March 31, 2006	At or For the Year Ended December 31,
		2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,110	$25,593	$24,982
Provision for loan losses	6,798	31,166	25,516
Charge-offs	(8,343)	(30,063)	(26,386)
Recoveries	639	2,414	1,481

Net charge-offs	(7,704)	(27,649)	(24,905)

Balance at end of period	$28,204	$29,110	$25,593

Annualized net charge-offs to average loans	4.53%	4.51%	5.24%
Ending allowance to period end loans net of unearned discounts	4.14%	4.59%	5.13%

The allowance for loan losses decreased from $29.1 million at December 31, 2005 to $28.2 million at March 31, 2006 due primarily to a change in accounting estimate of $1.7 million resulting from continued improvement in the quality of the Company’s loan portfolio and reduction in losses.

Nonaccrual and Past Due Loans

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at March 31, 2006, December 31, 2005 and 2004.

Loan Delinquencies	March 31, 2006	% of Total Loans	December 31, 2005	% of Total Loans	December 31, 2004	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$2,803	0.39%	$3,697	0.55%	$2,522	0.48%
60 to 89 days	1,043	0.15%	1,548	0.23%	856	0.16%
90+ days	580	0.08%	802	0.12%	416	0.08%

Total	$4,426	0.62%	$6,047	0.90%	$3,794	0.72%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at March 31, 2006, December 31, 2005 and 2004. Loans over 30 days delinquent are considered nonaccrual loans.

	March 31, 2006	December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans
Total nonaccrual loans	$7,859	$9,838	$7,169

Non accrual loans as a percentage of total loans	1.10%	1.48%	1.36%
Allowance for loan losses as a percentage of gross loans net of unearned discounts	4.14%	4.59%	5.13%

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and shareholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our recent shift of the funding source of our business, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, rapid growth of our businesses, general economic conditions, and other factors or conditions described under the caption “Risk Factors” of this Item 1. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	May 4, 2006	By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President (Principal Executive Officer)

	May 4, 2006	By:	/s/ GARLAND W. KOCH
Garland W. Koch
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)