Form 10-Q
period 2006-06-30
UNITED PAN AM FINANCIAL CORP
filed 2006-07-31
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 000-24051

UNITED PANAM FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

California	94-3211687
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3990 Westerly Place, Suite 200 Newport Beach, CA	92660
(Address of Principal Executive Offices)	(Zip Code)

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

At July 28, 2006, there were 17,779,937 shares of the Registrant’s common stock outstanding.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

June 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2006	December 31, 2005
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$7,151	$8,199
Short term investments	8,440	13,096

Cash and cash equivalents	15,591	21,295
Restricted cash	65,124	53,058
Loans	729,992	633,656
Allowance for loan losses	(30,652)	(29,110)

Loans, net	699,340	604,546
Premises and equipment, net	4,690	3,881
Interest receivable	7,854	7,213
Deferred tax assets	12,956	12,956
Other assets	21,138	10,905
Assets of discontinued operations	—	495,318

Total assets	$826,693	$1,209,172

Liabilities and Shareholders’ Equity
Warehouse line of credit	$18,548	$54,009
Securitization notes payable	617,044	521,613
Accrued expenses and other liabilities	8,924	8,806
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations	—	459,519

Total liabilities	654,826	1,054,257

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 17,778,930 and 17,120,250 shares issued and outstanding at June 30, 2006 and December 31, 2005, respectively	78,886	76,054
Retained earnings	92,981	80,182
Unrealized loss on securities available for sale, net	—	(1,321)

Total shareholders’ equity	171,867	154,915

Total liabilities and shareholders’ equity	$826,693	$1,209,172

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest Income
Loans	$47,615	$37,819	$91,071	$71,547
Short term investments	2	44	23	90

Total interest income	47,617	37,863	91,094	71,637

Interest Expense
Securitization notes payable	5,695	4,336	11,632	7,234
Warehouse line of credit	2,488	1,015	3,882	2,390
Junior subordinated debentures	205	156	396	299

Total interest expense	8,388	5,507	15,910	9,923

Net interest income	39,229	32,356	75,184	61,714
Provision for loan losses	9,741	6,845	16,539	12,558

Net interest income after provision for loan losses	29,488	25,511	58,645	49,156

Non-interest Income
Loan related charges and fees	737	950	1,496	1,958
Other income	155	145	807	189

Total non-interest income	892	1,095	2,303	2,147

Non-interest Expense
Compensation and benefits	12,470	9,756	24,694	19,289
Occupancy	1,787	1,381	3,464	2,742
Other	4,761	4,452	10,139	9,565

Total non-interest expense	19,018	15,589	38,297	31,596

Income from continuing operations before income taxes	11,362	11,017	22,651	19,707
Income taxes	4,652	4,484	9,168	8,032

Income from continuing operations	6,710	6,533	13,483	11,675
Income (loss) from discontinued operations, net of tax	—	505	(684)	1,655

Net income	$6,710	$7,038	$12,799	$13,330

Earnings (loss) per share-basic:
Continuing operations	$0.38	$0.39	$0.77	$0.70
Discontinued operations	—	0.03	(0.04)	0.10

Net income	$0.38	$0.42	$0.73	$0.80

Weighted average basic shares outstanding	17,797	16,798	17,479	16,668

Earnings (loss) per share-diluted:
Continuing operations	$0.35	$0.35	$0.71	$0.63
Discontinued operations	—	0.03	(0.04)	0.09

Net income	$0.35	$0.38	$0.67	$0.72

Weighted average diluted shares outstanding	19,283	18,705	19,119	18,528

See notes to consolidated financial statements. Net income for the three and six months ended June 30, 2006 included stock-based compensation expense recognized under SFAS No. 123(R) of $304,000 and $651,000 net of tax, respectively. There was no stock-based compensation expense recognized during the three and six months ended June 30, 2005 because the Company did not adopt the recognition provisions of SFAS No. 123. The notes to the Consolidated Financial Statements include the pro forma impact to net income for stock-based compensation expense for the three and six months ended June 30, 2005 of $267,000 and $525,000 net of tax, respectively. See Note 6 to the Consolidated Financial Statements for additional information.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2004	16,525,358	$70,332	$53,517	$404	$124,253
Net income	—	—	13,330	—	13,330
Exercise of stock options, net	432,336	747	—	—	747
Tax effect of exercised stock options	—	3,623	—	—	3,623
Change in unrealized gain on securities, net	—	—	—	17	17
Other	—	—	(2)	—	(2)

Balance, June 30, 2005	16,957,694	$74,702	$66,845	$421	$141,968

Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	12,799	—	12,799
Exercise of stock options, net	658,680	(9,389)	—	—	(9,389)
Tax effect of exercised stock options	—	11,128	—	—	11,128
Stock-based compensation expense	—	1,093	—	—	1,093
Loss on disposition of securities, net	—	—	—	1,321	1,321

Balance, June 30, 2006	17,778,930	$78,886	$92,981	$—	$171,867

Supplemental Information

On June 27, 2006, the Board of Directors approved a share repurchase program which authorizes the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2006. See Note 5 to the Consolidated Financial Statements for additional information.

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2006	2005	2006	2005
Net income	$6,710	$7,038	$12,799	$13,330
Other comprehensive income, net of tax
Unrealized gain on securities	—	179	—	29
Tax effect of unrealized gain on securities	—	(73)	—	(12)

Comprehensive income	$6,710	$7,144	$12,799	$13,347

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$13,483	$11,675
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	16,539	12,558
Accretion of discount on loans	(11,436)	(9,047)
Depreciation and amortization	886	731
Stock-based compensation	1,093	—
Tax benefit from stock-based compensation	(442)	—
Increase in accrued interest receivable	(641)	(725)
(Increase) decrease in other assets	(11,326)	4,281
Increase (decrease) in accrued expenses and other liabilities	118	(2,271)

Net cash provided by operating activities of continuing operations	8,274	17,202
(Loss) income from discontinued operations	(684)	1,655

Net cash provided by operating activities	7,590	18,857

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(99,897)	(89,295)
Change in assets of discontinued operations	496,639	429,868
Purchase of premises and equipment	(1,695)	(787)
Proceeds from redemption of FHLB stock	—	11,903

Net cash provided by investing activities	395,047	351,689

Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	(459,519)	(409,551)
Proceeds from warehouse line of credit	215,613	189,878
Repayment of warehouse line of credit	(251,074)	(200,990)
Proceeds from securitization	242,000	195,000
Payments on securitization notes payable	(146,569)	(121,692)
Increase in restricted cash	(12,066)	(12,287)
Proceeds from exercise of stock options	2,832	4,370
Tax benefit from stock-based compensation	442	—

Net cash used in financing activities	(408,341)	(355,272)

Net (decrease) increase in cash and cash equivalents	(5,704)	15,274
Cash and cash equivalents at beginning of period	21,295	4,237

Cash and cash equivalents at end of period	$15,591	$19,511

Supplemental Disclosures of Cash Payments Made for:
Interest	$12,001	$16,821

Income taxes	$8,782	$798

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

At June 30, 2006, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC is an entity whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

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

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and as required by the OTS as a condition to the cancellation of the Bank’s federal charter, the Company has irrevocably guaranteed all remaining obligations of the Bank. The remaining obligations that the Company guaranteed were attributable primarily to insured deposits, which were effectively sold on February 11, 2005. As of June 30, 2006, there have been no claims relating to the obligations of the Bank, and management believes that there will be no material claims relating to such obligations in the future.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	June 30, 2006	December 31, 2005
Assets of discontinued operations	$—	$495,318
Liabilities of discontinued operations	$—	$459,519

	Three Months Ended June 30,
	2006	2006
Revenue	$—	$4,168
Expense	$—	$3,320
Income from discontinued operations (after applicable income taxes of $0, $343, respectively)	$—	$505

	Six Months Ended June 30,
	2006	2005
Revenue	$4,782	$10,356
Expense	$5,922	$7,566
(Loss) income from discontinued operations (after applicable income (tax benefits) taxes of $(456), $1,135, respectively)	$(684)	$1,655

4.	Earnings per Share

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Earnings per share—basic:
Income from continuing operations	$6,710	$6,533	$13,483	$11,675
Income (loss) from discontinued operations	—	505	(684)	1,655

Net income	$6,710	$7,038	$12,799	$13,330

Weighted average common shares outstanding	17,797	16,798	17,479	16,668

Per share from continuing operations	$0.38	$0.39	$0.77	$0.70
Per share from discontinued operations	—	0.03	(0.04)	0.10

Per share	$0.38	$0.42	$0.73	$0.80

Earnings per share—diluted:
Income from continuing operations	$6,710	$6,533	$13,483	$11,675
Income (loss) from discontinued operations	—	505	(684)	1,655

Net income	$6,710	$7,038	$12,799	$13,330

Weighted average common shares outstanding	17,797	16,798	17,479	16,668
Add: Dilutive effect of stock options	1,486	1,907	1,640	1,860

Common stock and common stock equivalents	19,283	18,705	19,119	18,528

Per share from continuing operations	$0.35	$0.35	$0.71	$0.63
Per share from discontinued operations	—	0.03	(0.04)	0.09

Per share	$0.35	$0.38	$0.67	$0.72

For the three months ended June 30, 2006 and 2005, 349,706 and 110,500 average shares and for the six months ended June 30, 2006 and 2005, 230,174 and 204,250 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	Share Repurchase Program

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2006.

6.	Stock-Based Compensation

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $515,000 and $1,093,000, respectively. There was no stock-based compensation expense recognized during the three and six months ended June 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and six months ended June 30, 2006 (there was no share-based compensation expense recognized for the three and six months ended June 30, 2005).

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Stock-based compensation expense	$(515)	$—	$(1,093)	$—
Tax benefit	211	—	442	—

Stock-based compensation expense, net of tax	$(304)	$—	$(651)	$—

The table below reflects net income and diluted net income per share for the three and six months ended June 30, 2006 compared with the pro forma information for the three and six months ended June 30, 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income – as reported for prior period (1)	N/A	$7,038	N/A	$13,330
Stock-based compensation expense	$(515)	(450)	$(1,093)	(886)
Tax benefit	211	183	442	361

Stock-based compensation expense, net of tax (2)	(304)	(267)	(651)	(525)
Net income, including the effect of stock-based compensation expense (3)	$6,710	$6,771	$12,799	$12,805

Diluted net income per share – as reported for prior period (1)	N/A	$0.38	N/A	$0.72

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.35	$0.36	$0.67	$0.69

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS No. 123. For the three and six months ended June 30, 2006 stock-based compensation expense is already included in net income.

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

	Three Months Ended	Six Months Ended
	June 30, 2006
Expected dividends	$—	$—
Expected volatility	32.31%	32.31%
Risk-free interest rate	4.95%	4.73%
Expected life (in years)	5 years	5 years

At June 30, 2006, there was $7.4 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 5.74 years. A summary of option activity for the six months ended June 30, 2006 is as follows.

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	4,574,390	$10.07
Granted	495,000	29.46
Canceled or expired	(84,400)	20.21
Exercised	(1,087,523)	3.37

Balance, June 30, 2006	3,897,467	14.18

At June 30, 2006, options exercisable to purchase 2,933,667 shares of the Company’s common stock under the Plan were outstanding as follows.

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	$2.35	3.69	16,469	$2.35
$3.1651 to $6.3300	704,648	4.25	4.12	696,048	4.23
$6.3301 to $9.4950	116,300	7.06	5.08	82,400	6.91
$9.4951 to $12.6600	1,403,500	10.20	4.92	1,375,700	10.20
$12.6601 to $15.8250	336,750	14.91	4.27	313,550	14.89
$15.8251 to $18.9900	172,400	17.42	6.88	89,100	17.72
$18.9901 to $22.1550	401,200	20.03	5.56	278,100	20.01
$22.1551 to $25.3200	87,000	23.10	9.21	16,600	23.14
$25.3201 to $28.4850	208,200	26.78	9.09	54,600	26.22
$28.4851 to $31.6500	451,000	29.87	9.68	11,100	29.34

	3,897,467	$14.18	5.74	2,933,667	$10.75

At June 30, 2006, 153,910 shares of common stock were reserved for future grants or issuances under the Plan.

7.	Allowance for Loan Losses

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days. Loans over 30 days delinquent are considered nonaccrual loans.

The allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months (net of remaining unearned income) at each reporting date. We account for such contracts by static pool, stratified into three-month buckets, so that the credit risk in each individual static pool could be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool.

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post-2003 losses. As a result of the incurrence of post-2003 losses at approximately 87% of the historical loss curve, there is a difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. Starting in the first quarter of 2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio as a result of the new underwriting guide line and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the impact of the Company’s improved underwriting policies. The impact due to the change in accounting estimate described above was a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax).

8.	Recent Accounting Developments

In February 2006, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FAS 123 (R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. This FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement SFAS No. 123(R). As of June 30, 2006, this pronouncement had no material impact on our consolidated financial statements.

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

9.	Restricted Cash

Restricted cash relates to $24.8 million of deposits held as collateral for securitized obligations and warehouse liabilities at June 30, 2006 compared with $19.9 million at December 31, 2005. Additionally, $40.3 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $33.2 million at December 31, 2005.

10.	Loans

Loans are summarized as follows:

	June 30, 2006	December 31, 2005
Loans	$771,006	$669,597
Unearned finance charges	(3,045)	(3,435)
Unearned discounts	(37,969)	(32,506)
Allowance for loan losses	(30,652)	(29,110)

Total loans, net	$699,340	$604,546

Contractual weighted average interest rate	22.70%	22.72%

The activity in the allowance for loan losses consists of the following:

	At or For the Six Months Ended June 30, 2006	At or For the Year Ended December 31,
		2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,110	$25,593	$24,982
Provision for loan losses	16,539	31,166	25,516
Charge-offs	(16,494)	(30,063)	(26,386)
Recoveries	1,497	2,414	1,481

Net charge-offs	(14,997)	(27,649)	(24,905)

Balance at end of period	$30,652	$29,110	$25,593

The total allowance for loan losses was $30.7 million at June 30, 2006 compared with $29.1 million at December 31, 2005, representing 4.20% of loans, less unearned discount, at June 30, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $38.0 million at June 30, 2006 compared with $32.5 million at December 31, 2005, representing 4.94% of loans at June 30, 2006 and 4.88% at December 31, 2005.

11.	Borrowings

Securitizations

We completed our first securitization in the third quarter of 2004, our second securitization in the second quarter of 2005, our third securitization in the fourth quarter of 2005 and our fourth securitization in the second quarter of 2006. These securitizations are structured as on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

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

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contract exceed certain targets, the over collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust.

The table below provides information about the outstanding trust assets, not including the assets related to the warehouse line of credit and liabilities as of June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans pledged as collateral, net	$680,354	$582,080
Restricted cash	$61,825	$49,318

Total assets	$742,179	$631,398
Total liabilities	$617,044	$521,613

The following table lists each of our securitizations as of June 30, 2006.

Issue Number	Maturity Date(1)	Original Balance	Remaining Balance at June 30, 2006	Original Weighted Average APR	Original Weighted Average Securitization Rate	Gross Interest Rate spread
(Dollars in thousands)
2004A	September 2010	$420,000	$113,904	22.75%	2.62%	20.13%
2005A	December 2010	$195,000	$100,149	22.80%	3.93%	18.87%
2005B	August 2011	$225,000	$160,991	22.73%	4.78%	17.95%
2006A	May 2012	$242,000	$242,000	22.75%	5.43%	17.32%

	Total	$1,082,000	$617,044

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Warehouse Facility

As of June 30, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of June 30, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

12.	Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.12% as of June 30, 2006. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

13.	Consolidation of Variable Interest Entities

FASB Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), was issued in December 2003. FIN 46(R) provides guidance when an enterprise should consolidate another entity if that entity is not controlled based on traditional voting interests or is thinly capitalized. The assets, liabilities and results of operations of our trusts associated with securitizations and trust preferred securities have been included in our consolidated financial statements.

14.	Redemption of the Preferred Stock of AirTime Technologies Inc.

In connection with the discontinuation of the Company’s operations related to WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company, the Company recorded a charge of $500,000 in both 2000 and 2001 to write off the preferred stock of AirTime Technologies, Inc. owned by the Company through WorldCash Technologies, Inc. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000 in the first quarter of 2006.

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

We fund our business through warehouse financing and periodic securitizations. We have a warehouse line of credit with Deutsche Bank to fund our ongoing operations. This facility was originally $200 million, and was increased to $250 million in the first quarter of 2005. In September 2004, we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. In April 2005, we closed our second securitization composed of a $195 million offering of automobile receivable backed securities. In November 2005, we closed our third securitization composed of a $225 million offering of automobile receivable backed securities. In June 2006, we closed our fourth securitization composed of a $242 million offering of automobile receivable backed securities. We plan to price a new securitization approximately every six months.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 4 to our Notes to Consolidated Financial Statements presented in our 2005 Annual Report on Form 10-K.

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

Securitization Transactions

The transfer of our automobile contracts to the securitization trust is treated as a secured financing under GAAP. For GAAP purposes, the contracts are retained on the balance sheet with the securities issued to finance the contracts recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions.

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

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post-2003 losses. As a result of the incurrence of post-2003 losses at approximately 87% of the historical loss curve, there is a significant difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. Starting in the first quarter of

2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio as a result of the new underwriting guideline and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the impact of the Company’s improved underwriting policies. The impact due to the change in accounting estimate described above was a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) for the six months ended June 30, 2006.

Despite these analyses, we recognize that establishing an allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. Our operating results and financial condition are sensitive to changes in our estimate for loan losses and the estimate’s underlying assumptions. Our operating results and financial condition are immediately impacted as changes in estimates for calculating loan loss reserves immediately pass through our income statement as an addition or reduction in provision expense. Management updates our loan loss estimates quarterly to reflect current net charge-offs.

Derivatives and Hedging Activities

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during 2004 because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting. Accordingly, we did not amortize them over the life of the automotive contracts.

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

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the six months ended June 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and six months ended June 30, 2006 was $515,000 and $1,093,000, respectively. There was no stock-based compensation expense recognized during the three and six months ended June 30, 2005.

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

Comparison of Operating Results for the Three Months Ended June 30, 2006 and 2005

General

For the three months ended June 30, 2006, our net income decreased $0.3 million to $6.7 million from $7.0 million for the three months ended June 30, 2005.

The decrease in net income was due primarily to a $3.4 million increase in non-interest expense, a $2.9 million increase in provision for loan losses, a $0.2 million increase in income taxes, a $0.2 million decrease in non-interest income and a $0.5 million decrease in income from discontinued operations, net of tax, partially offset by a $6.9 million increase in net interest income. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business. The increase in the provision for loan losses was due primarily to a $130.4 million increase in average loans.

Automobile contracts purchased increased $26.0 million to $148.5 million for the three months ended June 30, 2006 from $122.5 million for the three months ended June 30, 2005, as a result of the growth of our automobile finance business.

Interest Income

Interest income increased to $47.6 million for the three months ended June 30, 2006 from $37.9 million for the three months ended June 30, 2005 due primarily to a $130.4 million increase in average loans. The increase in average loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $8.4 million for the three months ended June 30, 2006 from $5.5 million for the three months ended June 30, 2005 due to a 122 basis point increase in average interest rate on securitization notes payable and a $104.9 million increase in average balance of warehouse borrowings, partially offset by 121 basis point decrease in average interest rate on warehouse borrowings and a $0.5 million decrease in average balance of securitization notes payable. Securitization notes payable had an average balance of $447.9 million in the three months ended June 30, 2006 compared to $448.5 million for the same period in 2005 due to payments on automobile contracts backing the securitized borrowings, partially offset by the completion of a $195.0 million securitization in April 2005, a $225.0 million securitization in November 2005 and a $242.0 million securitization in June 2006. Warehouse borrowings had an average balance of $159.4 million in the three months ended June 30, 2006 compared to $54.5 million for the same period in 2005 because of funding of new automobile contracts partially offset by the two securitizations in 2005 and one securitization in 2006.

Average Balance Sheets

The following table sets forth information relating to our operations for the three month periods ended June 30, 2006 and 2005. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments(5)	$70,527	$2	0.02%	$498,312	$3,874	3.12%
Loans, net(2)	676,499	47,615	28.23%	546,138	38,614	28.36%

Total interest earning assets	747,026	$47,617	25.57%	1,044,450	$42,488	16.32%

Non-interest earning assets	47,180			40,221

Total assets	$794,206			$1,084,670

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	159,352	2,488	6.26%	54,512	1,015	7.47%
Securitization notes payable	447,936	5,695	5.10%	448,485	4,336	3.88%
Repurchase agreements(5)	—	—	0.00%	426,562	3,320	3.12%
Junior subordinated debentures	10,310	205	7.98%	10,310	156	6.07%

Total interest bearing liabilities	617,598	$8,388	5.45%	939,869	$8,827	3.77%

Non-interest bearing liabilities	8,305			6,545

Total liabilities	625,903			946,414
Equity	168,303			138,256

Total liabilities and equity	$794,206			$1,084,670

Net interest income before provision for loan losses		$39,229			$33,661

Net interest rate spread(3)			20.12%			12.55%
Net interest margin(4)			21.06%			12.93%
Ratio of interest earning assets to interest bearing liabilities			121%			111%

(1)	Average balances computed on a month-end basis.

(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest earning assets.

(5)	Included in discontinued operations.

Provision and Allowance for Loan Losses

The provision for loan losses was $9.7 million for the three months ended June 30, 2006 compared to $6.8 million for the three months ended June 30, 2005. The increase in the provision for loan losses was due primarily to a $130.4 million increase in average loans.

The total allowance for loan losses was $30.7 million at June 30, 2006 compared with $26.4 million at June 30, 2005, representing 4.20% of loans less unearned discounts at June 30, 2006 and 4.50% at June 30, 2005. Additionally, unearned discounts on loans totaled $38.0 million at June 30, 2006 compared with $30.3 million at June 30, 2005, representing 4.94%

of loans at June 30, 2006 compared with 4.91% at June 30, 2005. The increase in allowance for loan losses and unearned discounts on loans was primarily due to a $151.8 million increase in loans outstanding, which increased to $768.0 million at June 30, 2006 from $616.2 million at June 30, 2005.

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

Annualized net charge-offs to average loans were 3.94% for the three months ended June 30, 2006 compared with 3.68% for the three months ended June 30, 2005. The increase was due to an increase in net charge-offs.

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased to $0.9 million for the three months ended June 30, 2006 from $1.1 million for the three months ended June 30, 2005. This decrease was primarily the result of a $0.2 million decrease in loan related charges and fees.

Non-interest Expense

Non-interest expense increased $3.4 million to $19.0 million for the three months ended June 30, 2006 from $15.6 million for the three months ended June 30, 2005. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support continued branch expansion. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 770 employees in 119 branches and 95 employees at the corporate office for a total of 865 employees as of June 30, 2006, from 641 employees in 97 branches and 71 employees at the corporate office for a total of 712 employees as of June 30, 2005.

Income Taxes

Income taxes from continuing operations increased $0.2 million to $4.7 million for the three months ended June 30, 2006 from $4.5 million for the three months ended June 30, 2005. This increase occurred primarily as a result of a $0.3 million increase in taxable income from continuing operations before income taxes.

Income From Discontinued Operations, Net of Tax

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations. Income from discontinued operations, net of tax, was $0 for the three months ended June 30, 2006 and $0.5 million for the three months ended June 30, 2005.

Comparison of Operating Results for the Six Months Ended June 30, 2006 and 2005

General

For the six months ended June 30, 2006, our net income decreased $0.5 million to $12.8 million from $13.3 million for the six months ended June 30, 2005.

The decrease in net income was due primarily to a $6.7 million increase in non-interest expense, a $4.0 million increase in provision for loan losses, a $1.1 million increase in income taxes and a $2.4 million increase in loss from discontinued operations, net of tax, partially offset by a $13.5 million increase in net interest income and a $0.2 million increase in non-interest income. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business. The increase in the provision for loan losses was due primarily to a $130.6 million increase in average loans, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

Automobile contracts purchased increased $51.2 million to $294.3 million for the six months ended June 30, 2006 from $243.1 million for the six months ended June 30, 2005, as a result of the growth of our automobile finance business.

Interest Income

Interest income increased to $91.1 million for the six months ended June 30, 2006 from $71.6 million for the six months ended June 30, 2005 due primarily to a $130.6 million increase in average loans. The increase in average loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $15.9 million for the six months ended June 30, 2006 from $9.9 million for the six months ended June 30, 2005 due to a 125 basis point increase in average interest rate on securitization notes payable, a 133 basis point increase in average interest rate on warehouse borrowings, a $80.7 million increase in average balance of securitization notes payable, and a $27.3 million increase in average balance of warehouse borrowings. Securitization notes payable had an average balance of $465.5 million in the six months ended June 30, 2006 compared to $384.8 million for the same period in 2005 due to the completion of a $195.0 million securitization in April 2005, a $225.0 million securitization in November 2005 and a $242.0 million securitization in June 2006, partially offset by payments on automobile contracts backing the securitized borrowings. Warehouse borrowings had an average balance of $125.1 million in the six months ended June 30, 2006 compared to $97.8 million for the same period in 2005 because of funding of new automobile contracts partially offset by the two securitizations in 2005 and one securitization in 2006.

Average Balance Sheets

The following table sets forth information relating to our operations for the six month periods ended June 30, 2006 and 2005. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Six Months Ended June 30,
	2006			2005
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Securities and short term investments(5)	$229,014	$4,806	4.23%	$549,087	$8,281	3.04%
Loans, net(2)	650,929	91,071	28.21%	520,299	73,280	28.4%

Total interest earning assets	879,943	$95,877	21.97%	1,069,386	$81,561	15.38%

Non-interest earning assets	46,007			64,975

Total assets	$925,950			$1,134,361

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	125,055	3,882	6.26%	97,759	2,390	4.93%
Securitization notes payable	465,548	11,632	5.04%	384,810	7,234	3.79%
Repurchase agreements(5)	153,606	4,243	5.57%	487,285	6,867	2.84%
Junior subordinated debentures	10,310	396	7.75%	10,310	299	5.85%

Total interest bearing liabilities	754,519	$20,153	5.39%	980,164	$16,790	3.45%

Non-interest bearing liabilities	7,777			20,452

Total liabilities	762,296			1,000,616
Equity	163,654			133,745

Total liabilities and equity	$925,950			$1,134,361

Net interest income before provision for loan losses		$75,724			$64,771

Net interest rate spread(3)			16.58%			11.93%
Net interest margin(4)			17.35%			12.21%
Ratio of interest earning assets to interest bearing liabilities			117%			109%

(1)	Average balances computed on a month-end basis.

(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.

(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.

(4)	Net interest margin represents net interest income divided by average interest earning assets.

(5)	Included in discontinued operations.

Provision and Allowance for Loan Losses

The provision for loan losses was $16.5 million for the six months ended June 30, 2006 compared to $12.6 million for the six months ended June 30, 2005. The increase in the provision for loan losses was due primarily to a $130.6 million increase in average loans, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

The total allowance for loan losses was $30.7 million at June 30, 2006 compared with $26.4 million at June 30, 2005, representing 4.20% of loans less unearned discounts at June 30, 2006 and 4.50% at June 30, 2005. Additionally, unearned discounts on loans totaled $38.0 million at June 30, 2006 compared with $30.3 million at June 30, 2005, representing 4.94% of loans at June 30, 2006 compared with 4.91% at June 30, 2005. The increase in allowance for loan losses and unearned discounts on loans was due primarily to a $151.8 million increase in loans outstanding, which increased to $768.0 million at June 30, 2006 from $616.2 million at June 30, 2005.

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

Annualized net charge-offs to average loans were 4.23% for the six months ended June 30, 2006 compared with 4.17% for the six months ended June 30, 2005. The increase was due to an increase in net charge-offs.

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $2.3 million for the six months ended June 30, 2006 from $2.1 million for the six months ended June 30, 2005. This increase was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $6.7 million to $38.3 million for the six months ended June 30, 2006 from $31.6 million for the six months ended June 30, 2005. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support continued branch expansion. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 770 employees in 119 branches and 95 employees at the corporate office for a total of 865 employees as of June 30, 2006, from 641 employees in 97 branches and 71 employees at the corporate office for a total of 712 employees as of June 30, 2005.

Income Taxes

Income taxes before discontinued operations increased $1.2 million to $9.2 million for the six months ended June 30, 2006 from $8.0 million for the six months ended June 30, 2005. This increase occurred primarily as a result of a $1.8 million increase in taxable income from continuing operations before income taxes.

(Loss) Income From Discontinued Operations, Net of Tax

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations. Loss from discontinued operations, net of tax, was $0.7 million for the six months ended June 30, 2006. Income from discontinued operations, net of tax, was $1.7 million for the six months ended June 30, 2005.

Comparison of Financial Condition at June 30, 2006 and December 31, 2005

Total assets decreased $382.5 million, to $826.7 million at June 30, 2006, from $1,209.2 million at December 31, 2005. The decrease resulted primarily from a $495.3 million decrease in assets of discontinued operations to zero at June 30, 2006 from $495.3 million at December 31, 2005, partially offset by a $94.8 million increase in loans. The increase in loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Warehouse line of credit borrowing decreased to $18.5 million as of June 30, 2006 from $54.0 million as of December 31, 2005 due to the completion of a $242.0 million securitization in June 2006.

Securitization notes payable increased to $617.0 million at June 30, 2006 from $ 521.6 million at December 31, 2005 due to completion of a $242.0 million securitization in June 2006, offset by payments on the automobile contracts backing the securitized borrowings.

Liabilities of discontinued operations decreased to zero at June 30, 2006 from $459.5 million at December 31, 2005.

Shareholders’ equity increased to $171.9 million at June 30, 2006 from $154.9 million at December 31, 2005, primarily as a result of net income of $12.8 million during the six months ended June 30, 2006 and $1.7 million additional capital obtained as of result of stock options exercised.

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

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rate. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during 2004 because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting. Accordingly, we did not amortize them over the life of the automotive contracts.

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

Securitizations

We completed our first securitization in the third quarter of 2004, our second securitization in the second quarter of 2005, our third securitization in the fourth quarter of 2005 and our fourth securitization in the second quarter of 2006. These securitizations are structured as on-balance-sheet transactions, recorded as secured financings. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust.

Warehouse Facility

As of June 30, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of June 30, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

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

Share Repurchase Program

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its common stock during the six months ended June 30, 2006.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of June 30, 2006.

	Less than 1 Years	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$18,548	$—	$—	$—	$18,548
Securitization notes payable	276,722	289,052	51,270	—	617,044
Operating lease obligations	4,479	6,774	3,557	289	15,099
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$299,749	$295,826	$54,827	$10,599	$661,001

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Summary of Loan Portfolio

At June 30, 2006, our net loan portfolio, net of unearned finance charges and allowance for loan losses, consisted of $669.3 million, representing 81.0% of our total assets. The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans	$771,006	$669,597
Unearned finance charges	(3,045)	(3,435)
Unearned discounts	(37,969)	(32,506)
Allowance for loan losses	(30,652)	(29,110)

Total loans, net	$669,340	$604,546

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at June 30, 2006 based on final maturity. Automobile contract balances are reflected before unearned discounts and allowance for loan losses but include unearned finance charges.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$15,382	$240,155	$509,323	$3,101	$767,961

All loans are fixed rate loans.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses that may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $30.7 million at June 30, 2006 compared with $29.1 million at December 31, 2005, representing 4.20% of loans less unearned discounts at June 30, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $38.0 million at June 30, 2006 compared with $32.5 million at December 31, 2005, representing 4.94% of loans at June 30, 2006 compared with 4.88% at December 31, 2005.

Allowance for Loan Losses

The following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Six Months Ended June 30, 2006	At or For the Year Ended December 31,
		2005	2004
	(Dollars in thousands)
Balance at beginning of period	$29,110	$25,593	$24,982
Provision for loan losses	16,539	31,166	25,516
Charge-offs	(16,494)	(30,063)	(26,386)
Recoveries	1,497	2,414	1,481

Net charge-offs	(14,997)	(27,649)	(24,905)

Balance at end of period	$30,652	$29,110	$25,593

Annualized net charge-offs to average loans	4.23%	4.51%	5.24%
Ending allowance to period end loans net of unearned discounts	4.20%	4.59%	5.13%

The allowance for loan losses increased from $29.1 million at December 31, 2005 to $30.7 million at June 30, 2006 due primarily to increase in loans outstanding, offset by a change in accounting estimate of $1.7 million resulting from continued improvement in the quality of the Company’s loan portfolio and reduction in losses.

Cumulative Losses

The following table reflects our cumulative losses (i.e., net charge-offs as a percentage of the original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from April 2003 through March 2006. Contract pools subsequent to March 2006 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Apr.2003 – Jun.2003	Jul. 2003 – Sept. 2003	Oct. 2003 – Dec. 2003	Jan. 2004 – Mar. 2004	Apr. 2004 – Jun. 2004	Jul. 2004 – Sept. 2004	Oct. 2004 – Dec. 2004	Jan. 2005 – Mar. 2005	Apr. 2005 – Jun. 2005	Jul. 2005 – Sept. 2005	Oct. 2005 – Dec. 2005	Jan. 2006 – Mar. 2006
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.07%	0.05%	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%
7	0.61%	0.56%	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%
10	1.79%	1.41%	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%
13	2.76%	2.26%	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%
16	3.65%	3.50%	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%
19	4.62%	4.48%	4.06%	3.96%	3.87%	4.20%	4.44%
22	5.66%	5.19%	4.78%	4.87%	4.77%	4.95%
25	6.42%	5.83%	5.53%	5.63%	5.35%
28	7.04%	6.55%	6.07%	6.16%
31	7.67%	7.14%	6.42%
34	8.06%	7.54%
37	8.41%
Original Pool ($000)	$73,291	$72,002	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873

Remaining Pool ($000)	$10,430	$12,245	$14,905	$25,806	$30,169	$35,222	$40,008	$67,006	$76,643	$82,958	$83,053	$130,718

Remaining Pool (%)	14.23%	17.01%	21.67%	27.35%	33.10%	39.27%	46.15%	56.36%	63.60%	73.75%	81.84%	91.49%

Nonaccrual and Past Due Loans

The following table sets forth the remaining balances of all loans that were more than 30 days delinquent at June 30, 2006, December 31, 2005 and 2004.

Loan Delinquencies	June 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	December 31, 2004	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$4,129	0.54%	$3,697	0.55%	$2,522	0.48%
60 to 89 days	1,496	0.19%	1,548	0.23%	856	0.16%
90+ days	696	0.09%	802	0.12%	416	0.08%

Total	$6,321	0.82%	$6,047	0.90%	$3,794	0.72%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned discounts, premiums and unearned finance charges) at June 30, 2006, December 31, 2005 and 2004. Loans over 30 days delinquent are considered nonaccrual loans.

	June 30, 2006	December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans
Total nonaccrual loans	$10,657	$9,838	$7,169

Non accrual loans as a percentage of total loans	1.39%	1.48%	1.36%
Allowance for loan losses as a percentage of gross loans net of unearned discounts	4.20%	4.59%	5.13%

Forward Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by the Company in periodic press releases and some oral statements by Company officials to securities analysts and shareholders during presentations about the Company are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” “project,” “will” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future Company actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, the Company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause the Company’s actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our recent shift of the funding source of our business, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, rapid growth of our businesses, general economic conditions, and other factors or conditions described in this Quarterly Report on Form 10-Q and in our Annual Report on Form 10-K for the year ended December 31, 2005. The Company’s past performance or past or present economic conditions are not indicative of future performance or conditions. Undue reliance should not be placed on forward-looking statements. In addition, the Company undertakes no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. The Company did not repurchase any shares of its common stock during the quarter ended June 30, 2006.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s 2006 Annual Meeting of Shareholders was held on June 22, 2006. At this meeting, the following matters were submitted to a vote of the Company’s shareholders:

Proposal 1:	Election of three (3) directors to serve terms of two years; and

Proposal 2:	Ratification of the selection of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2006.

Proposal 1. At this meeting, each of the following directors was elected to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2008, or until election of his successor, or until he resigns:

	Votes For	Votes Withheld
Giles H. Bateman	16,507,138	40,163
Ron R. Duncanson	16,055,334	491,967
Mitchell G. Lynn	16,124,664	422,637

Other directors continuing to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2007, or until election of their successors, or until they resign, are Guillermo Bron, Luis Maizel and Ray Thousand.

Proposal 2. At this meeting, the ratification of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2006 was approved by the Company’s shareholders (with 16,536,238 votes cast for, 9,688 votes cast against, and 1,375 votes abstaining).

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

10.1	Employment Agreement dated April 18, 2006 by and between United PanAm Financial Corp. and Ray C. Thousand (1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	July 31, 2006	By:	/S/ RAY THOUSAND
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)

	July 31, 2006	By:	/s/ ARASH KHAZEI
Arash Khazei Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer)