Form 10-Q
period 2006-09-30
UNITED PAN AM FINANCIAL CORP
filed 2006-11-08
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At November 3, 2006, there were 16,790,363 shares of the Registrant’s common stock outstanding.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	September 30, 2006	December 31, 2005
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$8,230	$8,199
Short term investments	9,194	13,096

Cash and cash equivalents	17,424	21,295
Restricted cash	67,204	53,058
Loans	764,197	633,656
Allowance for loan losses	(32,905)	(29,110)

Loans, net	731,292	604,546
Premises and equipment, net	5,006	3,881
Interest receivable	8,318	7,213
Deferred tax assets	12,956	12,956
Other assets	18,990	10,905
Assets of discontinued operations	—	495,318

Total assets	$861,190	$1,209,172

Liabilities and Shareholders’ Equity
Warehouse line of credit	$152,260	$54,009
Securitization notes payable	529,793	521,613
Accrued expenses and other liabilities	10,204	8,806
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations	—	459,519

Total liabilities	702,567	1,054,257

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 16,789,778 and 17,120,250 shares issued and outstanding at September 30, 2006 and December 31, 2005, respectively	61,140	76,054
Retained earnings	97,483	80,182
Unrealized loss on securities available for sale, net	—	(1,321)

Total shareholders’ equity	158,623	154,915

Total liabilities and shareholders’ equity	$861,190	$1,209,172

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2006	2005	2006	2005
Interest Income
Loans	$49,967	$40,899	$140,999	$113,604
Short term investments and restricted cash	848	511	2,145	1,176

Total interest income	50,815	41,410	143,144	114,780

Interest Expense
Securitization notes payable	7,906	4,285	19,538	11,519
Warehouse line of credit	1,549	1,876	5,431	4,266
Junior subordinated debentures	219	170	615	469

Total interest expense	9,674	6,331	25,584	16,254

Net interest income	41,141	35,079	117,560	98,526
Provision for loan losses	13,016	8,567	29,555	21,125

Net interest income after provision for loan losses	28,125	26,512	88,005	77,401

Non-interest Income
Loan related charges and fees	172	117	433	342
Other income	148	89	955	278

Total non-interest income	320	206	1,388	620

Non-interest Expense
Compensation and benefits	13,147	10,077	37,841	29,366
Occupancy	1,901	1,509	5,365	4,251
Other	5,804	4,610	15,943	14,175

Total non-interest expense	20,852	16,196	59,149	47,792

Income from continuing operations before income taxes	7,593	10,522	30,244	30,229
Income taxes	3,091	4,121	12,259	12,153

Income from continuing operations	4,502	6,401	17,985	18,076
Income (loss) from discontinued operations, net of tax	—	564	(684)	2,219

Net income	$4,502	$6,965	$17,301	$20,295

Earnings (loss) per share-basic:
Continuing operations	$0.26	$0.38	$1.03	$1.08
Discontinued operations	—	0.03	(0.04)	0.13

Net income	$0.26	$0.41	$0.99	$1.21

Weighted average basic shares outstanding	17,173	17,030	17,524	16,790

Earnings (loss) per share-diluted:
Continuing operations	$0.25	$0.34	$0.95	$0.97
Discontinued operations	—	0.03	(0.04)	0.12

Net income	$0.25	$0.37	$0.91	$1.09

Weighted average diluted shares outstanding	18,121	18,835	18,955	18,631

See notes to the consolidated financial statements. Net income for the three and nine months ended September 30, 2006 included stock-based compensation expense recognized under SFAS No. 123(R) of $392,000 and $1,043,000 net of tax, respectively. There was no stock-based compensation expense recognized during the three and nine months ended September 30, 2005 because the Company did not adopt the recognition provisions of SFAS No. 123. The notes to the consolidated financial statements include the pro forma impact to net income for stock-based compensation expense for the three and nine months ended September 30, 2005 of $327,000 and $858,000 net of tax, respectively. See Note 6 to the consolidated financial statements for additional information.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2004	16,525,358	$70,332	$53,517	$404	$124,253
Net income	—	—	20,295	—	20,295
Exercise of stock options, net	586,592	1,254	—	—	1,254
Tax effect of exercised stock options	—	5,152	—	—	5,152
Change in unrealized gain on securities, net	—	—	—	(582)	(582)
Other	—	—	(2)	—	(2)

Balance, September 30, 2005	17,111,950	$76,738	$73,810	$(178)	$150,370

Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	17,301	—	17,301
Exercise of stock options, net	669,528	(9,334)	—	—	(9,334)
Repurchase of common stock	(1,000,000)	(18,484)	—	—	(18,484)
Tax effect of exercised stock options	—	11,150	—	—	11,150
Stock-based compensation expense	—	1,754	—	—	1,754
Loss on disposition of securities, net	—	—	—	1,321	1,321

Balance, September 30, 2006	16,789,778	$61,140	$97,483	$—	$158,623

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2006	2005	2006	2005
Net income	$4,502	$6,965	$17,301	$20,295
Other comprehensive income, net of tax
Unrealized loss on securities	—	(985)	—	(973)
Tax effect of unrealized gain on securities	—	386	—	391

Comprehensive income	$4,502	$6,366	$17,301	$19,713

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2006	2005
Cash Flows from Operating Activities:
Income from continuing operations	$17,985	$18,076
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	29,555	21,125
Accretion of discount on loans	(17,694)	(14,104)
Depreciation and amortization	1,402	1,135
Stock-based compensation	1,754	—
Tax benefit from stock-based compensation	(711)	—
(Increase) in accrued interest receivable	(1,105)	(951)
(Increase) decrease in other assets	(8,085)	5,479
Increase in accrued expenses and other liabilities	1,398	30,367

Net cash provided by operating activities of continuing operations	24,499	61,127
(Loss) income from discontinued operations	(684)	2,219

Net cash provided by operating activities	23,815	63,346

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(138,607)	(120,530)
Change in assets of discontinued operations	496,639	359,320
Purchase of premises and equipment	(2,527)	(1,195)
Proceeds from redemption of FHLB stock	—	12,067

Net cash provided by investing activities	355,505	249,662

Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	(459,519)	(368,369)
Proceeds from warehouse line of credit	349,325	297,793
Repayment of warehouse line of credit	(251,074)	(210,189)
Proceeds from securitization	242,000	195,000
Payments on securitization notes payable	(233,820)	(189,674)
Increase in restricted cash	(14,146)	(14,643)
Proceeds from exercise of stock options	1,816	6,406
Repurchase of common stock	(18,484)	—
Tax benefit from stock-based compensation	711	—

Net cash used in financing activities	(383,191)	(283,676)

Net (decrease) increase in cash and cash equivalents	(3,871)	29,332
Cash and cash equivalents at beginning of period	21,295	4,237

Cash and cash equivalents at end of period	$17,424	$33,569

Supplemental Disclosures of Cash Payments Made for:
Interest	$30,100	$26,799

Income taxes	$9,184	$2,483

See notes to the consolidated financial statements

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

At September 30, 2006, UACC was a direct wholly-owned subsidiary of UPFC, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

2.	Basis of Presentation

The accompanying unaudited consolidated financial statements include the accounts of UPFC and all subsidiaries. Significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (all adjustments are of normal recurring nature) considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses, estimates of loss contingencies, accruals, and stock based compensation forfeiture rates.

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

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and as required by the OTS as a condition to the cancellation of the Bank’s federal charter, the Company has irrevocably guaranteed all remaining obligations of the Bank. The remaining obligations that the Company guaranteed were attributable primarily to insured deposits, which were effectively sold on February 11, 2005. As of September 30, 2006, there have been no claims relating to the obligations of the Bank, and management believes that there will be no material claims relating to such obligations in the future.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in Thousands)	September 30, 2006	December 31, 2005
Assets of discontinued operations	$—	$495,318
Liabilities of discontinued operations	$—	$459,519

	Three Months Ended September 30,
	2006	2005
Revenue	$—	$4,641
Expense	$—	$3,730
Income from discontinued operations (after applicable income taxes of $0, $347, respectively)	$—	$564

	Nine Months Ended September 30,
	2006	2005
Revenue	$4,782	$14,997
Expense	$5,922	$11,296
(Loss) income from discontinued operations (after applicable income (tax benefits) taxes of $(456), $1,482, respectively)	$(684)	$2,219

4.	Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Earnings per share—basic:
Income from continuing operations	$4,502	$6,401	$17,985	$18,076
Income (loss) from discontinued operations	—	564	(684)	2,219

Net income	$4,502	$6,965	$17,301	$20,295

Weighted average common shares outstanding	17,173	17,030	17,524	16,790

Per share from continuing operations	$0.26	$0.38	$1.03	$1.08
Per share from discontinued operations	—	0.03	(0.04)	0.13

Per share	$0.26	$0.41	$0.99	$1.21

Earnings per share—diluted:
Income from continuing operations	$4,502	$6,401	$17,985	$18,076
Income (loss) from discontinued operations	—	564	(684)	2,219

Net income	$4,502	$6,965	$17,301	$20,295

Weighted average common shares outstanding	17,173	17,030	17,524	16,790
Add: Dilutive effect of stock options	948	1,805	1,431	1,841

Common stock and common stock equivalents	18,121	18,835	18,955	18,631

Per share from continuing operations	$0.25	$0.34	$0.95	$0.97
Per share from discontinued operations	—	0.03	(0.04)	0.12

Per share	$0.25	$0.37	$0.91	$1.09

For the three months ended September 30, 2006 and 2005, 888,349 and 73,000 average shares and for the nine months ended September 30, 2006 and 2005, 422,339 and 160,500 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

5.	Share Repurchase Program

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, the Board of Directors approved an increase in the aggregate number of shares of common stock that the Company may repurchase pursuant to its previously announced share repurchase program from 500,000 shares to 1,500,000 shares. The Company repurchased 1,000,000 shares of its common stock at an average price of $18.45 per share for an aggregate purchase price of $18.5 million during the nine months ended September 30, 2006.

6.	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees. In

March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $661,000 and $1,754,000, respectively. There was no stock-based compensation expense recognized during the three and nine months ended September 30, 2005.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s Consolidated Statement of Operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In the Company’s pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, the Company accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and nine months ended September 30, 2006 (there was no share-based compensation expense recognized for the three and nine months ended September 30, 2005).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Stock-based compensation expense	$(661)	$—	$(1,754)	$—
Tax benefit	269	—	711	—

Stock-based compensation expense, net of tax	$(392)	$—	$(1,043)	$—

The table below reflects net income and diluted net income per share for the three and nine months ended September 30, 2006 compared with the pro forma information for the three and nine months ended September 30, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income – as reported for prior period (1)	N/A	$6,965	N/A	$20,295
Stock-based compensation expense	$(661)	(538)	$(1,754)	(1,435)
Tax benefit	269	211	711	577

Stock-based compensation expense, net of tax (2)	(392)	(327)	(1,043)	(858)
Net income, including the effect of stock-based compensation expense (3)	$4,502	$6,638	$17,301	$19,437

Diluted net income per share – as reported for prior period (1)	N/A	$0.37	N/A	$1.09

Diluted net income per share, including the effect of stock-based compensation expense (3)	$0.25	$0.35	$0.91	$1.04

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense under SFAS No. 123 because the Company did not adopt the recognition provisions of SFAS No. 123.

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.

(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS No. 123. For the three and nine months ended September 30, 2006 stock-based compensation expense is already included in net income.

The fair value of options under the Company’s Amended and Restated 1997 Employee Stock Incentive Plan (the “Plan”) was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 12 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended	Nine Months Ended
	September 30, 2006
Expected dividends	$—	$—
Expected volatility	40.43%	33.70%
Risk-free interest rate	4.87%	4.71%
Expected life (in years)	5 years	5 years

At September 30, 2006, there was $8.4 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 5.68 years. A summary of option activity for the nine months ended September 30, 2006 is as follows.

	Shares	Weighted Average Exercise Price
Balance, December 31, 2005	4,574,390	$10.07
Granted	729,625	27.93
Canceled or expired	(167,800)	20.16
Exercised	(1,102,179)	3.45

Balance, September 30, 2006	4,034,036	14.69

At September 30, 2006, options exercisable to purchase 2,916,311 shares of the Company’s common stock under the Plan were outstanding as follows.

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	$2.35	3.44	16,469	$2.35
$3.1651 to $6.3300	693,392	4.24	3.85	686,792	4.22
$6.3301 to $9.4950	115,300	7.06	4.82	82,400	6.91
$9.4951 to $12.6600	1,387,500	10.20	4.65	1,375,700	10.20
$12.6601 to $15.8250	330,250	14.92	3.95	312,050	14.90
$15.8251 to $18.9900	257,300	17.64	7.93	86,000	17.75
$18.9901 to $22.1550	391,700	20.01	5.33	277,100	20.01
$22.1551 to $25.3200	88,000	23.25	8.92	16,100	23.15
$25.3201 to $28.4850	186,500	26.77	9.03	53,600	26.20
$28.4851 to $31.6500	567,625	29.91	9.30	10,100	29.37

	4,034,036	$14.69	5.68	2,916,311	$10.74

At September 30, 2006, 2,685 shares of common stock were reserved for future grants or issuances under the Plan.

7.	Allowance for Loan Losses

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days. Loans over 30 days delinquent and loans for which vehicles have been repossessed are considered nonaccrual loans.

The allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months (net of remaining unearned income) at each reporting date. We account for such contracts by static pool, stratified into three-month buckets, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Any such adjustment flows through the current quarter as the assessment is made.

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post-2003 losses. As a result of the incurrence of post-2003 losses at approximately 90% of the historical loss curve, there is a difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. By using the 90% factor, the estimated reserve for pools with 12 months or less of historical data, will reflect the current impact of increases or decreases in actual portfolio loss rates, and the estimated reserve will be recalculated each quarter based on the actual performance of the overall portfolio.

Starting in the first quarter of 2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the performance of the new pools as compared to the historical curve. The impact due to the change in accounting estimate in the first quarter of 2006 as described above was a reduction in provision for loan losses of $1.0 million net of tax.

8.	Recent Accounting Developments

In February 2006, the FASB issued FASB Staff Position (FSP) No. FAS 123(R)-4, Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. FAS 123 (R)-4 concludes that a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not become a liability until it becomes probable that the event will occur. An option or similar instrument that is classified as equity, but subsequently becomes a liability because the contingent cash settlement event is probable of occurring, shall be accounted for similar to modification from an equity to liability award. To the extent that the liability exceeds the amount previously recognized in equity, the excess is recognized as compensation cost. The total recognized compensation cost for an award with a contingent cash settlement feature shall at least equal the fair value of the award at the grant date. This FSP is applicable only for options or similar instruments issued as part of employee compensation arrangements. The guidance in this FSP shall be applied upon initial adoption of Statement SFAS No. 123(R). As of September 30, 2006, this pronouncement had no material impact on our consolidated financial statements.

In March 2006, the FASB issued FSP No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140. FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of FAS 156 are effective as of the beginning of our first fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

9.	Restricted Cash

Restricted cash relates to $27.5 million of deposits held as collateral for securitized obligations and warehouse liabilities at September 30, 2006 compared with $19.9 million at December 31, 2005. Additionally, $39.7 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $33.2 million at December 31, 2005.

10.	Loans

Loans are summarized as follows:

	September 30, 2006	December 31, 2005
Loans securitized	$589,276	$582,080
Loans unsecuritized	217,172	87,517
Unearned finance charges	(2,756)	(3,435)
Unearned discounts	(39,495)	(32,506)
Allowance for loan losses	(32,905)	(29,110)

Total loans, net	$731,292	$604,546

Contractual weighted average interest rate	22.69%	22.72%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $187.5 million and $66.9 million pledged under the Company’s warehouse facilities as of September 30, 2006 and December 31, 2005, respectively.

The activity in the allowance for loan losses consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Balance at beginning of period	$30,652	$26,374	$29,110	$25,593
Provision for loan losses	13,016	8,567	29,555	21,125
Net charge-offs	(10,763)	(7,293)	(25,760)	(19,070)

Balance at end of period	$32,905	$27,648	$32,905	$27,648

The total allowance for loan losses was $32.9 million at September 30, 2006 compared with $29.1 million at December 31, 2005, representing 4.31% of loans, less unearned discount, at September 30, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $39.5 million at September 30, 2006 compared with $32.5 million at December 31, 2005, representing 4.91% of loans at September 30, 2006 and 4.88% at December 31, 2005.

11.	Borrowings

Securitizations

The table below provides information about the outstanding trust assets, not including the assets related to the warehouse line of credit and liabilities as of September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(Dollars in thousands)
Loans pledged as collateral, net	$589,276	$582,080
Restricted cash	$56,689	$49,318

Total assets	$645,965	$631,398
Total liabilities	$529,793	$521,613

The following table lists each of our securitizations as of September 30, 2006.

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at September 30, 2006	Original Weighted Average APR	Original Weighted Average Securitization Rate	Gross Interest Rate spread	Surety Costs(2)
(Dollars in thousands)
2004A	September 22, 2004	September 2010	$420,000	$90,508	22.75%	2.62%	20.13%	0.46%
2005A	April 14, 2005	December 2010	$195,000	$85,490	22.80%	3.93%	18.87%	0.43%
2005B	November 10, 2005	August 2011	$225,000	$140,246	22.73%	4.78%	17.95%	0.41%
2006A	June 15, 2006	May 2012	$242,000	$213,549	22.75%	5.43%	17.32%	0.39%

		Total	$1,082,000	$529,793

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

(2)	Related to premiums on financial guaranty insurance policies.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. The fees related to the financial guaranty insurance policies are paid monthly and are included in financing cost for the loan securitizations.

The following table lists the premiums paid on financial guaranty insurance policies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Premiums paid on financial guaranty insurance policies	$609	$451	$1,595	$1,289

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which are amortized over the term of the securitizations. As of September 30, 2006, we were in compliance with the terms of all covenants related to each securitization.

Warehouse Facility

As of September 30, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain covenants contained in the sale and servicing agreement. We were in compliance with the terms of such covenants as of September 30, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

12.	Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.56% as of September 30, 2006. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

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

We fund our business through warehouse financing and periodic securitizations. We have a warehouse line of credit with Deutsche Bank of $250 million to fund our ongoing operations. In September 2004, we closed our first securitization composed of a $420 million offering of automobile receivable backed securities. In April 2005, we closed our second securitization composed of a $195 million offering of automobile receivable backed securities. In November 2005, we closed our third securitization composed of a $225 million offering of automobile receivable backed securities. In June 2006, we closed our fourth securitization composed of a $242 million offering of automobile receivable backed securities. We plan to price a new securitization approximately every six months.

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

During the nine months ended September 30, 2006, we opened 18 new branch offices, bringing our total to 125 branches in 34 states. We intend to continue our philosophy of controlled expansion of the auto finance branch network and expect to open a total of 24 new branches during 2006, 26 new branches during 2007 and 28 new branches during 2008. Typically, branches reach a mature level of outstanding loans three to four years after opening and, on average, reach approximately 38% of that level after one year and approximately 74% of that level after two years. As a result, branches typically reach break-even profitability by the end of year one, then continue to increase their profitability in years two and three and generally reach their full profitability three to four years after opening. As of September 30, 2006, 60 of our branches were less than three years old, with 18 branches between two and three years old, 20 branches between one and two years old and 22 branches less than one year old.

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

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical curve. Since the model also took into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post-2003 losses. As a result of the incurrence of post-2003 losses at approximately 90% of the historical loss curve, there is a significant difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. Starting in the first quarter of 2006, we started to use quarterly pool data points instead of six months pool data points to derive the historical curve in order to better estimate future losses, to be more responsive to changes in the portfolio as a result of the new underwriting guideline and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the impact of the Company’s improved underwriting policies. The impact due to the change in accounting estimate described above was a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) for the nine months ended September 30, 2006.

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

Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s 2006 fiscal year. The Company’s Consolidated Financial Statements as of and for the nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three and nine months ended September 30, 2006 was $661,000 and $1,754,000, respectively. There was no stock-based compensation expense recognized during the three and nine months ended September 30, 2005.

Recent Accounting Developments

See Note 8 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Discontinued Operations

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business. The Company had historically invested in AAA-rated, United States Government Agency securities primarily to satisfy the Qualified Thrift Lender test that required the Bank to hold at least 60% of its assets in mortgage-related securities. Since the dissolution of the Bank in February 2005, the Company had maintained its investment securities portfolio to generate a reasonable rate of return on the Company’s equity capital. Prior to the completion of this sale, the Company’s investment securities portfolio consisted of $276.0 million in investment securities, and was financed with $262.1 million of repurchase agreements. The Company satisfied these repurchase agreements with the proceeds of this sale and has recorded an after-tax loss of $0.7 million from the discontinuation of its investment segment for the quarter ended March 31, 2006.

Comparison of Operating Results for the Three Months Ended September 30, 2006 and 2005

General

For the three months ended September 30, 2006, our net income decreased $2.5 million to $4.5 million from $7.0 million for the three months ended September 30, 2005.

The decrease in net income was due primarily to a $4.7 million increase in non-interest expense, a $4.4 million increase in provision for loan losses and a $0.6 million decrease in income from discontinued operations, net of tax, partially offset by a $6.1 million increase in net interest income and a $0.1 million increase in non-interest income. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business. The increase in the provision for loan losses was due primarily to a $142.1 million increase in average loans.

Automobile contracts purchased increased $25.0 million to $139.6 million for the three months ended September 30, 2006 from $114.6 million for the three months ended September 30, 2005, as a result of the growth of our automobile finance business. During the three months ended September 30, 2006, we opened 6 auto finance branches bringing our total to 125 branches in 34 states.

Interest Income

Interest income increased to $50.8 million for the three months ended September 30, 2006 from $41.4 million for the three months ended September 30, 2005 due primarily to a $142.1 million increase in average loans. The increase in average loans principally resulted from the purchase of additional automobile contracts over the past twelve months in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $9.7 million for the three months ended September 30, 2006 from $6.3 million for the three months ended September 30, 2005 due to a 113 basis point increase in average interest rate on securitization notes payable, a 190 basis point increase in average interest rate on warehouse borrowings and a $181.5 million increase in average balance of securitization notes payable, partially offset by $56.5 million decrease in average balance of warehouse borrowings. Securitization notes payable had an average balance of $573.3 million in the three months ended September 30, 2006 compared to $391.8 million for the same period in 2005 due to payments on automobile contracts backing the securitized borrowings, partially offset by the completion of a $225.0 million securitization in November 2005 and a $242.0 million securitization in June 2006. Warehouse borrowings had an average balance of $86.5 million in the three months ended September 30, 2006 compared to $143.0 million for the same period in 2005 because of funding of new automobile contracts partially offset by the securitization in November 2005 and the securitization in June 2006.

Average Balance Sheets

The following table sets forth information relating to our operations for the three month periods ended September 30, 2006 and 2005. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Three Months Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Short term investments	$8,287	$40	1.92%	$20,222	$102	2.00%
Restricted Cash	66,246	808	4.84%	50,380	411	3.24%
Loans, net(2)	717,042	49,967	27.65%	574,931	40,899	28.22%

Subtotal	$791,575	$50,815	25.47%	$645,533	$41,412	25.45%
Securities(5)	—	—	0.00%	445,414	4,137	3.69%

Total interest earning assets	$791,575	$50,815	25.47%	$1,090,947	$45,549	16.56%

Non-interest earning assets	52,985			44,397

Total assets	$844,560			$1,135,344

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	$86,469	$1,549	7.11%	$142,994	$1,876	5.21%
Securitization notes payable	573,277	7,906	5.47%	391,847	4,285	4.34%
Junior subordinated debentures	10,310	219	8.43%	10,310	170	6.54%

Subtotal	$670,056	$9,674	5.73%	$545,151	$6,331	4.61%
Repurchase agreements(5)	—	—	0.00%	431,779	3,730	3.43%

Total interest bearing liabilities	$670,056	$9,674	5.73%	$976,930	$10,061	4.09%

Non-interest bearing liabilities	9,608			12,115

Total liabilities	$679,664			$989,045
Equity	164,896			146,299

Total liabilities and equity	$844,560			$1,135,344

Net interest income before provision for loan losses		$41,141			$35,488

Net interest rate spread(3)			19.74%			12.47%
Net interest margin(4)			20.62%			12.91%
Ratio of interest earning assets to interest bearing liabilities			118%			112%

(1)	Average balances computed on a month-end basis.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.
(5)	Included in discontinued operations.

Provision and Allowance for Loan Losses

The provision for loan losses was $13.0 million for the three months ended September 30, 2006 compared to $8.6 million for the three months ended September 30, 2005. The increase in the provision for loan losses was due primarily to a $142.1 million increase in average loans and an increase in the annualized charge-off rate of 5.43% for the three months ended September 30, 2006 compared to 4.58% for the same period a year ago. The increase in annualized net charge-offs was due to a number of economic trends such as lower used-vehicle values, a slowing economy and higher fuel prices that impacted both our customer base and the severity of our charge-offs which increased 7% from a year ago.

The total allowance for loan losses was $32.9 million at September 30, 2006 compared with $27.6 million at September 30, 2005, representing 4.31% of loans less unearned discounts at September 30, 2006 and 4.50% at September 30, 2005. Additionally, unearned discounts on loans totaled $39.5 million at September 30, 2006 compared with $31.8 million at September 30, 2005, representing 4.91% of loans at September 30, 2006 compared with 4.92% at September 30, 2005. The increase in allowance for loan losses and unearned discounts on loans was primarily due to a $157.0 million increase in loans outstanding, which increased to $803.7 million at September 30, 2006 from $646.7 million at September 30, 2005.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $0.3 million for the three months ended September 30, 2006 from $0.2 million for the three months ended September 30, 2005.

Non-interest Expense

Non-interest expense increased $4.7 million to $20.9 million for the three months ended September 30, 2006 from $16.2 million for the three months ended September 30, 2005. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support future continued branch expansion. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 804 employees in 125 branches and 102 employees at the corporate office for a total of 906 employees as of September 30, 2006, from 662 employees in 103 branches and 75 employees at the corporate office for a total of 737 employees as of September 30, 2005.

Income Taxes

Income taxes from continuing operations decreased $1.0 million to $3.1 million for the three months ended September 30, 2006 from $4.1 million for the three months ended September 30, 2005. This decrease occurred primarily as a result of a $2.9 million decrease in taxable income from continuing operations before income taxes.

Income From Discontinued Operations, Net of Tax

On March 30, 2006, we discontinued our operations related to our investment segment and sold our investment securities portfolio to focus solely on our automobile finance business. Income from discontinued operations, net of tax, was $0 for the three months ended September 30, 2006 and $0.6 million for the three months ended September 30, 2005.

Comparison of Operating Results for the Nine Months Ended September 30, 2006 and 2005

General

For the nine months ended September 30, 2006, our net income decreased $3.0 million to $17.3 million from $20.3 million for the nine months ended September 30, 2005.

The decrease in net income was due primarily to a $11.4 million increase in non-interest expense, a $8.4 million increase in provision for loan losses and a $2.9 million decrease in income from discontinued operations, net of tax, partially offset by a $19.0 million increase in net interest income and a $0.8 million increase in non-interest income. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business. The increase in the provision for loan losses was due primarily to a $134.5 million increase in average loans, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q.

Automobile contracts purchased increased $76.2 million to $433.9 million for the nine months ended September 30, 2006 from $357.7 million for the nine months ended September 30, 2005, as a result of the growth of our automobile finance business. During the nine months ended September 30, 2006, we opened 18 auto finance branches bringing our total to 125 branches in 34 states.

Interest Income

Interest income increased to $143.1 million for the nine months ended September 30, 2006 from $114.8 million for the nine months ended September 30, 2005 due primarily to a $134.5 million increase in average loans. The increase in average loans principally resulted from the purchase of additional automobile contracts over the past twelve months in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased to $25.6 million for the nine months ended September 30, 2006 from $16.3 million for the nine months ended September 30, 2005 due to a 123 basis point increase in average interest rate on securitization notes payable, a 142 basis point increase in average interest rate on warehouse borrowings and a $114.3 million increase in average balance of securitization notes payable. Securitization notes payable had an average balance of $501.5 million in the nine months ended September 30, 2006 compared to $387.2 million for the same period in 2005 due to the completion of a $195.0 million securitization in April 2005, a $225.0 million securitization in November 2005 and a $242.0 million securitization in June 2006, partially offset by payments on automobile contracts backing the securitized borrowings.

Average Balance Sheets

The following table sets forth information relating to our operations for the nine month periods ended September 30, 2006 and 2005. The yields and costs are derived by dividing annualized income or expense by the average balance of assets or liabilities for the periods shown. The yields and costs include fees, which are considered adjustments to yields.

	Nine Months Ended September 30,
	2006			2005
(Dollars in thousands)	Average Balance(1)	Interest	Average Yield/ Cost	Average Balance(1)	Interest	Average Yield/ Cost
Assets
Interest earning assets
Short term investments	$8,285	$64	1.03%	$17,787	$190	1.42%
Restricted Cash	61,298	2,081	4.54%	44,649	986	2.95%
Loans, net(2)	672,967	140,999	28.01%	538,510	113,604	28.21%

Subtotal	$724,550	$143,144	25.77%	$600,946	$114,780	25.54%
Securities(5)	107,937	4,782	5.92%	475,627	12,330	3.47%

Total interest earning assets	$850,487	$147,926	23.25%	$1,076,573	$127,110	15.79%

Non-interest earning assets	48,333			58,115

Total assets	$898,820			$1,134,688

Liabilities and Equity
Interest bearing liabilities
Warehouse line of credit	$112,193	$5,431	6.47%	$112,837	$4,266	5.05%
Securitization notes payable	501,458	19,538	5.21%	387,155	11,519	3.98%
Junior subordinated debentures	10,310	615	7.98%	10,310	469	6.08%

Subtotal	$623,961	$25,584	5.48%	$510,302	$16,254	4.26%
Repurchase agreements(5)	102,404	4,243	5.54%	468,783	10,597	3.02%
Deposits	—	—	0.00%	9,127	—	0.00%

Subtotal	$102,404	$4,243	5.54%	$477,910	$10,597	2.96%
Total interest bearing liabilities	$726,365	$29,827	5.49%	$988,212	$26,851	3.63%

Non-interest bearing liabilities	8,387			8,546

Total liabilities	$734,752			$996,758
Equity	164,068			137,930

Total liabilities and equity	$898,820			$1,134,688

Net interest income before provision for loan losses		$118,099			$100,259

Net interest rate spread(3)			17.76%			12.16%
Net interest margin(4)			18.57%			12.45%
Ratio of interest earning assets to interest bearing liabilities			117%			109%

(1)	Average balances computed on a month-end basis.
(2)	Net of unearned finance charges, unearned discounts and allowance for losses; includes non-performing loans.
(3)	Net interest rate spread represents the difference between the yield on interest earning assets and the cost of interest bearing liabilities.
(4)	Net interest margin represents net interest income divided by average interest earning assets.
(5)	Included in discontinued operations.

Provision and Allowance for Loan Losses

The provision for loan losses was $29.6 million for the nine months ended September 30, 2006 compared to $21.1 million for the nine months ended September 30, 2005. The increase in the provision for loan losses was due primarily to a $134.5 million increase in average loans and an increase in the annualized charge-off rate of 4.66% for the nine months ended September 30, 2006 compared to 4.26% for the same period a year ago, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate described above in Note 7 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q. The increase in annualized net charge-offs was due to a number of economic trends such as lower used-vehicle values, a slowing economy and higher fuel prices that impacted both our customer base and the severity of our charge-offs which increased 4% from a year ago.

The total allowance for loan losses was $32.9 million at September 30, 2006 compared with $27.6 million at September 30, 2005, representing 4.31% of loans less unearned discounts at September 30, 2006 and 4.50% at September 30, 2005. Additionally, unearned discounts on loans totaled $39.5 million at September 30, 2006 compared with $31.8 million at

September 30, 2005, representing 4.91% of loans at September 30, 2006 compared with 4.92% at September 30, 2005. The increase in the dollar amount for the allowance for loan losses and unearned discounts on loans was due primarily to a $157.0 million increase in loans outstanding, which increased to $803.7 million at September 30, 2006 from $646.7 million at September 30, 2005.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $1.4 million for the nine months ended September 30, 2006 from $0.6 million for the nine months ended September 30, 2005. This increase was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $11.3 million to $59.1 million for the nine months ended September 30, 2006 from $47.8 million for the nine months ended September 30, 2005. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support future continued branch expansion. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 804 employees in 125 branches and 102 employees at the corporate office for a total of 906 employees as of September 30, 2006, from 662 employees in 103 branches and 75 employees at the corporate office for a total of 737 employees as of September 30, 2005.

Income Taxes

Income taxes before discontinued operations increased $0.1 million to $12.3 million for the nine months ended September 30, 2006 from $12.2 million for the nine months ended September 30, 2005. This increase occurred primarily as a result of a $0.1 million increase in taxable income from continuing operations before income taxes.

(Loss) Income From Discontinued Operations, Net of Tax

On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business. Loss from discontinued operations, net of tax, was $0.7 million for the nine months ended September 30, 2006. Income from discontinued operations, net of tax, was $2.2 million for the nine months ended September 30, 2005.

Comparison of Financial Condition at September 30, 2006 and December 31, 2005

Total assets decreased $348.0 million, to $861.2 million at September 30, 2006, from $1,209.2 million at December 31, 2005. The decrease resulted primarily from a $495.3 million decrease in assets of discontinued operations to zero at September 30, 2006 from $495.3 million at December 31, 2005, partially offset by a $126.7 million increase in loans. The increase in loans principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations. No valuation allowance for the deferred tax assets is recognized because it is more likely than not that all of the deferred tax assets will be realized.

Warehouse line of credit borrowing increased to $152.3 million as of September 30, 2006 from $54.0 million as of December 31, 2005 due to funding of new automobile contracts, offset by the completion of a $242.0 million securitization in June 2006.

Securitization notes payable increased to $529.8 million at September 30, 2006 from $ 521.6 million at December 31, 2005 due to completion of a $242.0 million securitization in June 2006, offset by payments on the automobile contracts backing the securitized borrowings.

Liabilities of discontinued operations decreased to zero at September 30, 2006 from $459.5 million at December 31, 2005.

Shareholders’ equity increased to $158.6 million at September 30, 2006 from $154.9 million at December 31, 2005, primarily as a result of net income of $17.3 million during the nine months ended September 30, 2006, $1.8 million additional capital obtained as of result of stock options exercised and recognition of expense for fair value of options of $1.8 million, offset by $18.5 million of the Company’s common stock repurchased during the nine months ended September 30, 2006.

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

Warehouse Facility

As of September 30, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of September 30, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

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

Share Repurchase Program

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, the Board of Directors approved an increase in the aggregate number of shares that the Company may repurchase pursuant to its previously announced share repurchase program from 500,000 shares to 1,500,000 shares. The Company repurchased 1,000,000 shares of its common stock for an average price of $18.45 per share for an aggregate purchase price of $18.5 million during the nine months ended September 30, 2006.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2006.

	Less than 1 Year	1 Year to 3 Years	4 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$152,260	$—	$—	$—	$152,260
Securitization notes payable	242,816	273,698	13,279	—	529,793
Operating lease obligations	4,571	7,250	3,763	265	15,849
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$399,647	$280,948	$17,042	$10,575	$708,212

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Lending Activities

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at September 30, 2006 based on final maturity. Automobile contract balances are reflected before unearned discounts and allowance for loan losses but include unearned finance charges.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$17,236	$253,692	$530,491	$2,273	$803,692

All loans are fixed rate loans.

Classified Assets and Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses that may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified. The total allowance for loan losses was $32.9 million at September 30, 2006 compared with $29.1 million at December 31, 2005, representing 4.31% of loans less unearned discounts at September 30, 2006 and 4.59% at December 31, 2005. Additionally, unearned discounts on loans totaled $39.5 million at September 30, 2006 compared with $32.5 million at December 31, 2005, representing 4.91% of loans at September 30, 2006 compared with 4.88% at December 31, 2005.

Cumulative Losses

The following table reflects our cumulative losses (i.e., net charge-offs as a percentage of the original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from July 2003 through June 2006. Contract pools subsequent to June 2006 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Jul. 2003 – Sept. 2003	Oct. 2003 – Dec. 2003	Jan. 2004 – Mar. 2004	Apr. 2004 – Jun. 2004	Jul. 2004 – Sept. 2004	Oct. 2004 – Dec. 2004	Jan. 2005 – Mar. 2005	Apr. 2005 – Jun. 2005	Jul. 2005 – Sept. 2005	Oct. 2005 – Dec. 2005	Jan. 2006 – Mar. 2006	Apr. 2006 – Jun. 2006
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.05%	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%
7	0.56%	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.39%
10	1.41%	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.30%
13	2.26%	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.38%
16	3.50%	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.36%
19	4.48%	4.06%	3.96%	3.87%	4.20%	4.44%	4.14%
22	5.19%	4.78%	4.87%	4.77%	4.95%	5.24%
25	5.83%	5.53%	5.63%	5.35%	5.57%
28	6.55%	6.07%	6.16%	6.03%
31	7.14%	6.42%	6.79%
34	7.54%	6.77%
37	7.83%
Original Pool ($000)	$72,002	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988

Remaining Pool ($000)	$9,574	$11,925	$20,740	$24,746	$29,250	$34,211	$57,525	$66,093	$71,842	$73,801	$119,044	$131,161

Remaining Pool (%)	13.30%	17.34%	21.98%	27.15%	32.61%	39.46%	48.39%	54.85%	63.87%	72.72%	83.32%	91.09%

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at September 30, 2006, December 31, 2005 and 2004.

Loan Delinquencies	September 30, 2006	% of Total Loans	December 31, 2005	% of Total Loans	December 31, 2004	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$5,284	0.66%	$3,697	0.55%	$2,522	0.48%
60 to 89 days	2,036	0.25%	1,548	0.23%	856	0.16%
90+ days	1,077	0.13%	802	0.12%	416	0.08%

Total	$8,397	1.04%	$6,047	0.90%	$3,794	0.72%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at September 30, 2006, December 31, 2005 and 2004.

	September 30, 2006	December 31,
		2005	2004
	(Dollars in thousands)
Nonaccrual loans
Total nonaccrual loans	$14,776	$9,838	$7,169

Non accrual loans as a percentage of total loans	1.84%	1.48%	1.36%
Allowance for loan losses as a percentage of gross loans net of unearned discounts	4.31%	4.59%	5.13%

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2006 to July 31, 2006	166,184	$19.06	166,184	1,333,816
August 1, 2006 to August 31, 2006	833,816	$18.33	833,816	500,000
September 1, 2006 to September 30, 2006	—	—	—	500,000

Total	1,000,000	$18.45	1,000,000	500,000

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, the Board of Directors approved an increase in the aggregate number of shares of its outstanding common stock the Company may repurchase pursuant to its previously announced share repurchase program from 500,000 shares to 1,500,000 shares. This share repurchase program does not have an expiration date. The Company repurchased 1,000,000 shares of its common stock at an average price of $18.45 per share for an aggregate purchase price of $18.5 million during the quarter ended September 30, 2006.

Item 3.	Defaults Upon Senior Securities.

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5.	Other Information.

Not applicable

Item 6.	Exhibits.

10.1	Employment Agreement dated July 1, 2006 by and between United PanAm Financial Corp. and Arash Khazei.(1)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

(1)	Previously filed as an exhibit to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	November 8, 2006	By:	/S/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

	November 8, 2006	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Senior Vice President
(Principal Financial and Accounting Officer)