Form 10-K
period 2006-12-31
UNITED PAN AM FINANCIAL CORP
filed 2007-03-02
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006.

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

3990 Westerly Place

Newport Beach, California 92660

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (949) 224-1917

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $263,300,000, based upon the closing sales price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2006. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of February 27, 2007 was 16,334,136 shares.

Documents Incorporated by Reference

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2007 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

UNITED PANAM FINANCIAL CORP.

2006 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT

Certain statements contained in this Annual Report on Form 10-K, as well as some statements by us in periodic press releases and some oral statements by our officials to securities analysts and shareholders during presentations about us are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” “project,” “will” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, our company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, rapid growth of our businesses, general economic conditions, and other factors or conditions described under the caption “Risk Factors” of Item 1A of this Annual Report on Form 10-K. Our past performance and past or present economic conditions are not indicative of our future performance or of future economic conditions. Undue reliance should not be placed on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I

Item 1.    Business.

General

United PanAm Financial Corp. (the “Company”) is a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiary United Auto Credit Corporation (“UACC”), which provides financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

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

Our Business Strategy

We employ the following strategies to create value for our shareholders:

Pursue Controlled Geographical Expansion and Portfolio Growth.    We intend to expand our automobile finance business by opening additional branch offices in new and existing geographic areas. We currently operate in 34 states and we expect to open 24 to 26 branches in 2007. At February 28, 2007, we had a total of 132 branches in 34 states. Another significant growth driver is our portfolio growth at the individual branch level. Typically, branches reach a mature level of outstanding loans three to four years after opening and, on average, reach approximately 38% of that level after one year and approximately 74% of that level after two years. As a result, branches typically reach their profitability break-even by the end of year one, then continue to increase their profitability in years two and three and generally reach their full profitability three to four years after opening. We believe this maturing effect creates substantial growth potential in our current branch network. As of December 31, 2006, 61 of our 131 branches were less than three years old, 17 branches between two and three years old, 20 branches between one and two years old and 24 branches less than one year old.

Develop Exceptional Management.    To ensure successful branch network expansion, we focus on hiring and developing local, experienced branch-level management. Our branch managers average more than 12 years of experience in the auto finance industry, primarily with captive finance companies, including GMAC, Ford Motor Credit, Toyota Credit and Chrysler Credit. We provide extensive management training at our corporate headquarters at the time of hire and several times each year thereafter to ensure consistency of credit decisions and operations. We grant stock options to all branch managers, outline a clear career path for all employees and reward success with advancement within the organization, which we believe has enabled us to attract, retain and promote experienced personnel. All of our current regional managers and divisional vice presidents have been promoted from within.

Maintain Consistent Underwriting and Strong Risk Management Controls.    Each of our branch managers is responsible for day-to-day operations, subject to centralized risk management controls. All automobile contracts are underwritten and serviced at the local branch level to place specific accountability for credit decisions and collections on branch management. This is coupled with close supervision of underwriting and credit at each branch by our regional managers and divisional vice presidents, as well as by senior management at our corporate offices. Because of our stringent underwriting guidelines, the performance of which is reviewed frequently in an effort to reduce the severity and frequency of our charge-offs, we generally purchase only one contract for every eight automobile loan applications we review. In order to promote credit quality above asset growth, we compensate our branch managers primarily based on credit quality, audit performance, profitability and qualitative merits, with only 17% of bonus pay tied to automobile contract purchase volume.

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

Use of Warehouse Facilities and Securitizations for Funding.    We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $250 million and we have closed five securitizations. We plan to price a new securitization approximately every six months. We believe that our securitization funding strategy allows us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable are both fixed rate arrangements. We feel this method of funding provides us with a reliable source of funding at reasonable market rates.

Development of the Business

The Company was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation, into the Company. Unless the context indicates otherwise, all references to the Company include the previous Delaware corporation. The Company was originally organized as a holding company for PAFI, Inc. (“PAFI”) and Pan American Bank, FSB, a federally chartered savings association (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank.

Historically, we provided retail banking services through the Bank and operated an insurance premium finance business. However, because of the increasing regulatory requirements associated with financing our non-prime automobile finance business mainly with insured deposits, we caused the Bank to exit its federal thrift charter and dissolve effective February 11, 2005. In connection with the dissolution of the Bank, and in order to concentrate our efforts on our automobile finance business, we also elected to discontinue our insurance premium finance business in September 2004 and sold our portfolio of insurance premium finance loans to Classic Plan Premium Financing Inc. in November 2004 at a nominal premium over par. As a result, beginning with the quarterly period ended September 30, 2004, our insurance premium finance business and certain of our banking operations were treated as discontinued operations.

Retail and wholesale deposits of the Bank had historically been the primary funding source for our automobile finance business. However, as part of our plan to exit the Bank’s federal thrift charter, we shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In addition, and as part of the Bank’s plan of dissolution, we completed the sale of all three branches of the Bank during the third quarter of 2004, and distributed all of the Bank’s non-cash assets and excess capital, including the automobile finance business, to us and our wholly-owned subsidiary, PAFI.

On April 22, 2005, PAFI was merged with and into the Company, and UACC became a direct wholly-owned subsidiary of the Company. Prior to its dissolution on February 11, 2005, the Bank was a direct wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank.

On September 2, 2005, BVG West Corp. (“BVG”) was merged with and into UPFC Sub I, Inc., a direct wholly-owned subsidiary of the Company. In this merger, the former stockholders of BVG received the same number of shares of our common stock which BVG owned prior to the merger, based on percentages that such stockholders indirectly owned such shares through BVG immediately prior to the effective time of the merger. The Company’s total outstanding shares did not change as a result of the merger, nor did the underlying beneficial ownership of those shares.

On March 30, 2006, we discontinued our operations related to our investment segment and sold our investment securities portfolio to focus solely on our automobile finance business and to provide additional transparency to the public regarding the actual returns of our automobile finance business. We had historically invested in AAA-rated, United States Government Agency securities primarily to satisfy the Qualified Thrift Lender test that required the Bank to hold at least 60% of its assets in mortgage-related securities. Since the dissolution of the Bank in February 2005, we had maintained our investment securities portfolio to generate a reasonable rate of return on our equity capital.

At December 31, 2006, UACC was a direct wholly-owned subsidiary of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

Automobile Finance

Automobile Finance Industry

Automobile financing is one of the largest consumer finance markets in the United States. The automobile finance industry can be divided into two principal segments: a prime credit market and a non-prime credit market. Traditional automobile finance companies, such as commercial banks, savings institutions, credit unions and captive finance affiliates of automobile manufacturers, generally lend to the most creditworthy, or so-called prime, borrowers. The non-prime automobile credit market, in which we operate, provides financing to borrowers who generally cannot obtain financing from traditional lenders.

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

Operating Summary for Automobile Finance Business

The following table presents a summary of our key operating and statistical results for the years ended December 31, 2006, 2005 and 2004.

	At or for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except for averages)
Operating Data
Contracts purchased	$550,563	$461,483	$367,965
Contracts outstanding(1)	$813,524	$666,162	$524,166
Unearned acquisition discount	$(39,449)	$(32,506)	$(24,827)
Average contracts outstanding(1)	$755,881	$605,989	$469,884
Unearned acquisition discount to gross loans	4.85%	4.88%	4.74%
Average percentage rate to customers	22.66%	22.72%	22.74%
Average yield on automobile contracts, net	27.89%	27.96%	27.59%

Loan Quality Data
Allowance for loan losses	$36,037	$29,110	$25,593
Allowance for loan losses to gross loans net of unearned acquisition discount	4.66%	4.59%	5.13%
Delinquencies (% of net contracts)
31-60 days	0.60%	0.55%	0.48%
61-90 days	0.21%	0.23%	0.16%
90+ days	0.12%	0.12%	0.08%
Total	0.93%	0.90%	0.72%
Repossessions over 30 days past due (% of net contracts)	0.56%	0.44%	0.51%
Net charge-offs to average loans	5.22%	4.51%	5.24%

Portfolio Data
Used vehicles	99.2%	98.7%	99.0%
Average vehicle age at time of contract (years)	5.1	5.2	4.7
Average original contract term (months)	50.2	50.0	49.5
Average gross amount financed as a percentage of WSB(2)	117%	116%	117%
Average net amount financed as a percentage of WSB(3)	109%	111%	113%
Average net amount financed per contract	$9,442	$9,335	$9,095
Average down payment	17.3%	17.8%	18.3%
Average monthly payment	$293	$291	$287

	At or for the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except for averages)
Other Data
Number of branches	131	107	87
Interest income	$195,270	$157,777	$117,689
Interest expense	$35,791	$23,228	$15,645
Net interest margin	$159,479	$134,549	$102,044
Net income from continuing operations	$19,745	$23,713	$14,292
Net interest margin as a percentage of interest income	81.67%	85.28%	86.71%
Net interest margin as a percentage of average loans	21.10%	22.20%	21.72%
Non-interest expense to average loans	10.73%	10.64%	11.68%
Non-interest expense to average loans(4)	10.40%	10.64%	11.68%
Return on average assets from continuing operations	2.44%	3.59%	2.84%
Return on average shareholders’ equity	12.14%	16.75%	12.87%
Consolidated capital to assets ratio	18.18%	12.81%	8.78%

(1)	Net of unearned finance charges.
(2)	WSB represents (a) Kelly Wholesale Blue Book for used vehicles, (b) National Automobile Dealers Association trade-in value, or (c) Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.
(4)	Excluding stock-based compensation expense.

Products and Pricing

Our business is focused on transactions that involve a used automobile with an average age of four to seven years and an average original contract term of 48 to 52 months.

The target profile of our borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt payment to total income of 32% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applies for and enters into an automobile installment sales contract with the dealer. We purchase the automobile contract from the dealer at a discount from face value, which increases the effective yield on such automobile contract. As of December 31, 2006, the average annual rate to customers was 22.66% for our portfolio of automobile contracts and the average yield on automobile contracts, including the accretion of unearned acquisition discounts, was 27.89%.

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

At December 31, 2006, no dealer accounted for more than 0.39% of our portfolio and the ten dealers from which we purchased the most automobile contracts accounted for approximately 2.93% of our aggregate portfolio.

The following table presents the number of dealers from which we purchase automobile contracts in each of the states we operate at the years ended December 31, 2006, 2005 and 2004.

	At Years Ended December 31,
State	2006 Number of Dealers	2005 Number of Dealers	2004 Number of Dealers
California	1,735	1,697	1,555
Florida	1,201	1,118	973
Texas	1,125	849	675
New York	684	564	466
Ohio	543	478	379
Georgia	540	468	376
North Carolina	479	412	325
Massachusetts	463	414	345
Arizona	431	412	363
Illinois	429	419	362
Missouri	391	298	251
Tennessee	389	338	273
Alabama	383	264	185
Washington	309	274	294
Virginia	307	283	276
Colorado	289	273	270
Pennsylvania	279	193	121
Indiana	258	246	216
Other(1)	1,921	1,406	1,079

Total	12,156	10,406	8,784

(1)	States with less than 250 dealers at December 31, 2006.

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

Post-Funding Quality Reviews and Internal Audit Process

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

Additionally, selected branches are audited each year by our corporate audit team as well as by an independent outside accounting firm appointed by the audit committee for review of compliance with established policies and procedures.

Servicing and Collection

We service all of the automobile contracts that we purchase at the branch level.

Billing Process

We send each borrower a coupon book, which details the periodic loan payments. All payments are directed to the customer’s respective branch. We also accept payments delivered to the branch by a customer in person as well as payments received through Western Union and Money Gram.

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

When a vehicle is repossessed, it is generally sold at an automobile auction or, less frequently, through a private sale, and the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. We generally pursue all customer deficiencies. The net outstanding balance of the loan is the loan balance less any unaccreted acquisition discount and warranty refunds.

Competition

Our business is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. We compete primarily with independent companies specializing in non-prime automobile finance and, to a lesser extent, with commercial banks, savings institutions, credit unions and captive finance affiliates of automobile manufacturers. Fluctuations in interest rates and general and local economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over us. As we expand into new geographic markets, we will face additional competition from lenders already established in these markets.

Employees

At December 31, 2006, we had 849 employees in 131 branches and 105 employees at the corporate office for a total of 954 employees. None of our employees are a part of a collective bargaining agreement. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, www.upfc.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K.

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

Consumer Protection

Our automobile lending activities are subject to various federal and state consumer protection laws, including Truth in Lending, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Federal Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board’s Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of consumer receivables and impact our business. These laws, among other things, require that we obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require us to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer’s obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

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

Predatory Lending

The term “predatory lending” is far-reaching and covers a potentially broad range of behavior. As such, it does not lend itself to a concise or a comprehensive definition. However, predatory lending typically involves at least one, and perhaps all three, of the following elements:

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

In addition, the regulation bars loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated the law—which says loans should not be made to people unable to repay them—unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

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

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addressed accounting oversight and corporate governance matters and, among other things:

•	required executive certification of financial presentations;

•	increased requirements for board audit committees and their members;

•	enhanced disclosure of controls and procedures and internal control over financial reporting;

•	enhanced controls on, and reporting of, insider trading; and

•	increased penalties for financial crimes and forfeiture of executive bonuses in certain circumstances.

The legislation and its implementing regulations have resulted in increased costs of compliance, including certain outside professional costs. To date these costs have had a material impact on our operations.

USA PATRIOT Act of 2001

The USA PATRIOT Act of 2001 and its implementing regulations significantly expanded the anti-money laundering and financial transparency laws.

Under the USA PATRIOT Act, financial institutions are required to establish and maintain anti-money laundering programs which include:

•	the establishment of a customer identification program;

•	the development of internal policies, procedures, and controls;

•	the designation of a compliance officer;

•	an ongoing employee training program; and

•	an independent audit function to test the programs.

We have adopted comprehensive policies and procedures to address the requirements of the USA PATRIOT Act.

Fair and Accurate Credit Transactions Act

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or FACT, requires financial institutions to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACT, financial institution regulatory agencies proposed rules that would prohibit an institution from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations. A consumer’s election to opt out would be applicable for at least five years. The agencies have also proposed guidelines required by FACT for financial institutions and creditors which require financial institutions to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions to establish reasonable policies and procedures for implementing these guidelines.

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

In addition, state laws may impose more restrictive limitations on the ability of financial institution to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed to certain nonaffiliated third parties.

Item 1A.    Risk Factors.

Our business faces significant risks. These risks include those described below and may include additional risks and uncertainties not presently known to us or that we currently deem immaterial. Our financial condition, results of operations and business prospects could be materially and adversely affected by any of these risks. These risks should be read in conjunction with the other information contained in this Annual Report on Form 10-K.

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

We rely on our ability to aggregate and pledge receivables to securitization trusts and sell securities in the asset-backed securities market to generate cash proceeds for repayment of our warehouse facility and to create availability to purchase additional automobile contracts. Our ability to complete securitizations of our automobile contracts is affected by a number of factors, including:

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

We expect our operating results to continue to fluctuate.

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

We depend on our key personnel.

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

We have realized substantial growth in our automobile finance business since our inception in 1996. Consequently, we are vulnerable to a variety of business risks generally associated with rapidly growing companies. In the future, our rate of growth will be dependent upon, among other things, the continued success of our efforts to expand the number of branches, attract qualified branch managers, and expand our relationships with independent and franchised dealers of used automobiles. In addition, we may broaden our product offerings to include additional types of consumer loans or may enter other specialty finance businesses.

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

An interruption in or breach of our security systems could subject us to liability.

If third parties or our employees are able to interrupt or breach our network security systems or otherwise misappropriate our customers’ personal information or loan information, or if we give third parties or our employees improper access to our customers’ personal information or loan information, we could be subject to liability. This liability could include identity theft or other similar fraud-related claims. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure online transmission of confidential consumer information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments may result in a compromise or breach of the algorithms that we use to protect sensitive customer transaction data. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches. Our security measures are designed to protect against security breaches, but our failure to prevent such security breaches could have a material adverse effect on our financial condition, results of operations and business prospects.

Risks Related to Our Ownership and Organizational Structure

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of December 31, 2006, our Chairman, Guillermo Bron, beneficially owned 5,738,357 shares of our common stock, representing 34.3% of our total outstanding common stock. As a result, our Chairman will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiary, UACC. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of December 31, 2006, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time on or after July 7, 2008 and may call it before July 7, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest unless we make a redemption call before July 7, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 34 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years, and in some cases there is conflict among jurisdictions. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of non-compliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk, such as the fact that automobile contracts are purchased at fixed interest rates, while amounts borrowed under our warehouse facility bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.    Properties.

Our principal executive offices consisting of approximately 20,000 square feet, are located at 3990 Westerly Place, Suite 200, Newport Beach, California 92660. Additionally, as of December 31, 2006, we maintained 131 branches for our automobile finance business in 34 states throughout the United States of America, including sixteen branch offices located in Texas, twelve branch offices located in each of California and Florida, six branch offices located in each of Michigan, Missouri and New York, five branch offices located in each of Arizona, Georgia, North Carolina, Ohio and Tennessee, four branch office located in each of Alabama, Colorado, Illinois and Pennsylvania, three branch offices located in each of Indiana, Massachusetts, Maryland, Virginia and Washington, two branch offices located in each of Minnesota, Oklahoma and Oregon and one branch office located in each of Iowa, Kansas, Kentucky, Mississippi, Montana, New Hampshire, New Jersey, Nevada, South Carolina, Utah and Wyoming. The average size of our branch offices is approximately 2,000 square feet.

All of the properties listed above are leased with lease terms expiring on various dates to 2012, many with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $5.0 million at December 31, 2006. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

On November 20, 2006, we entered into a lease agreement dated as of October 20, 2006 with Lakeshore Towers Limited Partnership Phase IV, a California limited partnership, for approximately 31,214 rentable square feet of space located at 18191 Von Karman Avenue, Irvine, California 92612. The lease is for an initial term of sixty-one months, with a scheduled commencement date of April 1, 2007 and we have the option to extend the lease term for one five-year period. We will use the leased space as our principal executive offices after we vacate our current premises located at 3990 Westerly Place, Suite 200, Newport Beach, California.

Item 3.    Legal Proceedings.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure, inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a codefendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities and that the outcome of such claims and litigation will not have a material effect upon our financial condition, results of operations and cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.    Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

	High	Low
2006
Fourth Quarter	$15.89	$11.75
Third Quarter	$31.07	$15.45
Second Quarter	$32.46	$26.93
First Quarter	$30.96	$25.12
2005
Fourth Quarter	$27.47	$21.00
Third Quarter	$30.72	$23.83
Second Quarter	$28.00	$19.91
First Quarter	$20.89	$18.13

On February 27, 2007, the last reported sale price of our common stock on The NASDAQ Global Market was $12.53 per share. As of February 27, 2007 we had 18 shareholders of record and 16,334,136 outstanding shares of common stock.

The following graph compares, for the period from December 31, 2001 through December 31, 2006, the yearly percentage change in our cumulative total return on our common stock with the cumulative total return of the NASDAQ - Total US, an index consisting of NASDAQ-listed U.S.-based companies, and the SNL Autofinance Index, an index consisting of automobile finance companies. This graph assumes an initial investment of $100 and reinvestment of dividends. This graph is not necessarily indicative of future stock performance.

Index	Period Ending
	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
United PanAm Financial Corp.	100.00	128.87	344.12	392.99	533.40	283.71
SNL Autofinance Index	100.00	44.87	103.10	148.27	168.78	186.63
NASDAQ Composite	100.00	68.76	103.67	113.16	115.57	127.58

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

During the quarter ended December 31, 2006, we repurchased 76,525 shares of our common stock at an average price of $12.42 per share for an aggregate purchase price of $1.0 million, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1, 2006 to October 31, 2006	—	—	—	2,500,000
November 1, 2006 to November 30, 2006	—	—	—	2,500,000
December 1, 2006 to December 31, 2006	76,525	$12.42	76,525	2,423,475

Total	76,525	$12.42	76,525	2,423,475

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. This share repurchase program does not have an expiration date.

Item 6.    Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2006, 2005, 2004, 2003 and 2002. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Income Data
Interest income	$195,270	$157,777	$117,689	$81,675	$54,664
Interest expense	35,791	23,228	15,645	12,219	10,828

Net interest income	159,479	134,549	102,044	69,456	43,836
Provision for loan losses	46,800	31,166	25,516	17,771	12,783

Net interest income after provision for loan losses	112,679	103,383	76,528	51,685	31,053
Non-interest income	1,737	830	2,047	1,594	893
Non-interest expense
Compensation and benefits	51,905	39,495	33,004	26,538	20,474
Other expense	29,204	24,976	21,897	14,676	12,577

Total non-interest expense	81,109	64,471	54,901	41,214	33,051

Income from continuing operations before income taxes	33,307	39,742	23,674	12,065	(1,105)
Income taxes	13,562	16,029	9,382	4,880	(422)

Income from continuing operations	19,745	23,713	14,292	7,185	(683)
(Loss) income from discontinued operations, net of tax(1)	(676)	2,952	9,413	6,666	7,099
Cumulative effect of change in accounting principle	—	—	—	—	106

Net income	$19,069	$26,665	$23,705	$13,851	$6,522

Earnings (loss) per share-basic:
Continuing operations	$1.13	$1.41	$0.88	$0.45	$(0.04)
Discontinued operations(1)	(0.04)	0.17	0.58	0.42	0.45
Cumulative effect of change in accounting principle	—	—	—	—	0.01
Net income	$1.09	$1.58	$1.46	$0.87	$0.42
Weighted average basic shares outstanding	17,444	16,874	16,209	15,914	15,630

Earnings (loss) per share-diluted:
Continuing operations	$1.06	$1.27	$0.79	$0.41	$(0.04)
Discontinued operations(1)	(0.04)	0.16	0.52	0.38	0.42
Cumulative effect of change in accounting principle	—	—	—	—	0.01
Net income	$1.02	$1.43	$1.31	$0.79	$0.39
Weighted average diluted shares outstanding	18,699	18,644	18,069	17,566	16,902

	As of and for the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands, except per share data)
Statement of Financial Condition Data
Total assets from continuing operations	$879,489	$713,854	$553,641	$407,351	$301,317
Gross loans(2)	813,524	666,162	524,170	397,417	282,598
Unearned acquisition discount	(39,449)	(32,506)	(24,827)	(14,932)	—
Allowance for loan losses	(36,037)	(29,110)	(25,593)	(24,982)	(27,586)
Interest receivable	9,018	7,213	5,535	4,440	4,514
Securitization notes payable	698,337	521,613	352,564	—	—
Warehouse lines of credit	—	54,009	101,776	—	—
Junior subordinated debentures	10,310	10,310	10,310	10,310	—
Shareholders’ equity	159,865	154,915	124,253	96,050	81,806

Operating Data
Contracts purchased	$550,563	$461,483	$367,965	$265,429	$184,399
Contracts outstanding(2)	$813,524	$666,162	$524,170	$397,417	$282,518
Average contracts outstanding(2)	$755,881	$605,989	$469,884	$321,413	$229,499
Average yield on automobile contracts, net(3)	27.89%	27.96%	27.59%	25.26%	23.38%
Average cost of borrowing	5.58%	4.37%	2.91%	2.54%	2.67%
Unearned acquisition discounts to gross loans(3)	4.85%	4.88%	4.74%	3.76%	—
Nonaccrual loans(4)	$13,314	$9,838	$7,169	$5,713	$4,734
Nonaccrual loans to gross loans(2)	1.64%	1.48%	1.36%	1.40%	1.61%
Allowance for loan losses to gross loans net of unearned acquisition discounts(3)	4.66%	4.59%	5.13%	6.53%	9.76%
Total delinquencies over 30 days (% of net contracts)	0.93%	0.90%	0.72%	0.75%	0.73%
Net charge-offs to average loans	5.22%	4.51%	5.24%	5.67%	6.20%

Other Data
Number of branches	131	107	87	70	54
Net interest margin as a percentage of interest income	81.67%	85.28%	86.71%	85.04%	80.19%
Net interest margin as a percentage of average loans	21.10%	22.20%	21.72%	21.61%	19.10%
Non-interest expense to average loans	10.73%	10.64%	11.68%	12.82%	14.40%
Non-interest expense to average loans(5)	10.40%	10.64%	11.68%	12.82%	14.40%
Return on average assets from continuing operations	2.44%	3.59%	2.84%	1.86%	(0.24)%
Return on average shareholders’ equity	12.14%	16.75%	12.87%	7.65%	(0.86)%
Consolidated capital to assets ratio	18.18%	12.81%	8.78%	5.77%	8.67%

(1)	Commencing in September 2004, we discontinued our banking operations and insurance premium finance operations. Commencing in March 2006, we discontinued our operations related to investment segment and sold our investment securities portfolio.
(2)	Net of unearned finance charges.
(3)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned acquisition discount at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies”.
(4)	Net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed.
(5)	Excluding stock-based compensation expense.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to help the reader understand our results of operations and financial condition and is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements, the accompanying notes to the consolidated financial statements, and the other information included or incorporated by reference herein.

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our direct wholly-owned subsidiary UACC, which provides financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers. For the year ended December 31, 2006, the weighted average yield on our automobile contracts was 27.89%.

We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $250 million and we have closed five securitizations. We plan to price a new securitization approximately every six months. We believe that our securitization funding strategy allows us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable are both fixed rate arrangements. We feel this method of funding provides us with a reliable source of funding at reasonable market rates.

Our business strategy includes controlled expansion through a national retail branch network, which is comprised of branches that are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our regional managers and divisional vice presidents. We believe that our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

At December 31, 2006, we had a total of 131 branches, of which 4 were opened in 1996, 5 in 1997, 5 in 1998, 6 in 1999, 8 in 2000, 12 in 2001, 14 in 2002, 16 in 2003, 17 in 2004, 20 in 2005, and 24 in 2006. At December 31, 2006, our portfolio was composed of over 113,536 automobile contracts in the aggregate gross amount of $813.5 million.

The following table presents the number of branches, number of contracts and total contracts outstanding in each of the states we operate at the year ended December 31, 2006.

	At December 31, 2006
State	Number of Branches	Number of Contracts	Contracts Outstanding
			(Dollars in thousands)
Texas	16	11,774	$95,874
California	12	13,510	91,578
Florida	12	12,564	88,509
New York	6	5,706	38,282
Missouri	6	3,351	25,030
Michigan	6	1,831	13,027
Georgia	5	5,294	40,401
Arizona	5	5,247	38,003
Ohio	5	5,567	36,107
North Carolina	5	4,615	32,925
Tennessee	5	3,836	27,777
Illinois	4	4,059	26,217
Alabama	4	3,342	25,334
Pennsylvania	4	2,562	18,509
Colorado	4	2,422	16,947
Virginia	3	3,636	24,552
Massachusetts	3	3,416	24,475
Indiana	3	2,767	21,205
Washington	3	2,537	16,479
Maryland	3	2,065	12,845
Oregon	2	1,907	12,953
Oklahoma	2	1,079	9,622
Minnesota	2	1,102	8,607
Other(1)	11	9,347	68,266

Total	131	113,536	$813,524

(1)	One branch in each of Kansas, Kentucky, New Jersey, Utah, Nevada, New Hampshire, Mississippi, Iowa, South Carolina, Wyoming and Montana.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. For a further discussion of our accounting policies, see “Note 3. Summary of Significant Accounting Policies” to our notes to consolidated financial statements in this Form 10-K.

Certain accounting policies require us to make significant estimates and assumptions, which have a material impact on the carrying value of certain assets and liabilities, and we consider these to be critical accounting policies. The estimates and assumptions we use are based on historical experience and other factors, which we believe to be reasonable under the circumstances. Actual results could differ significantly from these estimates and assumptions, which could have a material impact on the carrying value of assets and liabilities at the date of the statement of financial condition and our results of operations for the reporting periods. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Securitization Transactions

The transfer of our automobile contracts to securitization trusts is treated as a secured financing under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The trusts are considered variable interest entities. The assets, liabilities and results of operations of the trusts have been included in our consolidated financial statements. The contracts are retained on the statement of financial condition with the securities issued to finance the contracts recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions. Debt issuance costs are amortized over the expected term of the securitization using the interest method.

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

Allowance for Loan Losses

The allowance for loan losses is established systematically based on incurred loss methodology for the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Our loan loss allowances are monitored by management based on a variety of factors including an assessment of the credit risk inherent in the portfolio, prior loss experience, the levels and trends of nonperforming loans, current and prospective economic conditions and other factors. Management also undertakes a review of various quantitative and qualitative analyses. Quantitative analyses include the review of charge-off trends and evaluation of credit loss experienced by credit tier. Other quantitative analyses include the concentration of any credit tier, the level of nonperformance and the percentage of delinquency. Qualitative analysis includes trends in charge-offs over various time periods and at various statistical midpoints and high points, the severity of depreciated values of repossession and trends in the economy generally or in specific geographic locations.

The allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months at each reporting date. We account for such contracts by static pool, stratified into three-month buckets, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Any such adjustment is recorded in the current period as the assessment is made.

Despite these analyses, we recognize that establishing an allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. Our operating results and financial condition are sensitive to changes in our estimate for loan losses and the estimate’s underlying assumptions. Our operating results and financial condition are immediately impacted as changes in estimates for calculating loan loss reserves are immediately recorded in our consolidated statement of income as an addition or reduction in provision expense.

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the twelve months ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the twelve months ended December 31, 2006 was $2,774,000.

Derivatives and Hedging Activities

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk. Such contracts are funded with warehouse borrowings and the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rates. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Operations during 2004 because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting. Accordingly, we did not amortize them over the life of the automotive contracts.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Automobile contracts	$816,031	$669,597	$528,761	$405,085	$291,689
Other consumer loans	—	—	4	49	80

Total loans	$816,031	$669,597	$528,765	$405,134	$291,769

Unearned finance charges(1)	(2,507)	(3,435)	(4,595)	(7,717)	(9,171)
Unearned acquisition discounts(1)	(39,449)	(32,506)	(24,827)	(14,932)	—
Allowance for loan losses(1)	(36,037)	(29,110)	(25,593)	(24,982)	(27,586)

Total loans, net	$738,038	$604,546	$473,750	$357,503	$255,012

(1)	See “Note 3. Summary of Significant Accounting Policies” to our Notes to the Consolidated Financial Statements in this Form 10-K.

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $36.0 million at December 31, 2006 compared with $29.1 million at December 31, 2005, representing 4.66% of loans at December 31, 2006 and 4.59% at December 31, 2005.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Allowance for Loan Losses
Balance at beginning of year	$29,110	$25,593	$24,982	$27,586	$16,807
Provision for loan losses—continuing operations(1)	46,800	31,166	25,516	17,771	12,783
Net charge-offs	(39,873)	(27,649)	(24,905)	(20,375)	(17,061)
Acquisition discounts allocated to loss allowance(1)	—	—	—	—	15,057

Balance at end of year	$36,037	$29,110	$25,593	$24,982	$27,586

Annualized net charge-offs to average loans	5.22%	4.51%	5.24%	5.67%	6.20%
Ending allowance to period end loans	4.66%	4.59%	5.13%	6.53%	9.76%

(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	December 31,
	2006		2005		2004
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in thousands)
30 to 59 days	$4,898	0.60%	$3,697	0.55%	$2,522	0.48%
60 to 89 days	1,678	0.21%	1,548	0.23%	856	0.16%
90+ days	966	0.12%	802	0.12%	416	0.08%

Total	$7,542	0.93%	$6,047	0.90%	$3,794	0.72%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	December 31,
	2006	2005	2004	2003	2002
Noneaccrual loans	$13,314	$9,838	$7,169	$5,713	$4,734
Nonaccrual loans to gross loans	1.64%	1.48%	1.36%	1.41%	1.61%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	4.66%	4.59%	5.13%	6.53%	9.76%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from October 2003 through September 2006. Contract pools subsequent to September 2006 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Oct. 2003 – Dec. 2003	Jan. 2004 – Mar. 2004	Apr. 2004 – Jun. 2004	Jul. 2004 – Sept. 2004	Oct. 2004 – Dec. 2004	Jan. 2005 – Mar. 2005	Apr. 2005 – Jun. 2005	Jul. 2005 – Sept. 2005	Oct. 2005 – Dec. 2005	Jan. 2006 – Mar. 2006	Apr. 2006 – Jun. 2006	Jul. 2006 – Sept. 2006
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%
7	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%
10	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%
13	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%
16	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%
19	4.06%	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%
22	4.78%	4.87%	4.77%	4.95%	5.17%	5.50%
25	5.53%	5.63%	5.35%	5.56%	6.12%
28	6.07%	6.16%	5.96%	6.31%
31	6.42%	6.76%	6.62%
34	6.77%	7.37%
37	7.14%
Original Pool ($000)	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167

Remaining Pool ($000)	$9,271	$16,713	$20,106	$24,123	$28,589	$49,197	$56,577	$62,304	$64,133	$106,441	$119,023	$123,599

Remaining Pool (%)	13.48%	17.71%	22.06%	26.90%	32.98%	41.38%	46.95%	55.39%	63.20%	74.50%	82.66%	90.77%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at December 31, 2006 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$18,365	$263,329	$530,460	$1,370	$813,524

All loans are fixed rate loans.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources are a warehouse credit line, securitizations and retained earnings.

Our primary uses of cash include:

•	acquisition of automobile contracts;

•	interest expense;

•	operating expenses; and

•	securitization costs.

The capital resources available to us include:

•	interest income and principal collections on automobile contracts;

•	servicing fees that we earn under our securitizations;

•	releases of excess cash from the spread accounts relating to the securitizations;

•	securitization proceeds;

•	borrowings under our warehouse credit facility; and

•	releases of excess cash from our warehouse credit facility.

Management believes that the resources available to us will provide the needed capital to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations.

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts. As of December 31, 2006, we were in compliance with all terms of the financial covenants related to our securitization transactions.

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

The following table lists each of our securitizations and its original balance.

Issue Number	Issuance Date	Original Balance Class A-1	Interest Rate	Original Balance Class A-2	Interest Rate	Original Balance Class A-3	Interest Rate	Total Original Balance	Original Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2004A	September 22, 2004	$109,000	1.94%	$179,000	2.56%	$132,000	3.27%	$420,000	$467,389	0.46%	0.020%
2005A	April 14, 2005	33,000	3.12%	80,000	3.85%	82,000	4.34%	195,000	210,811	0.43%	0.035%
2005B	November 10, 2005	41,000	4.28%	96,000	4.82%	88,000	4.98%	225,000	248,619	0.41%	0.035%
2006A	June 15, 2006	52,000	5.27%	94,000	5.46%	96,000	5.49%	242,000	260,215	0.39%	0.035%
2006B	December 14, 2006	55,000	5.34%	96,000	5.15%	99,000	5.01%	250,000	268,818	0.38%	0.035%

								$1,332,000	$1,455,852

The following table lists each of our securitizations and its remaining balance as of December 31, 2006.

Issue Number	Issuance Date	Current Balance Class A-1		Current Balance Class A-2		Current Balance Class A-3		Total Current Balance	Current Receivables Pledged
2004A	September 22, 2004	$—		$—		$71,406		$71,406	$79,878
2005A	April 14, 2005	—		—		71,255		71,255	79,304
2005B	November 10, 2005	—		32,794		88,000		120,794	139,071
2006A	June 15, 2006	—		88,882		96,000		184,882	206,992
2006B	December 14, 2006	55,000		96,000		99,000		250,000	262,767

								$698,337	$768,012

(1)	Related to premiums on financial guaranty insurance policies.

In addition, there is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations. As of December 31, 2006, we were in compliance with the terms of all covenants related to each securitization.

Warehouse Facility

As of December 31, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of December 31, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of February 28, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

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

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,076,525 shares of our common stock for an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the year ended December 31, 2006.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.42% as of December 31, 2006. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2006.

	Less than one year	One to three years	Three to five years	More than five years	Total
	(Dollars in thousands)
Securitization notes payable	$330,054	$328,897	$39,386	$—	$698,337
Operating lease obligations	5,274	9,658	6,003	523	21,458
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$335,328	$338,555	$45,389	$10,833	$730,105

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Discontinued Operations

Prior to September 2004, we engaged in three reportable segments: automobile finance, insurance premium finance and banking. As a result of the changes in our funding sources and the cancellation of the Bank’s federal thrift charter, in September 2004 we discontinued our insurance premium finance business and our banking operations.

On March 30, 2006, we discontinued our operations related to our investment segment and sold our investment securities portfolio to focus solely on our automobile finance business and to provide additional transparency to the public regarding the actual returns of our automobile finance operations.

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General

In 2006 we reported net income of $19.1 million, or $1.02 per diluted share, compared with $26.7 million, or $1.43 per diluted share for 2005.

Interest income increased 24% to $195.3 million for the year ended December 31, 2006 from $157.8 million for the same period a year ago. Automobile contracts purchased increased $89.1 million to $550.6 million in 2006 from $461.5 million in 2005 as a result of the growth of our automobile finance business. During the twelve months ended December 31, 2006, we opened 24 auto finance branches bringing our total to 131 branches in 34 states.

The two major factors affecting the Company’s earnings in 2006 were increased interest expense and provision for loan losses. The $12.6 million or 54% increase in interest expense in 2006 was due to higher receivables and increased cost of funds as a result of higher market interest rates, coupled with the pay down of lower priced securitizations. The $15.6 million or 50% increase in the provision for loan losses in the later half of the year was the result of increased loan balance and defaults due to the slowing consumer finance sector resulting in increased losses.

Interest Income

Interest income increased by 24% to $195.3 million in 2006 from $157.8 million in 2005 due primarily to the increase in average finance receivable of $130.8 million. Interest income represents finance charges taken into earnings during the year as well as the accretion of the acquisition discount fee on loans acquired.

Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

We currently anticipate a continued increase in average automobile contracts in 2007 as a result of the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations. Our plan is to expand our branch network by 24 to 26 new branches in 2007.

Interest Expense

Interest expense increased 54% to $35.8 million in 2006 from $23.2 million in 2005. The average debt outstanding increased by 21% to $641.9 million in 2006 from $531.1 million in 2005. The average interest rate increased 28% to 5.58% in 2006 from 4.37% in 2005. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in 2006 and 2005 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $46.8 million for the year ended December 31, 2006 compared with $31.2 million for the year ended December 31, 2005. The increase in the provision for loan losses was due primarily to a $130.8 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.22% for the year ended December 31, 2006 compared to 4.51% for the year ended December 31, 2005, partially offset by a reduction in provision for loan losses of $1.7 million before tax (or $1.0 million after tax) due to a change in accounting estimate.

The increase in annualized net charge-offs was the result of increased defaults due to the slowing consumer finance sector. In response to current trends in the economy, we have tightened our underwriting criteria and strengthened our collections policies to better manage our loan portfolio.

The total allowance for loan losses was $36.0 million at December 31, 2006 compared with $29.1 million at December 31, 2005, representing 4.66% of automobile contracts, less unearned acquisition discount, at December 31, 2006 and 4.59% at December 31, 2005. The increase in the allowance for loan losses was due primarily to a $147.3 million increase in automobile contracts outstanding, which increased to $813.5 million at December 31, 2006 from $666.2 million at December 31, 2005 and increase in the loss rate within the portfolio.

A provision for loan losses is charged to operations based on our regular evaluation of the adequacy of the allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

For more information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $0.9 million to $1.7 million in 2006 from $0.8 million in 2005. This increase was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company that was dissolved in August 2006. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $16.6 million to $81.1 million in 2006 from $64.5 million in 2005. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support continued branch expansion. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 849 employees in 131 branches and 105 employees at the corporate office for a total of 954 employees as of December 31, 2006, from 723 employees in 107 branches and 77 employees at the corporate office for a total of 800 employees as of December 31, 2005. In addition, non-interest expense as a percentage of average loans was 10.73% (10.40% excluding stock-based compensation expense) at December 31, 2006 compared to 10.64% at December 31, 2005. The Company did not adopt the recognition provisions of SFAS No. 123(R) until January 1, 2006. For more information, see “—Critical Accounting Policies.”

Income Taxes

Income taxes before discontinued operations decreased $2.4 million to $13.6 million in 2006 from $16.0 million in 2005. This decrease occurred primarily as a result of a $6.4 million decrease in taxable income from continuing operations before income taxes.

Comparison of Operating Results for the Years Ended December 31, 2005 and December 31, 2004

General

In 2005 we reported net income of $26.7 million, or $1.43 per diluted share, compared with $23.7 million, or $1.31 per diluted share for 2004.

The increase in net income was due primarily to a $32.5 million increase in net interest income before provision for loan losses, which increased to $134.5 million in 2005 from $102.0 million in 2004, partially offset by a $1.2 million decrease in non-interest income, a $9.6 million increase in non-interest expense, a $5.7 million increase in the provision for loan losses, a $6.6 million increase in income taxes and a $6.5 million decrease in income from discontinued operations. Net interest income was favorably impacted by the continued expansion and growth of our automobile finance business.

Automobile contracts purchased increased $93.5 million to $461.5 million in 2005 from $368.0 million in 2004, as a result of the growth of our automobile finance business. During the twelve months ended December 31, 2005, we opened 20 auto finance branches bringing our total to 107 branches in 31 states.

Interest Income

Interest income increased to $157.8 million in 2005 from $117.7 million in 2004 due primarily to a $133.0 million increase in average automobile contracts, a $35.0 million increase in average restricted cash and a 181 basis point increase in average interest rate on restricted cash. The increase in automobile contracts principally resulted from the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations.

Interest Expense

Interest expense increased 49% to $23.2 million in 2005 from $15.6 million in 2004. The average interest rate increased 50% to 4.37% in 2005 from 2.91% in 2004. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

The provision for loan losses was $31.2 million for the year ended December 31, 2005 compared with $25.5 million for the year ended December 31, 2004. The increase in the provision for loan losses was due primarily to a $133.0 million increase in average automobile contracts, partially offset by a decrease in the annualized charge-off rate of 4.51% for the year ended December 31, 2005 compared with 5.24% for the year ended December 31, 2004.

The total allowance for loan losses was $29.1 million at December 31, 2005 compared with $25.6 million at December 31, 2004, representing 4.59% of automobile contracts, less unearned acquisition discount, at December 31, 2005 and 5.13% at December 31, 2004. The increase in the allowance for loan losses was due primarily to a $142.0 million increase in automobile contracts outstanding, which increased to $666.2 million at December 31, 2005 from $524.2 million at December 31, 2004.

A provision for loan losses is charged to operations based on our regular evaluation of the adequacy of the allowance for loan losses. While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

For more information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased $1.2 million to $0.8 million in 2005 from $2.0 million in 2004.

Non-interest Expense

Non-interest expense increased $9.6 million to $64.5 million in 2005 from $54.9 million in 2004. The increase was driven primarily by our overall continued branch expansion. During the past twelve months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 723 employees in 107 branches and 77 employees at the corporate office for a total of 800 employees as of December 31, 2005, from 591 employees in 87 branches and 56 employees at the corporate office for a total of 647 employees as of December 31, 2004. In addition, non-interest expense as a percentage of average loans was 10.64% at December 31, 2005 compared to 11.68% at December 31, 2004. For more information, see “—Critical Accounting Policies.”

Income Taxes

Income taxes increased $6.6 million to $16.0 million in 2005 from $9.4 million in 2004. This increase occurred primarily as a result of a $16.1 million increase in taxable income from continuing operations before income taxes.

Financial Condition

Comparison of Financial Condition at December 31, 2006 and December 31, 2005

Total assets decreased $329.7 million, to $879.5 million at December 31, 2006 from $1,209.2 million at December 31, 2005. The decrease resulted primarily from a $495.3 million decrease in assets of discontinued operations, partially offset by a $140.4 million increase in automobile contracts to $774.1 million, net of unearned discounts and unearned finance charges, at December 31, 2006 from $633.7 million at December 31, 2005, a $14.9 million increase in restricted cash and a $7.0 million increase in cash and cash equivalents.

Premises and equipment increased $1.1 million to $5.0 million at December 31, 2006 from $3.9 million at December 31, 2005 primarily as a result of opening 24 new branches in 2006 consistent with planned growth in our automobile finance business.

Warehouse line of credit borrowing decreased to zero at December 31, 2006 due to the completion of a $250.0 million securitization in December 2006, in which the proceeds from securitizations were used to pay down the line of credit.

Securitization notes payable increased to $698.3 million at December 31, 2006 from $521.6 at December 31, 2005 due to the completion of a $242.0 million securitization in June 2006 and a $250.0 million securitization in December 2006, offset by payments on the automobile contracts backing the securitized borrowing.

Liabilities of discontinued operations decreased to zero at December 31, 2006 from $459.5 million at December 31, 2005.

Shareholders’ equity increased to $159.9 million at December 31, 2006 from $154.9 million at December 31, 2005, primarily as a result of net income of $19.1 million in 2006, $1.5 million additional capital obtained as of result of stock options exercised and recognition of expense for fair value of options of $2.5 million, offset by $19.4 million of the Company’s common stock repurchased during the year ended December 31, 2006.

Comparison of Financial Condition at December 31, 2005 and December 31, 2004

Total assets decreased $205.7 million, to $1,209.2 million at December 31, 2005 from $1,414.9 million at December 31, 2004. The decrease resulted primarily from a $365.9 million decrease in assets of discontinued operations, partially offset by a $134.4 million increase in loans to $633.7 million at December 31, 2005 from $499.3 million at December 31, 2004, a $17.1 million increase in cash and cash equivalents and a $16.3 million increase in restricted cash.

Premises and equipment increased $0.4 million to $3.9 million at December 31, 2005 from $3.5 million at December 31, 2004 primarily as a result of opening 20 new branches in 2005 consistent with planned growth in our automobile finance business.

Warehouse line of credit borrowing decreased to $54.0 million at December 31, 2005 from $101.8 at December 31, 2004 due to the completion of a $195.0 million securitization in April 2005 and a $225.0 million securitization in December 2005, partially offset by funding of new automobile contracts.

Securitization notes payable increased to $521.6 million at December 31, 2005 from $352.6 at December 31, 2004 due to the completion of a $195.0 million securitization in April 2005 and a $225.0 million securitization in December 2005, offset by payments on the automobile contracts backing the securitized borrowing.

Liabilities of discontinued operations decreased to $459.5 million at December 31, 2005 from $817.9 million at December 31, 2004.

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

Recent Accounting Developments

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains and embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instrument that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on qualifying special purpose entity from holding a derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending December 31, 2007. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In March 2006, the FASB issued FASB Staff Position No. FAS 156, Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140 (“FAS 156”). FAS 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value and requires additional disclosures and separate presentation in the statement of financial position of the carrying amounts of servicing assets and servicing liabilities that an entity elects to subsequently measure at fair value to address concerns about comparability that may result from the use of elective measurement methods. The provisions of this FASB Staff Position are effective as of the beginning of our first fiscal year that begins after September 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under SFAS No. 157, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, with early adoption permitted. Management believes the adoption of this pronouncement will not have a material impact on the Company’s consolidated financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Internal Control Over Financial Reporting

We prepared and are responsible for the consolidated financial statements that appear in this Annual Report on Form 10-K. These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, or GAAP, and therefore, include amounts based on informed judgments and estimates. We are also responsible for the preparation of other financial information that is included in this Annual Report on Form 10-K.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2006. Our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Grobstein, Horwath & Company LLP, our independent auditor, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders

United PanAm Financial Corp. and Subsidiaries

We have audited management’s assessment included in the accompanying Management Report on Internal Control Over Financial Reporting, included in Item 9A. “Controls and Procedures” of this Annual Report on Form 10-K, that United PanAm Financial Corp. and Subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that United PanAm Financial Corp. and Subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, United PanAm Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of United PanAm Financial Corp. and Subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/    GROBSTEIN, HORWATH & COMPANY LLP

Costa Mesa, California

March 1, 2007

Item 9B.    Other Information

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 10, 2007.

Item 11.    Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 10, 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 10, 2007.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 10, 2007.

Item 14.    Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2007 Annual Meeting of Shareholders to be held on July 10, 2007.

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

(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated July 26, 2005 by and among United PanAm Financial Corp., a Delaware corporation to be organized by United PanAm Financial Corp., BVG West Corp. and Guillermo Bron.(1)

3.1	Articles of Incorporation of United PanAm Financial Corp.(2)

3.2	Bylaws of United PanAm Financial Corp.(3)

4.1	Indenture dated July 21, 2003 for Trust Preferred Securities(2)

4.2	Guarantee Agreement for Trust Preferred Securities(2)

4.3	Amended and Restated Declaration of Trust for UPFC Trust I(2)

4.4	Second Amended and Restated Registration Rights Agreement dated July 26, 2005 by and among United PanAm Financial Corp., BVG West Corp. and Pan American Financial, L.P.(1)

4.5	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company(4)

4.6	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas.(4)

10.1	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.(3)

10.2	Form of Indemnification Agreement between United PanAm Financial Corp. and officers and directors of United PanAm Financial Corp.(3)

10.3	United PanAm Financial Corp. Amended and Restated 1997 Employee Stock Incentive Plan, as amended(5)

10.4	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended(3)

10.5	Employment Agreement dated August 30, 2005 by and between United PanAm Financial Corp. and William Bron(6)

10.6	Employment Agreement dated April 18, 2006 between United PanAm Financial Corp. and Ray C. Thousand(7)

10.7	Employment Agreement dated July 1, 2006 by and between United PanAm Financial Corp. and Arash A. Khazei(8)

10.8	Employment Agreement dated March 1, 2005 between United PanAm Financial Corp. and Mario Radrigan(9)

10.9	Branch Purchase and Assumption Agreement dated July 1, 2004, among Pan American Bank, FSB, United PanAm Financial Corp. and Guaranty Bank(10)

Exhibit No.	Description
10.10	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office dated July 2, 2004, among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp.(10)

10.11	Brokered Deposit Purchase and Assumption Agreement dated July 15, 2004, among EverBank, Pan American Bank, FSB and United PanAm Financial Corp.(10)

10.12	Certificate of Deposit Assumption Agreement dated November 11, 2004, between Geauga Savings Bank and Pan American Bank, FSB(11)

10.13	Office Lease dated as of October 20, 2006 by and between United PanAm Financial Corp. and Lakeshore Towers Limited Partnership Phase IV(12)

21	List of Subsidiaries of United PanAm Financial Corp.

23	Consent of Grobstein, Horwath & Company LLP

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of United PanAm Financial Corp., a California corporation (the “Company”), filed July 29, 2005, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, and amendments thereto (SEC Registration No. 333-39941), and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A, filed October 28, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-129613), and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 31, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 21, 2006, and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 7, 2006, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2006, and incorporated herein by this reference.

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

March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GUILLERMO BRON	Chairman of the Board	March 1, 2007

/s/ RAY C. THOUSAND	Chief Executive Officer and President and Director (Principal Executive Officer)	March 1, 2007

/s/ ARASH A. KHAZEI	Chief Financial Officer and Senior Vice President (Principal Financial and Accounting Officer and Corporate Treasurer)	March 1, 2007

/s/ GILES H. BATEMAN	Lead Director	March 1, 2007

/s/ RON R. DUNCANSON	Director	March 1, 2007

/s/ MITCHELL G. LYNN	Director	March 1, 2007

/s/ LUIS MAIZEL	Director	March 1, 2007

United PanAm Financial Corp.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

United PanAm Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2006 and 2005 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United PanAm Financial Corp. and Subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion thereon.

/s/ GROBSTEIN, HORWATH & COMPANY LLP

Costa Mesa, California
March 1, 2007

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Assets
Cash	$8,389	$8,199
Short term investments	19,905	13,096

Cash and cash equivalents	28,294	21,295
Restricted cash	67,987	53,058
Loans	774,075	633,656
Allowance for loan losses	(36,037)	(29,110)

Loans, net	738,038	604,546
Premises and equipment, net	5,034	3,881
Interest receivable	9,018	7,213
Other assets	31,118	23,861
Assets of discontinued operations	—	495,318

Total assets	$879,489	$1,209,172

Liabilities and Shareholders’ Equity
Securitization notes payable	$698,337	$521,613
Warehouse line of credit	—	54,009
Accrued expenses and other liabilities	10,977	8,806
Junior subordinated debentures	10,310	10,310
Liabilities of discontinued operations	—	459,519

Total liabilities	719,624	1,054,257

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at December 31, 2006 and 2005	—	—
Common stock (no par value):
Authorized, 30,000,000 shares, 16,713,838 and 17,120,250 shares issued and outstanding at December 31, 2006 and 2005, respectively	60,614	76,054
Retained earnings	99,251	80,182
Unrealized loss on securities available for sale, net	—	(1,321)

Total shareholders’ equity	159,865	154,915

Total liabilities and shareholders’ equity	$879,489	$1,209,172

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31
	2006	2005	2004
	(Dollars in thousands, except per share data)
Interest Income
Loans	$192,156	$156,006	$117,117
Short term investments and restricted cash	3,114	1,771	572

Total interest income	195,270	157,777	117,689

Interest Expense
Securitization notes payable	26,954	16,795	3,847
Warehouse line of credit	8,007	5,780	731
Deposits	—	—	10,605
Junior subordinated debentures	830	653	462

Total interest expense	35,791	23,228	15,645

Net interest income	159,479	134,549	102,044
Provision for loan losses	46,800	31,166	25,516

Net interest income after provision for loan losses	112,679	103,383	76,528

Non-interest Income
Redemption of preferred stock-investment in AirTime Technologies, Inc.	520	—	—
Other income	1,217	830	2,047

Total non-interest income	1,737	830	2,047

Non-interest Expense
Compensation and benefits	51,905	39,495	33,004
Occupancy	7,360	5,764	5,130
Market loss—derivative instruments	—	—	2,185
Other	21,844	19,212	14,582

Total non-interest expense	81,109	64,471	54,901

Income from continuing operations before income taxes	33,307	39,742	23,674
Income taxes	13,562	16,029	9,382

Income from continuing operations	19,745	23,713	14,292
(Loss) income from discontinued operations, net of tax	(676)	2,952	9,413

Net income	$19,069	$26,665	$23,705

Earnings (loss) per share-basic:
Continuing operations	$1.13	$1.41	$0.88
Discontinued operations	(0.04)	0.17	0.58

Net income	$1.09	$1.58	$1.46

Weighted average basic shares outstanding	17,444	16,874	16,209

Earnings (loss) per share-diluted:
Continuing operations	$1.06	$1.27	$0.79
Discontinued operations	(0.04)	0.16	0.52

Net income	$1.02	$1.43	$1.31

Weighted average diluted shares outstanding	18,699	18,644	18,069

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income	$19,069	$26,665	$23,705
Other comprehensive income:
Unrealized (loss) gain on securities	—	(2,889)	455

Tax effect of unrealized (loss) gain on securities	—	1,164	(180)

Comprehensive income	$19,069	$24,940	$23,980

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2003	16,100,204	$66,109	$29,812	$129	$96,050
Net income	—	—	23,705	—	23,705
Exercise of stock options, net	426,154	1,469	—	—	1,469
Tax effect of exercised stock options	—	2,754	—	—	2,754
Change in unrealized gain on securities, net	—	—	—	275	275

Balance, December 31, 2004	16,526,358	70,332	53,517	404	124,253
Net income	—	—	26,665	—	26,665
Exercise of stock options, net	593,892	1,357	—	—	1,357
Tax effect of exercised stock options	—	4,365	—	—	4,365
Change in unrealized gain on securities, net	—	—	—	(1,725)	(1,725)

Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	19,069	—	19,069
Exercise of stock options, net	670,113	(9,290)	—	—	(9,290)
Repurchase of common stock	(1,076,525)	(19,437)	—	—	(19,437)
Tax effect of exercised stock options	—	10,813	—	—	10,813
Stock-based compensation expense	—	2,474	—	—	2,474
Loss on disposition of securities, net	—	—	—	1,321	1,321

Balance, December 31, 2006	16,713,838	$60,614	$99,251	$—	$159,865

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Cash flows from operating activities:
Income from continuing operations	$19,745	$23,713	$14,292
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	46,800	31,166	25,516
Accretion of discount on loans	(23,930)	(19,494)	(12,408)
Depreciation and amortization	1,963	1,537	1,361
Stock-based compensation	2,474	—	—
Tax benefit from stock-based compensation	(1,007)	—	—
Increase in accrued interest receivable	(1,805)	(1,678)	(1,095)
Increase in other assets	(7,257)	(6,057)	(1,835)
Increase in accrued expenses and other liabilities	2,171	704	1,877

Net cash provided by operating activities of continuing operations	39,154	29,891	27,708
(Loss) income from discontinued operations	(676)	2,952	9,413

Net cash provided by operating activities	38,478	32,843	37,121

Cash flows from investing activities:
Change in assets of discontinued operations	496,639	364,223	395,407
Purchases, net of repayments, of loans	(156,362)	(142,468)	(129,355)
Purchases of premises and equipment	(3,116)	(1,899)	(1,717)
Proceeds from redemption of FHLB stock	—	12,067	—

Net cash provided by investing activities	337,161	231,923	264,335

Cash flows from financing activities:
Change in liabilities of discontinued operations	(459,519)	(358,383)	(733,262)
Proceeds from warehouse line of credit	425,001	368,126	106,686
Repayment of warehouse line of credit	(479,010)	(415,893)	(4,910)
Proceeds from securitization	492,000	420,000	420,000
Payments on securitization notes payable	(315,276)	(250,951)	(67,436)
Increase in restricted cash	(14,929)	(16,329)	(36,729)
Repurchase of common stock	(19,437)	—	—
Proceeds from exercise of stock options	1,523	5,722	4,223
Tax benefit from stock-based compensation	1,007	—	—

Net cash used in financing activities	(368,640)	(247,708)	(311,428)

Net increase (decrease) in cash and cash equivalents	6,999	17,058	(9,972)
Cash and cash equivalents at beginning of year	21,295	4,237	14,209

Cash and cash equivalents at end of year	$28,294	$21,295	$4,237

Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$35,899	$37,499	$30,072

Income taxes	$9,332	$5,985	$25,525

See accompanying notes to the consolidated financial statements.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2006 and 2005

1.    Organization

United PanAm Financial Corp. (the “Company”) was incorporated in California on April 9, 1998 for the purpose of reincorporating its business in California, through the merger of United PanAm Financial Corp., a Delaware corporation, into the Company. Unless the context indicates otherwise, all references to the Company include the previous Delaware corporation. The Company was originally organized as a holding company for PAFI, Inc. (“PAFI”) and Pan American Bank, FSB (the “Bank”) to purchase certain assets and assume certain liabilities of Pan American Federal Savings Bank.

On April 22, 2005, PAFI was merged with and into the Company, and United Auto Credit Corp. (“UACC”) became a direct wholly-owned subsidiary of the Company. Prior to its dissolution on February 11, 2005, the Bank was a direct wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank.

On September 2, 2005, BVG West Corp. (“BVG”) was merged with and into UPFC Sub I, Inc., a direct wholly-owned subsidiary of the Company. In this merger, the former stockholders of BVG received the same number of shares of our common stock which BVG owned prior to the merger, based on percentages that such stockholders indirectly owned such shares through BVG immediately prior to the effective time of the merger. The Company’s total outstanding shares did not change as a result of the merger, nor did the underlying beneficial ownership of those shares.

At December 31, 2006, UACC was a direct wholly-owned subsidiary of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

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

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and as required by the OTS as a condition to the cancellation of the Bank’s federal charter, the Company has irrevocably guaranteed all remaining obligations of the Bank. The remaining obligations that the Company guaranteed were attributable primarily to insured deposits, which were effectively

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

sold on February 11, 2005. As of December 31, 2006, there have been no claims relating to the obligations of the Bank, and management believes that there will be no material claims relating to such obligations in the future.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	December 31, 2006	December 31, 2005
	(Dollars in Thousands)
Assets of discontinued operations	$—	$495,318
Liabilities of discontinued operations	$—	$459,519

	Year Ended December 31
	2006	2005	2004
	(Dollars in Thousands)
Revenue from discontinued operations	$4,782	$20,369	$24,509
Expense from discontinued operations	$5,922	$15,429	$13,462
Gain on disposal of business	$—	$—	$5,444
(Loss) income from discontinued operations (after applicable income (tax benefits) taxes of $(464), $1,988 and $7,078, respectively)	$(676)	$2,952	$9,413

3.    Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries including certain special purpose financing trusts utilized in securitization transactions, which are considered variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses,

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

estimates of loss contingencies, accruals and stock-based compensation forfeiture rates. Certain amounts in the 2005 and 2004 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation in 2006.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits and highly liquid interest-bearing deposits with original maturities of three months or less. We are required to maintain a minimum cash and cash equivalent balance of $7.5 million under the terms of the warehouse facility.

Restricted Cash

Restricted cash relates to $29.9 million of deposits held as collateral for securitized obligations and warehouse liabilities at December 31, 2006 compared with $19.9 million at December 31, 2005. Additionally, $38.1 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $33.2 million at December 31, 2005.

Loans

We purchase automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of unearned acquisition discount and unearned finance charges. Unearned acquisition discount and unearned finance charges are recognized over the contractual life of the loans using the interest method.

Charge-Offs

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days. If the collateral has been repossessed and sold, the charge-off represents the difference between the net sales proceeds and the amount of the delinquent contract, including accrued interest. If the account is delinquent in excess of 120 days, the charge-off represents the amount of the delinquent contract including accrued interest. Interest income deemed uncollectible is reversed at the time the loan is charged off. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principle payments is in accordance with the loan terms.

Nonaccrual Loans

An account is considered delinquent if a scheduled payment has not been received by the date such payment was contractually due. Loans over 30 days delinquent and loans for which vehicles have been repossessed are considered nonaccrual loans.

Allowance for Loan Losses

The Company calculates the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. The allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses that are probable in the next 12 months (net of remaining

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

unearned income) at each reporting date. The Company reviews charge-off experience factors, delinquency reports, historical collection rates, estimates of the value of the underlying collateral, economic trends, such as unemployment rates, and other information to make the necessary judgments as to probable credit losses. We account for such contracts by static pool, stratified into three-month pools, so that the credit risk in each individual static pool can be evaluated independently, on a periodic basis, in order to estimate the future losses within each pool. Any such adjustment is recorded in the current period as the assessment is made.

We modified our underwriting approach in early 2003. Since the second quarter of 2003, the improvement in overall underwriting of loans has shown a gradual reduction in loss rate by pool as a percentage of the long term historical loss curve. Since our model for calculating loan loss reserves also takes into account losses from prior to 2003, the overall historical loss rate was tracking higher than the post 2003 losses. As a result of the incurrence of post-2003 losses at approximately 94% of the historical loss curve, there is a difference between actual losses taken and the estimated reserve for new pools with 12 months or less of historical data since the historical curve is used to estimate the required reserve for new pools. By using the 94% factor, the estimated reserve for pools with 12 months or less of historical data, will reflect the current impact of increases or decreases in actual portfolio loss rates, and the estimated reserve will be recalculated each period based on the actual performance of the overall portfolio.

In the first quarter of 2006, we started to use quarterly pool data points instead of six month pool data points to derive the historical loss curve in order to better estimate future losses, to be more responsive to changes in the portfolio and to correspond to securitization reporting. Additionally, losses on new pools are estimated using a factor that accounts for the performance of the new pools as compared to the historical loss curve. The impact due to the change in accounting estimate in the first quarter of 2006 as described above was a reduction in provision for loan losses of $1.0 million net of tax (gross amount is $1.7 million).

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the related assets or terms of the leases. Furniture, equipment, computer hardware, software and data processing equipment are currently depreciated over 3-5 years. Leasehold improvements on operating leases are amortized over a period not exceeding the term of the lease, including renewal options which are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the consolidated statements of income. The cost of fully depreciated assets and the related accumulated depreciation are removed from the accounts.

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

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

Leases

We lease office space under noncancellable operating lease agreements which expire at various dates through 2012. These leases are recorded as operating leases because they do not meet the accounting criteria for capital leases under Statements of Financial Accounting Standards No. 13, Accounting for Leases. These leases generally contain scheduled rent increases or escalation clauses, renewal options, rent allowances and other rent incentives. We recognize rent expense on our operating leases, excluding these allowance and incentives which are considered immaterial, on a straight-line basis over the lease term.

Securitization Notes Payable

The transfer of our automobile contracts to securitization trusts is treated as a secured financing under FAS 140. The trusts are considered variable interest entities. The assets, liabilities and results of operations of the trusts have been included in our consolidated financial statements. The contracts are retained on the statement of financial condition with the securities issued to finance the contracts recorded as securitization notes payable. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions. Debt issuance costs are amortized over the expected term of the securitization using the interest method.

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

Cash pledged to support the securitization transactions is deposited to a restricted account and recorded on our consolidated statement of financial condition as restricted cash. Additionally, investments in the trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable.

Stock-Based Compensation

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the consolidated financial statements. That cost will be measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). We have applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). Stock-based compensation expense is recognized based on awards ultimately expected to vest on a straight-line prorated basis. In accordance with the modified prospective transition method, Our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). There was no stock-based compensation expense recognized prior to January 1, 2006.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

Interest Income

Interest income is accrued as it is earned. Acquisition discount is accreted over the contractual life of the loan and recognized as income using the interest method. Our policy is to charge-off loans delinquent 120 days or more. Interest income deemed uncollectible is reversed at the time the loan is charged off. Income is subsequently recognized only to the extent cash payments are received, until in management’s judgment, the borrower’s ability to make periodic interest and principal payments is in accordance with the loan terms. Loans over 30 days delinquent are considered nonaccrual loans.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2006 and December 31, 2005. Accordingly, no valuation allowance has been established.

Earnings Per Share

Earnings per Common Share is computed by dividing Net Income Available to Common Shareholders by the weighted average common shares issued and outstanding. For Diluted Earnings per Common Share, Net Income Available to Common Shareholders can be affected by the conversion of the registrant’s convertible preferred stock. Where the effect of this conversion would have been dilutive, Net Income Available to Common Shareholders is adjusted by the associated preferred dividends. The adjusted Net Income is divided by the weighted average number of common shares issued and outstanding for each period adjusted by amounts representing the dilutive effect of stock options outstanding, restricted stock units and the dilution resulting from the conversion of the registrant’s convertible preferred stock, if applicable. The effects of convertible preferred stock, restricted stock units and stock options are excluded from the computation of diluted earnings per common share in periods in which the effect would be anti-dilutive. Dilutive potential common shares are calculated using the treasury stock method.

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

Years Ended December 31, 2006 and 2005

included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities” (“FIN 46(R)”), was issued in December 2003. The assets, liabilities and results of operations of our trusts associated with securitizations and trust preferred securities have been included in our consolidated financial statements.

Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements

Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), was issued in September 2006. SAB 108 requires that public companies utilize a “dual-approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a statement of financial condition focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. We have adopted this pronouncement which has not had a material impact on our consolidated financial statements.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments (“SFAS 155”). SFAS 155 amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Derivative Instruments and Hedging Activities, and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 (i) permits the fair value remeasurement for any hybrid financial instrument that contains and embedded derivative that otherwise would require bifurcation, (ii) clarifies which interest-only strips and principal-only strips are not subject to the requirement of SFAS 133, (iii) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instrument that contain an embedded derivative requiring bifurcation, (iv) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and (v) amends SFAS 140 to eliminate the prohibition on qualifying special purpose entity from holding a derivative financial instrument. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of our fiscal year ending December 31, 2007. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

In July 2006, the FASB issued Financial Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

tax positions should be classified on the statement of financial condition; and provides transition and interim-period guidance, among other provisions. The provisions of FIN 48 are effective as of the beginning of our first fiscal year that begins after December 15, 2006. Management is currently evaluating the impact of the adoption of this pronouncement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

4.    Loans

Loans are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Loans:
Loans securitized	$768,012	$582,080
Loans unsecuritized	48,019	87,517
Unearned finance charges	(2,507)	(3,435)
Unearned acquisition discount	(39,449)	(32,506)
Allowance for loan losses	(36,037)	(29,110)

Total loans, net	$738,038	$604,546

Contractual weighted average interest rate	22.66%	22.72%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financing. Loans unsecuritized include $26.7 million and $66.9 million pledged under the Company’s warehouse facilities as of December 31, 2006 and December 31, 2005, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Allowance for loan losses at beginning of year	$29,110	$25,593	$24,982
Provision for loan losses	46,800	31,166	25,516
Net charge-offs	(39,873)	(27,649)	(24,905)

Allowance for loan losses at end of year	$36,037	$29,110	$25,593

Allowance for loan losses to gross loans net of unearned acquisition discounts at end of year	4.66%	4.59%	5.13%
Unearned acquisition discounts to gross loans at end of year	4.85%	4.88%	4.74%

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on the outstanding balance of contracts held on the statement of financial condition and historical loss trends. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of December 31, 2006 and ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

5.    Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Furniture and equipment	$7,967	$6,598
Leasehold improvements	953	510

	8,920	7,108
Less: Accumulated depreciation and amortization	(3,886)	(3,227)

Total	$5,034	$3,881

Depreciation and amortization expense included in occupancy expense on the consolidated statement of income was $1,963,000 for the year ended December 31, 2006 $1,537,000 for the year ended December 31, 2005 and $1,361,000 for the year ended December 31, 2004.

During 2006 and 2005, there were no assets that were affected by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

6.    Borrowings

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated.

	At or For Years Ended December 31,
	2006	2005
	(Dollars in thousands)
Securitization notes payable
Maximum month-end balance	$698,337	$547,047
Balance at end of period	698,337	521,613
Average balance for period	508,457	400,886
Weighted average interest rate on balance at end of period	4.92%	4.08%
Weighted average interest rate on average balance for period	5.30%	4.19%
Warehouse line of credit
Maximum month-end balance	$223,259	$206,639
Credit available under warehouse facility	250,000	195,991
Balance at end of period	—	54,009
Average balance for period	123,136	113,044
Weighted average interest rate on balance at end of period	0.00%	4.33%
Weighted average interest rate on average balance for period	6.50%	5.11%

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under FAS 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. Debt issuance costs are amortized over the expected term of the securitization using the interest method. Unamortized costs of $3.3 million and $2.3 million as of December 31, 2006 and 2005, respectively, are included in other assets on the consolidated statements of financial condition.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts. As of December 31, 2006, we were in compliance with all terms of the financial covenants related to our securitization transactions.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust. Although we do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in the trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2006, no such servicing right termination events have occurred with respect to any of the trusts. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity and results of operations.

The following table lists each of our securitizations as of December 31, 2006.

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at December 31, 2006
(Dollars in thousands)
2004A	September 22, 2004	September 2010	$420,000	$71,406
2005A	April 14, 2005	December 2010	$195,000	$71,255
2005B	November 10, 2005	August 2011	$225,000	$120,794
2006A	June 15, 2006	May 2012	$242,000	$184,882
2006B	December 14, 2006	August 2012	$250,000	$250,000

		Total	$1,332,000	$698,337

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of December 31, 2006 and 2005 are as follows:

	December 31, 2006	December 31, 2005
	(Dollars in thousands)
Automobile contracts, net	$768,012	$582,080
Restricted cash	$29,221	$18,556

Total assets pledged	$797,233	$600,636

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

A summary of our securitization activity and cash flows from the trusts is as follows:

	For Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Receivables securitized	$529,033	$459,430	$467,389
Proceeds from securitization	$492,000	$420,000	$420,000
Distribution from the trusts	$74,554	$59,547	$—

Warehouse Facility

As of December 31, 2006 we were party to one $250 million warehouse facility, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of December 31, 2006. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. As of December 31, 2006, restricted cash of $0.6 million was held as collateral for the warehouse facility. Debt issuance costs are amortized over thirty six months on a straight-line basis. Unamortized costs of $0.4 million and $0.8 million as of December 31, 2006 and 2005, respectively, are included in other assets on the consolidated statements of financial condition. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million residual variable rate credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC and UFC under the residual credit facility. As of February 28, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

7.    Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Income taxes from continuing operations	$13,562	$16,029	$9,382
Income taxes (benefit) from discontinued operations	(464)	1,988	7,078

Total tax expense	$13,098	$18,017	$16,460

Income tax expense attributable to income from continuing operations consists of:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Federal taxes:
Current	$14,477	$14,874	$10,520
Deferred (benefit)	(3,381)	(1,812)	(3,262)

	$11,096	$13,062	$7,258
State taxes:
Current	$2,682	$2,650	$2,121
Deferred (benefit)	(216)	317	3

	2,466	2,967	2,124

Total	$13,562	$16,029	$9,382

The tax effects of temporary differences that give rise to significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2006	2005
	(Dollars in thousands)
Deferred tax assets:
Loan loss allowances	$14,231	$11,472
Stock compensation	711	—
Compensation related reserves	1,014	667
State taxes	568	913
Accrued liabilities	315	214
Unrealized loss on securities available for sale(1)	—	888
Other	23	185

Total gross deferred tax assets	16,862	14,339

Deferred tax liabilities:
Depreciation and amortization	(338)	(495)

Total gross deferred tax liabilities	(338)	(495)

Net deferred tax assets (included in other assets)	$16,524	$13,844

(1)	Included in discontinued operations.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

At December 31, 2006 and 2005, the Company had a net current income tax receivable of $5.6 million and $2.2 million, respectively, which was included in other assets on the consolidated statements of financial condition.

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Years Ended December 31,
	2006	2005	2004
Expected statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	4.8	4.8	5.8
Other, net	0.9	0.5	(1.2)

Effective tax rate	40.7%	40.3%	39.6%

Amounts for the current year are based upon estimates and assumptions as of the date of the consolidated financial statements and could vary significantly from amounts shown on the tax returns as filed.

8.    Commitments And Contingencies

All branch and office locations are leased by us under operating leases expiring at various dates through the year 2012. Rent expense was $4.8 million, $3.8 million and $3.4 million for the years ended December 31, 2006, 2005 and 2004 respectively. On November 20, 2006, we entered into a lease agreement dated as of October 20, 2006 with Lakeshore Towers Limited Partnership Phase IV, a California limited partnership, for approximately 31,214 rentable square feet of space located at 18191 Von Karman Avenue, Irvine, California. The lease is for an initial term of sixty-one months, with a scheduled commencement date of April 1, 2007 and we have the option to extend the lease term for one five-year period. We will use the leased space as our corporate headquarters after we vacate our current premises located at 3990 Westerly Place, Suite 200, Newport Beach, California.

Future minimum rental payments as of December 31, 2006 under existing leases are set forth as follows:

Years ending December 31:	(Dollars in thousands)
2007	$5,274
2008	5,100
2009	4,558
2010	3,675
2011	2,328
2012	523

Total	$21,458

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

Years Ended December 31, 2006 and 2005

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

9.    Share Repurchase Program

On June 27, 2006, the Board of Directors approved a share repurchase program and authorized the Company to repurchase up to 500,000 shares of its outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, the Board of Directors approved an increase in the aggregate number of shares of common stock that the Company may repurchase pursuant to its previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, the Board of Directors approved a second increase in the aggregate number of shares of common stock that the Company may repurchase pursuant to its previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. The Company repurchased 1,076,525 shares of its common stock at an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the year ended December 31, 2006.

10.    Stock Options

In 1994, we adopted a stock option plan and, in November 1997, June 2001, and June 2002, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 7,750,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that fair market value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income. Prior to the adoption of SFAS No. 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123. Under the intrinsic value method, no stock-based compensation expense had been recognized in our consolidated statement of income, because the exercise price of our stock options granted equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the year ended December 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

compensation expense recognized in the consolidated statement of income for the year ended December 30, 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the year ended December 31, 2006 (there was no share-based compensation expense recognized for the year ended December 31, 2005).

Year Ended December 31,
2006
(Dollars in thousands)
Stock-based compensation expense	$(2,474)
Tax benefit	1,007

Stock-based compensation expense, net of tax	$(1,467)

The table below reflects net income and diluted net income per share for the year ended December 31, 2006 compared with the pro forma information for the years ended December 31, 2005 and December 31, 2004.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Net income—as reported for prior period(1)	N/A	$26,665	$23,705
Stock-based compensation expense	$(2,474)	(2,700)	(1,476)
Tax benefit	1,007	1,089	585

Stock-based compensation expense, net of tax(2)	(1,467)	(1,611)	(891)
Net income, including the effect of stock-based compensation expense(3)	$19,069	$25,054	$22,814

Diluted net income per share—as reported for prior period(1)	N/A	$1.43	$1.31

Diluted net income per share, including the effect of stock-based compensation expense(3)	$1.02	$1.34	$1.26

(1)	Net income and net income per share prior to January 1, 2006 did not include stock-based compensation expense under SFAS No. 123 because we did not adopt the recognition provisions of SFAS No. 123 until January 1, 2006.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

(2)	Stock-based compensation expense prior to January 1, 2006 is calculated based on the pro forma application of SFAS No. 123.
(3)	Net income and net income per share prior to January 1, 2006 represents pro forma information based on SFAS No. 123. For the year ended December 31, 2006 stock-based compensation expense is already included in net income.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 12 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Year Ended December 31,
	2006	2005	2004
Expected dividends	$—	$—	$—
Expected volatility	34.00%	33.32%	41.86%
Risk-free interest rate	4.71%	4.01%	3.49%
Expected life (in years)	4.79 years	4.84 years	4.90 years

At December 31, 2006, there was $7.6 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 5.41 years. A summary of option activity for the years ended December 31, 2006, December 31, 2005 and December 31, 2004 are as follows:

	Years Ended December 31,
	Shares 2006	Weighted Average Exercise Price	Shares 2005	Weighted Average Exercise Price	Shares 2004	Weighted Average Exercise Price
	(Dollars in thousands, except per share amounts)
Balance at beginning of year	4,574,390	$10.07	4,889,550	$7.22	5,078,018	$7.11
Granted	757,125	27.49	474,000	24.10	429,000	17.29
Canceled or expired	(204,600)	19.60	(195,268)	17.36	(191,314)	13.24
Exercised	(1,103,479)	3.45	(593,892)	2.28	(426,154)	3.52

Balance at end of year	4,023,436	14.67	4,574,390	10.07	4,889,550	7.22

Weighted average fair value per share of options granted during the year	$9.49		$7.98		$10.29

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

At December 31, 2006, options exercisable to purchase 3,103,811 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	—	$2.35	3.17	16,469	$2.35
$3.1651 to $6.3300	691,392	1,000	4.24	3.58	691,392	4.23
$6.3301 to $9.4950	99,500	6,900	7.06	4.44	99,500	7.00
$9.4951 to $12.6600	1,383,100	21,900	10.23	4.45	1,383,100	10.21
$12.6601 to $15.8250	316,050	10,000	14.91	3.58	316,050	14.90
$15.8251 to $18.9900	131,000	121,800	17.63	7.65	131,000	17.64
$18.9901 to $22.1550	304,700	82,000	20.02	5.02	304,700	20.01
$22.1551 to $25.3200	34,700	57,300	23.24	8.75	34,700	23.19
$25.3201 to $28.4850	72,900	110,100	26.79	8.67	72,900	26.52
$28.4851 to $31.6500	54,000	508,625	29.91	9.03	54,000	29.90

	3,103,811	919,625	$14.67	5.41	3,103,811	$11.36

The weighted average remaining contractual life of outstanding options was 5.41 years, 5.17 years and 5.62 years for December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, 11,985 shares of common stock were reserved for future grants or issuances under the Plan.

11.    Dividends

We have not declared or paid any cash dividends on our common stock since inception. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and our general financial conditions, general business conditions and contractual restrictions on payment of dividends, if any. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code.

12.    401(k) Plan

We maintain the 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees. Under the 401(k) Plan, employees may contribute up to the annual dollar limit of $15,000 for 2006 on a pre-tax basis. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by us in 2006, 2005 and 2004 were $482,000, $381,000 and $308,000, respectively.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

13.    Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Collection expenses	$6,008	$4,893	$4,285
Travel and entertainment	3,998	3,358	2,163
Professional fees	3,182	4,241	2,280
Telephone	2,424	1,787	1,321
Forms, supplies, postage and delivery	1,961	1,789	1,345
Data processing	986	942	985
Marketing	676	394	445
Insurance premiums	398	466	815
Other	2,211	1,342	943

Total	$21,844	$19,212	$14,582

14.    Earnings Per Share

We calculate earnings per share as shown below:

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share amounts)
Earnings per share—basic:
Net income	$19,069	$26,665	$23,705

Weighted average common shares outstanding	17,444	16,874	16,209

Per basic share	$1.09	$1.58	$1.46

Earnings per share—diluted:
Net income	$19,069	$26,665	$23,705

Weighted average common shares outstanding	17,444	16,874	16,209
Add: Diluted effect of stock options	1,255	1,770	1,860

Weighted average common shares outstanding—diluted	18,699	18,644	18,069

Per diluted share	$1.02	$1.43	$1.31

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

15.    Fair Value of Financial Instruments

The estimated fair value of our financial instruments is as follows at the dates indicated:

	December 31, 2006		December 31, 2005
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$28,294	$28,294	$21,295	$21,295
Restricted cash (collection accounts)	38,126	38,126	33,195	33,195
Restricted cash (reserve accounts)	29,861	29,861	19,863	19,863
Loans, net	738,038	738,038	604,546	604,546
Liabilities:
Securitization notes payable	698,337	694,078	521,613	517,513
Warehouse line of credit	—	—	54,009	54,009
Junior subordinated debentures	10,310	10,310	10,310	10,310

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Because no ready market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents:    Cash and cash equivalents are valued at their carrying amounts included in the consolidated statements of financial condition, which are reasonable estimates of fair value due to the relatively short period to maturity of the instruments.

Restricted cash:    Restricted cash is valued at their carrying amounts included in the consolidated statements of financial condition, which are reasonable estimates of fair value.

Loans, net:    For loans, fair values were estimated at carrying amounts due to their portfolio interest rates that are equivalent to present market interest rates.

Securitization notes payable:    The fair values of the securitization notes payable are based on quoted market prices.

Warehouse line of credit:    Warehouse credit facilities have variable rates of interest and maturity of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Junior subordinated debentures:    Junior subordinated debentures have variable rates of interest and maturity of July 31, 2008 at the option of the Company. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash and loans. Our cash equivalents and restricted cash represent highly liquid interest- bearing deposits with original maturities of three months or less. Loans represent automobile contracts with consumers residing throughout the United States and with borrowers located in Texas, California and Florida each accounting for 11.8%, 11.3% and 10.9%, respectively, of our loan portfolio as of December 31, 2006. No other state accounted for more than 5.0% of our loan portfolio.

United PanAm Financial Corp. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Years Ended December 31, 2006 and 2005

16.    Quarterly Results of Operations (Unaudited)

	Three months ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in thousands, except per share data)
2006:
Net interest income	$36,582	$39,837	$41,141	$41,919
Provision for loan losses	6,798	9,741	13,016	17,245
Non-interest income	784	284	320	349
Non-interest expense	19,279	19,018	20,852	21,960

Income from continuing operation before income taxes	11,289	11,362	7,593	3,063
Income taxes	4,516	4,652	3,091	1,303

Income from continuing operations	6,773	6,710	4,502	1,760
Income (Loss) from discontinued operations, net of tax	(684)	—	—	8

Net Income	$6,089	$6,710	$4,502	$1,768

Earnings per share—basic	$0.35	$0.38	$0.26	$0.11

Earnings per share—diluted	$0.32	$0.35	$0.25	$0.10

	Three months ended
	March 31, 2005	June 30, 2005	September 30, 2005	December 31, 2005
	(Dollars in thousands, except per share data)
2005:
Net interest income	$30,250	$33,197	$35,079	$36,023
Provision for loan losses	5,713	6,845	8,567	10,041
Non-interest income	160	254	206	210
Non-interest expense	16,007	15,589	16,196	16,679

Income from continuing operation before income taxes	8,690	11,017	10,522	9,513
Income taxes	3,548	4,484	4,121	3,876

Income from continuing operations	5,142	6,533	6,401	5,637
Income from discontinued operations, net of tax	1,150	505	564	733

Net Income	$6,292	$7,038	$6,965	$6,370

Earnings per share—basic	$0.38	$0.42	$0.41	$0.37

Earnings per share—diluted	$0.34	$0.38	$0.37	$0.34

17.    Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The assets, liabilities and results of operations of the trust has been included in our consolidated financial statements. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.42% as of December 31, 2006. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.