Form 10-K/A
period 2006-12-31
UNITED PAN AM FINANCIAL CORP
filed 2007-04-30
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

18191 Von Karman Avenue, Suite 300

Irvine, California 92612

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

Documents Incorporated by Reference: None

UNITED PANAM FINANCIAL CORP.

2006 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

On March 2, 2007, United PanAm Financial Corp. (the “Company” or “UPFC”) filed its Annual Report on Form 10-K for the year ended December 31, 2006 with the Securities and Exchange Commission (the “SEC”). Because the Company will not file a definitive proxy statement for its annual meeting of shareholders to be held on July 10, 2007 within 120 days after the end of its last fiscal year, the Company is filing this Amendment No. 1 to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or modify or update the disclosures contained therein, except as expressly set forth herein.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors of United PanAm Financial Corp.

The following table identifies our directors and provides their respective ages and current positions with the Company as of April 30, 2007. Messrs. Bron, Maizel and Thousand were each elected to our Board of Directors at our annual meeting of shareholders held in 2005 for a two-year term that will continue until our annual meeting of shareholders to be held in 2007 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal, and Messrs. Bateman, Duncanson and Lynn were each elected to our Board of Directors at our annual meeting of shareholders held in 2006 for a two-year term that will continue until our annual meeting of shareholders to be held in 2008 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal. Biographical information for each of our directors is provided below.

Name	Position	Age	Director Since
Guillermo Bron	Chairman of the Board	55	1994
Ray C. Thousand	President, Chief Executive Officer, Secretary and Director	49	2000
Giles H. Bateman	Lead Director	62	2006
Ron R. Duncanson	Director	46	1999
Mitchell G. Lynn	Director	58	2001
Luis Maizel	Director	56	1997

Guillermo Bron. Mr. Bron has served as Chairman of the Board and a director of UPFC since April 1994, and as a director of Pan American Bank, FSB (the “Bank”), a federally chartered savings association and former wholly-owned subsidiary of UPFC, from 1994 until its dissolution in February 2005. Mr. Bron is a Managing Director of Acon Funds Management LLC, a private equity firm, and the Managing Member of PAFGP, LLC, the sole general partner of Pan American Financial, L.P. From 2000 to 2002, Mr. Bron was a director of Telemundo Group, Inc. Mr. Bron founded UPFC and organized a Hispanic investor group that acquired certain assets and assumed certain liabilities of the Bank’s predecessor from the Resolution Trust Corporation in April 1994. From 1994 to 2003, Mr. Bron was an officer, director and principal stockholder of a general partner of Bastion Capital Fund, L.P., a private equity investment fund. Previously, Mr. Bron was a Managing Director of Corporate Finance and Mergers and Acquisitions at Drexel Burnham Lambert.

Ray C. Thousand. Mr. Thousand has served as a director of UPFC since September 2000, as Chief Executive Officer of UPFC since June 2004, as President and Secretary of UPFC since January 2001, and as Chief Operating Officer of UPFC from January 2001 until June 2004. Mr. Thousand has served as President, Chief Executive Officer and a director of United Auto Credit Corporation (“UACC”), a wholly-owned subsidiary of UPFC, since February 1996. Mr. Thousand also served as President and Chief Executive Officer of the Bank from January 2001 until its dissolution in February 2005. Previously, Mr. Thousand held positions in consumer and commercial lending with Norwest Financial from 1979 to 1985, and executive positions with Bank of America/Security Pacific Credit from 1985 to 1993, TransAmerica Business Credit in 1994 and Fidelity Funding Financial Group from 1994 to 1995 with emphasis on lending to consumer finance companies engaged in indirect automobile lending.

Giles H. Bateman. Mr. Bateman has served as a director of UPFC since April 2006. Mr. Bateman was a co-founder of Price Club in 1976 and served as Chief Financial Officer and Vice Chairman there until 1991. Mr. Bateman served as non-

executive chairman of CompUSA Inc., a publicly traded retailer of computer hardware, software, accessories and related products, from 1994 until he retired in 2000. Mr. Bateman serves as a director, and the chair of the audit committee, of WD-40 Company and as a director of Lifetime Fitness, Inc. He also serves as a director of three private companies.

Ron R. Duncanson. Mr. Duncanson has served as a director of UPFC since May 1999, and currently serves as Chairman of UPFC’s Audit Committee and Nominating Committee. Mr. Duncanson served as a director of the Bank from 1994 until its dissolution in February 2005. Mr. Duncanson has also served as a management consultant to Vintaco, Inc., where he has overseen various businesses and a mid-size commercial real estate portfolio, since 1992. Prior to joining Vintaco, Inc., Mr. Duncanson served six years with the Treasury Department, Office of Thrift Supervision, where he was a senior analyst in mergers and acquisitions. Mr. Duncanson was an auditor for Wells Fargo Bank from 1984 to 1986.

Mitchell G. Lynn. Mr. Lynn has served as a director of UPFC since April 2001, and currently serves as Chairman of UPFC’s Compensation Committee. Mr. Lynn also served as a director of the Bank from 2001 until its dissolution in February 2005. Since 1995, Mr. Lynn has been founder and President of CRI2000, LP and several subsidiaries which engage in a variety of activities, but primarily the design, development and manufacturing of consumer products for wholesale distribution. From 1979 to 1994, Mr. Lynn held various senior executive level positions including member of the board of directors and executive committee with the Price Company and Price/Costco. Mr. Lynn is currently a director of Bodega Latina, a warehouse grocery retailer focusing on the Hispanic market in the Southwest.

Luis Maizel. Mr. Maizel has served as a director of UPFC since October 1997, and currently serves as Chairman of UPFC’s Investment Committee. Mr. Maizel has been President of LM Capital Group, LLC since 1989 and LM Advisors, Inc. since 1984. Mr. Maizel currently serves as a director of both such companies, which are pension fund management and financial consulting firms. From 1980 to 1984, Mr. Maizel was President of Industrias Kuick, S.A. and Blount Agroindustras, S.A., manufacturers of agribusiness equipment.

Executive Officers of United PanAm Financial Corp.

The following table identifies our executive officers and provides their respective ages and current positions with the Company as of April 30, 2007. Biographical information for each such person, other than Guillermo Bron and Ray C. Thousand, whose biographies are provided above under the heading “Directors of United PanAm Financial Corp.,” is provided below.

Name	Age	Position
Guillermo Bron	55	Chairman of the Board
Ray C. Thousand	49	President, Chief Executive Officer, Secretary and Director
Arash A. Khazei	39	Executive Vice President and Chief Financial Officer
Mario Radrigan	45	Executive Vice President and Chief Marketing Officer
Stacy M. Friederichsen	38	Executive Vice President and Chief Administrative Officer

Arash A. Khazei. Mr. Khazei has served as Executive Vice President and Chief Financial Officer of UPFC since April 2007, as Senior Vice President and Chief Financial Officer of UPFC from July 2006 to April 2007, and as Vice President and Corporate Controller of UPFC from May 2005 to July 2006. From December 2002 to April 2005, Mr. Khazei served as Senior Consultant with RHI International, a consulting company, working directly with companies such as British Petroleum, GMAC and Nokia Corporation. From October 1999 to December 2002, Mr. Khazei served as Managing Consultant with RTM Norden, Inc., an information system consulting company. Prior to October 1999, Mr. Khazei worked for companies including Arthur Andersen LLP and The Walt Disney Company. Mr. Khazei is a Certified Public Accountant and Chartered Accountant.

Mario Radrigan. Mr. Radrigan has served as Executive Vice President and Chief Marketing Officer of UPFC since April 2007, as Executive Vice President and Chief Administrative Officer of UPFC from June 2004 to April 2007, as Senior Vice President of UPFC from July 2001 to June 2004, and as Executive Vice President, Senior Vice President and Vice President of Marketing of UACC since February 1996. Mr. Radrigan also served as Senior Vice President of the Bank from July 2001 until its dissolution in February 2005. From September 1993 to February 1996, Mr. Radrigan served as Finance Director of Webb Automotive Group. Mr. Radrigan also served as Finance Director of Peyton Cramer Automotive Group from June 1988 to September 1993, as Senior Credit Analyst for Toyota Motor Credit Corporation from February 1986 to June 1988, and as Account Representative for General Motors Acceptance Corporation from August 1981 to February 1986.

Stacy M. Friederichsen. Ms. Friederichsen has served as Executive Vice President and Chief Administrative Officer of UPFC since April 2007, as Senior Vice President of UPFC from April 2006 to April of 2007, and as Vice President and Director of Human Resources of UPFC from March 2005 to April 2006. From January 2002 to February 2005, Ms. Friederichsen served as the Director of Human Resources for Raj Manufacturing. Ms. Friederichsen also served as Director of Human Resources for Granite Homes from December 1999 until December 2001. Prior to 1999, Ms. Friederichsen served as a Senior Human Resources Consultant for Strategic Business Solutions, working directly with companies such as Allergan, Cryogen and Johnson & Johnson.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review of these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2006, with the exception of Pan American Financial, L.P., a 10% owner, which filed a late Form 4 on October 19, 2006 (covering one transaction reporting a distribution of shares of our common stock by Pan American Financial, L.P. to its limited partners), PAFGP, LLC, a 10% owner, which filed a late Form 4 on October 19, 2006 (covering one transaction reporting a distribution of shares of our common stock by Pan American Financial, L.P. to its limited partners), Guillermo Bron, our Chairman, who filed a late Form 4 on October 19, 2006 (covering one transaction reporting a distribution of shares of our common stock by Pan American Financial, L.P. to its limited partners), Giles Bateman, a director, who filed a late Form 4 on September 12, 2006 (covering one transaction reporting an option grant) and a late Form 4 on July 3, 2006 (covering one transaction reporting an option grant), Ron Duncanson, a director, who filed a late Form 4 on June 29, 2006 (covering one transaction reporting an option grant), Mitchell Lynn, a director, who filed a late Form 4 on June 29, 2006 (covering one transaction reporting an option grant), Luis Maizel, a director, who filed a late Form 4 on June 29, 2006 (covering one transaction reporting an option grant), and Ray Thousand, our Chief Executive Officer and a director, who filed a late Form 4 on April 20, 2006 (covering one transaction reporting an option grant).

Code of Ethics

We have adopted a Code of Personal Business Conduct and Ethics governing activities by all directors, officers and employees. The Code of Personal Business Conduct and Ethics is available on our website at www.upfc.com. In addition, printed copies of the Code of Personal Business Conduct and Ethics are available, without charge, upon written request to:

Nancy LeBaron, Assistant Secretary

United PanAm Financial Corp.

18191 Von Karman Avenue, Suite 300

Irvine, California 92612

Any amendments or waivers to the Code of Personal Business Conduct and Ethics will promptly be disclosed by posting on our website.

Audit Committee

The Audit Committee operates under a written charter adopted by our Board of Directors. Among other things, the purpose of the Audit Committee is to oversee and monitor the integrity of our financial statements and our internal accounting and financial controls, our independent auditor’s qualifications, independence and compensation, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements.

The Audit Committee is chaired by Mr. Duncanson, and consists of Messrs. Duncanson, Bateman, Lynn and Maizel. The Board has determined that each of Mr. Duncanson, Mr. Bateman, Mr. Lynn and Mr. Maizel is an “audit committee financial expert” as defined by the rules of the SEC. The Board has also determined that each of Mr. Duncanson, Mr. Bateman, Mr. Lynn and Mr. Maizel is “independent” and meets each of the other requirements for Audit Committee members under the applicable rules and regulations of The NASDAQ Global Market.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Overview of Compensation Program

The Compensation Committee of the Board of Directors (the “Committee”) has responsibility for establishing, implementing and continually monitoring adherence to the UPFC compensation philosophy. The Committee believes it ensures that the total compensation paid to the executive officers is fair, reasonable and competitive. Generally, the types of compensation and benefits provided to executive officers, including the actively-employed named executive officers, are similar to those provided to other executive officers at comparable companies.

Throughout this Compensation Discussion and Analysis, the individuals who served as Chief Executive Officer and Chief Financial Officer during 2006, as well as UPFC’s Chairman of the Board, Chief Administrative Officer and Chief Marketing Officer who were serving as executive officers at December 31, 2006, are referred to as the “named executive officers” or “NEOs.”

Process for Evaluating Executive Officer Performance and Compensation

Pursuant to its charter, the Committee meets at least twice each year to review and discuss executive compensation issues. The Committee also meets periodically throughout the year as it deems appropriate.

The Committee did not utilize an outside advisor during 2006, but engaged Compensia, Inc., an independent compensation consulting firm, in February 2007 to conduct a study of executive compensation practices for the assumed NEOs for fiscal year 2007 (which did not include the Chairman of the Board). The aim of the study was to provide the foundation for creating a more formalized compensation structure, which is reflective of UPFC’s competitive environment. Compensia reports directly to the Committee. The Committee also sought ad hoc advice on regional pay differentials from other compensation consulting firms.

During the fiscal year ended December 31, 2006, the Committee was comprised of Messrs. Mitchell Lynn, Giles Bateman, Ron Duncanson and Luis Maizel. Mr. Lynn is the Chair of the Committee, and each of the Committee members is “independent” as defined by the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC.

Compensation Benchmarking

In February 2007, UPFC identified, with the assistance of its independent compensation consulting firm, a peer group of companies, which are referred to as the “Compensation Peer Group,” for purposes of benchmarking executive compensation. These companies, which are listed below, are comparable to UPFC in terms of industry focus and financial scope, and represent UPFC’s labor market competition.

• Advanta • America’s Car-Mart • Asset Acceptance Capital • Asta Funding • Consumer Portfolio Services • Credit Acceptance	• Encore Capital Group • Financial Federal • Marlin Business Services • Medallion Financial • Nicholas Financial • World Acceptance

The companies in the Compensation Peer Group had the following profile as of March 1, 2007:

	Last Four Quarters Revenue/Interest and Non-Interest Income		Market Capitalization		Employee Size
	Range	Median	Range	Median	Range	Median
Peer Group	$46.8M - $507.7M	$228.8M	$110.6M - $1,218.7M	$360.8M	99 – 2,214	760
UPFC	$197.0M		$208.9M		950

Executive Compensation Philosophy and Framework

UPFC designs its compensation program to attract, motivate and retain high-quality executives by providing rewards that are performance-based and competitive with the labor market in its industry. UPFC’s philosophy is to provide its executives with incentive compensation opportunities that both advance the interests of shareholders and deliver levels of compensation to executives that are commensurate with performance.

UPFC designs its compensation program to:

1.	Support its business strategy and business plan by clearly communicating what is expected of executives with respect to goals and results, and by aligning rewards with achievement.

2.	Ensure that it can attract the highly skilled executive talent required to deliver favorable business results.

3.	Strongly align the interests of its executives with the long-term interests of shareholders through the use of equity compensation.

Employment Agreements

At December 31, 2006, UPFC had entered into employment agreements with each of the NEOs other than Stacy M. Friederichsen. Mr. Thousand’s employment agreement, dated April 18, 2006, remains effective through December 7, 2010, and provides for base salary of $375,000 per annum through December 7, 2007, $400,000 per annum between December 8, 2007 and December 7, 2008, $425,000 per annum between December 8, 2008 and December 7, 2009, and $450,000 per annum between December 8, 2009 and December 7, 2010, a target annual cash bonus of 100% of base salary based upon the satisfaction of specified performance goals relating to loan volume, pre-tax profit, delinquencies and charge-offs, with an additional 20% discretionary bonus for a total of 120%, and severance benefits as described below in “Potential Payments Upon Termination or Change-in-Control.” Mr. Khazei’s employment agreement, dated July 1, 2006, remains effective through July 1, 2009, and provides for base salary of $175,000 per annum through July 1, 2007, $187,500 per annum between July 1, 2007 and June 30, 2008, and $200,000 per annum between July 1, 2008 and June 30, 2009, a target annual cash bonus of 50% of base salary based upon the satisfaction of specified performance goals relating to loan volume, pre-tax profit, delinquencies and charge-offs, and severance benefits as described below in “Potential Payments Upon Termination or Change-in-Control.” Mr. Radrigan’s employment agreement, dated March 1, 2005, remains effective through February 28, 2008, and provides for base salary of $200,000 per annum until February 28, 2008, a target annual cash bonus of 50% of base salary based upon the satisfaction of specified performance goals relating to loan volume, pre-tax profit, delinquencies and charge-offs, and severance benefits as described below in “Potential Payments Upon Termination or Change-in-Control.” Mr. Bron’s employment agreement, dated August 30, 2005, expired on December 31, 2006.

UPFC is in the process of implementing the compensation program described below for fiscal year 2007 by entering into new employment agreements with the NEOs other than Guillermo Bron.

Evaluation of Executive Officer Compensation

Target Pay/Pay Mix

UPFC’s executive compensation includes a mix of base salary, short-term cash incentives and equity grants. Historically, UPFC sought to maintain low levels of cash compensation in favor of granting substantial equity awards. Prior to the compensation actions taken in March 2007, which are described below, UPFC’s executive base salaries and target cash incentive compensation were below the Compensation Peer Group 50th percentile. In addition, UPFC’s mix of fixed to variable cash compensation for the NEOs (other than the Chairman of the Board) was disproportionally weighted towards variable cash compensation when compared with the Compensation Peer Group.

UPFC has not historically made annual stock option grants. Instead, larger awards were made at the time executives renewed their employment agreements with UPFC. The awards have generally been intended to cover a five year period, and UPFC has attempted to grant awards which, when annualized over the five year period, are above median competitive levels.

After reviewing competitive compensation practices in 2007, the Committee determined that the overall below-market positioning for cash compensation combined with a disproportionate emphasis on variable cash compensation and large periodic equity awards, while historically appropriate, required revision in order for UPFC to remain competitive in recruiting and retaining executive talent. UPFC redesigned its compensation program in early 2007 to bring cash compensation into line with market practices. The changes resulted in an overall average at approximately the Compensation Peer Group 60th percentile in base and target cash incentive compensation. As a result, all NEOs other than the Chairman of the Board received increases in base salary.

The Chief Executive Officer’s incentive bonus target was also lowered at that time, from 120% to 80% for 2007, to 60% for 2008 and 60% for 2009. The Committee believes this total cash compensation opportunity better balances annual operating performance objectives with the need to create shareholder value over the long-term.

As a result of the changes introduced in early 2007, the mix of fixed to variable cash compensation for fiscal year 2007 will be as follows:

Executive Officer	Title	Pay Mix (Fixed/Variable)
Guillermo Bron	Chairman of the Board	100% Fixed
Ray C. Thousand	President and Chief Executive Officer	56%/44%
Arash A. Khazei	Executive Vice President and Chief Financial Officer	67%/33%
Mario Radrigan	Executive Vice President and Chief Marketing Officer	74%/26%
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	74%/26%

Base Salary and Incentive Bonus

Base salary is the primary fixed compensation element in the executive pay program, and is used to attract, motivate and retain highly qualified executives. UPFC’s annual bonus program is an “at-risk” compensation arrangement designed to reward executives for achieving key operational goals that UPFC believes will provide the foundation for creating longer-term shareholder value.

In addition to market competitiveness, the Committee assesses the following factors when determining annual compensation levels for executives:

•	The responsibilities and criticality of the position

•	The performance of the executive

•	The qualifications and experience of the executive

•	UPFC’s financial performance (including return on equity, asset growth, revenue, growth, portfolio management, levels of general and administrative expense and budget variances) for the previous year

•	The specific contributions of the executive (or his/her department) to achievement of corporate goals

•	The executive’s total compensation during the previous year

•	The executive’s length of service at UPFC

•	The executive’s effectiveness in dealing with external and internal audiences

•	Anticipated future contribution of the executive

As discussed above, in early 2007 the Committee engaged Compensia to conduct a review of executive compensation practices at key market and labor competitors. The results of this study were evaluated, along with company performance data, when the Committee met in March 2007 to discuss the 2006 performance and compensation for the NEOs other than the Chairman of the Board.

UPFC’s performance did not meet the criteria for bonus payouts; however, it was the Committee’s opinion that UPFC failed to meet its business plan for reasons outside the control of management, including substantial increases in interest rates and additional investment made in corporate infrastructure for future growth. Accordingly, the Committee recommended to the Board of Directors that the NEOs, other than the Chairman of the Board, be granted discretionary bonuses in the amounts set forth in the following table, and such discretionary bonuses were approved by the Board of Directors and granted by the Company:

Executive Officer	Title	2006 Base Salary	Percent Increase over FY05	Target Bonus Percentage	Bonus Payment	Percent of Target Bonus
Guillermo Bron	Chairman of the Board	$225,000	0%	N/A	N/A	N/A
Ray C. Thousand	President and Chief Executive Officer	$350,000	7%	120%	$297,500	71%
Arash A. Khazei	Executive Vice President and Chief Financial Officer	$175,000	N/A	50%	$ 87,500	100%
Mario Radrigan	Executive Vice President and Chief Marketing Officer	$190,000	8%	50%	$ 80,750	85%
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	$175,000	N/A	50%	$ 87,500	100%
Garland W. Koch	Former Executive Vice President and Chief Financial Officer	$190,000	8%	50%	$ 0	0%

Subsequent to the Committee’s evaluation of the results of the compensation study conducted by Compensia (which did not include comparisons for the Chairman of the Board), the Committee recommended to the Board of Directors that the NEOs receive cash compensation for the years 2007-2009 as set forth in the following table, and such cash compensation was approved by the Board of Directors:

		Base Salary			Target Incentive Bonus
Executive Officer	Title	2007	2008	2009	2007	2008	2009
Guillermo Bron	Chairman of the Board	$60,000	$60,000	$60,000	N/A	N/A	N/A
Ray Thousand	President and Chief Executive Officer	$555,556	$656,250	$689,062	80%	60%	60%
Arash A. Khazei	Executive Vice President and Chief Financial Officer	$220,000	$270,000	$283,500	50%	40%	40%
Mario Radrigan	Executive Vice President and Chief Marketing Officer	$225,000	$236,250	$248,063	35%	35%	35%
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	$225,000	$236,250	$248,063	35%	35%	35%

Equity Compensation

UPFC’s Amended and Restated 1997 Employee Stock Incentive Plan provides for equity awards to NEOs. The Committee believes stock awards create a critical linkage between executive and shareholder interests, and enhance UPFC’s ability to attract, motivate and retain key executives. Historically, equity awards have not been made on an annual basis, but periodically based upon an executive’s employment agreement renewal or promotion.

The award to the Chief Executive Officer in 2006 reflected the renewal of his employment agreement, and has a ten year term with performance requirements of 10% growth rate on an annual basis in pre-tax income from 2006 over a five year term. The awards to Mr. Khazei and Ms. Friederichsen were made in recognition of their promotions to Senior Vice President. The following equity awards were made for 2006:

Executive Officer	Current Title	Stock Options	Date Granted	Strike Price	Black- Scholes Value
Guillermo Bron	Chairman of the Board	N/A	N/A	N/A	N/A
Ray C. Thousand	President and Chief Executive Officer	300,000	03/23/06	$30.00	$2.8M
Arash A. Khazei	Executive Vice President and Chief Financial Officer	50,000	07/03/06	$30.85	$662,550
Mario Radrigan	Executive Vice President and Chief Marketing Officer	N/A	N/A	N/A	N/A
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	10,000	04/05/06	$30.69	$114,983
Garland W. Koch	Former Executive Vice President and Chief Financial Officer	N/A	N/A	N/A	N/A

Beginning in 2007, the Committee decided to move away from the granting of large, periodic awards and instead adopted a program of smaller annual grants. The Committee believes this type of program will provide a more consistent base of unvested equity value and enhance the retention value of the compensation program. In light of the changes in the equity grant process, as well as changes in the competitive market, UPFC has begun providing annual equity compensation in the form of restricted stock. The restricted stock awards are fixed at a dollar amount, and the number of shares determined on the grant date, based on the then-current dollar value of the stock.

In March 2007, the Committee recommended to the Board of Directors that the NEOs receive equity compensation for the years 2007-2009 as set forth in the following table, and such equity compensation was approved by the Board of Directors:

		Fixed Value Restricted Stock Grant
Executive Officer	Title	2007 (2)	2008	2009
Guillermo Bron(1)	Chairman of the Board	$40,000	N/A	N/A
Ray C. Thousand	President and Chief Executive Officer	$275,000	$275,000	$275,000
Arash A. Khazei	Executive Vice President and Chief Financial Officer	$150,000	$150,000	$150,000
Mario Radrigan	Executive Vice President and Chief Marketing Officer	$75,000	$75,000	$75,000
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	$75,000	$75,000	$75,000

(1)	Equity compensation to be same as non-employee directors.

(2)	The 2007 grants will be made on July 10, 2007, subject to shareholder approval of an increase in the total number of shares that may be issued under UPFC’s Amended and Restated 1997 Employee Stock Incentive Plan.

With the exception of the 2007 grants, the grant dates for restricted stock will be February 1 of the applicable year. For 2007, the number of shares to be issued under the restricted stock grants will be determined by dividing the fixed value amounts reflected in the table above by $14.30, which was the closing price of UPFC’s common stock on February 1, 2007. Restricted stock awards will vest over a three-year period starting in year three and fully vest at the end of five years, subject to acceleration in the event of a change of control. For Mr. Thousand only, there is a performance requirement of achieving 10% growth rate on an annual basis in pre-tax income from 2007.

Additionally, UPFC will continue to use stock options as a supplemental equity award vehicle in certain circumstances. The Committee is planning to award 25,000 stock options to each of Mr. Khazei and Ms. Friederichsen on July 10, 2007, as a result of their promotions from Senior Vice President to Executive Vice President.

Benefits and Perquisites

Benefits provided to NEOs are substantially the same for all employees at UPFC, with the following exceptions:

•	Mr. Bron will receive a retirement benefit of $100,000 annually at age 65 for a period of 15 years. Mr. Bron is fully vested in this benefit.

•

All NEOs with the exception of Mr. Bron receive a car allowance. Mr. Thousand, Mr. Khazei and Mr. Radrigan receive $200 per month under their employment agreements. Ms. Friederichsen receives $350 per month.

All NEOs also participate in UPFC’s 401(k) Plan, which is available to most employees. The 401(k) Plan permits participants to make 401(k) contributions on a pretax basis. Participants can contribute up to 60% of their pretax compensation to the 401(k) Plan annually, subject to legal limitations. The 401(k) Plan also provides that UPFC and its subsidiaries will make a matching contribution on behalf of each eligible participant equal to 50% of the 401(k) contributions made by participants, up to 6% of their individual compensation.

Post-Employment Obligations

All NEOs would be entitled to full vesting of any unvested stock options or restricted stock awards upon a change-in-control of UPFC. Messrs. Thousand, Khazei and Radrigan have severance arrangements under their current employment agreements in the event of termination without cause. Under these agreements, upon a termination without cause, the executive would be entitled to payment equal to 12 months salary at the then current base salary, plus prorated bonus through the date of termination based on the following rates: Mr. Thousand, 100% of base salary; Mr. Khazei, 50% of base salary; and Mr. Radrigan, 50% of base salary. As discussed above in “Employment Agreements,” Mr. Thousand’s current employment agreement provides for base salary of $375,000 per annum through December 7, 2007, $400,000 per annum between December 8, 2007 and December 7, 2008, $425,000 per annum between December 8, 2008 and December 7, 2009, and $450,000 per annum between December 8, 2009 and December 7, 2010, Mr. Khazei’s current employment agreement provides for base salary of $175,000 per annum through July 1, 2007, $187,500 per annum between July 1, 2007 and June 30, 2008, and $200,000 per annum between July 1, 2008 and June 30, 2009, and Mr. Radrigan’s current employment agreement provides for base salary of $200,000 per annum through February 28, 2008.

UPFC is in the process of entering into new employment agreements with the NEOs other than Guillermo Bron. UPFC currently anticipates that these new employment agreements will contain severance arrangements that are substantially similar to the arrangements contained in the current employment agreements with Messrs. Thousand, Radrigan and Khazei, except that such employment agreements will reflect the base salaries and target incentive bonus percentages discussed above in “Evaluation of Executive Officer Compensation—Base Salary and Incentive Bonus.”

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility of compensation payable in any tax year to the Chief Executive Officer and the other four most highly compensated executive officers. Section 162(m) stipulates that a publicly-held company cannot deduct compensation to its top officers in excess of $1 million. Compensation that is “performance-based” compensation within the meaning of the Internal Revenue Code of 1986 does not count toward the $1 million limit. No NEO compensation in 2006 exceeded the limits of Section 162(m). UPFC structures its executive compensation to comply with Section 162(m).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A (Amendment No. 1).

The COMPENSATION COMMITTEE

Mitchell G. Lynn, Chair
Giles H. Bateman
Luis Maizel
Ron Duncanson

The foregoing report of the Compensation Committee is not deemed to be “soliciting material” or to be incorporated by reference by any general statement incorporating this Form 10-K/A (Amendment No. 1) by reference into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and is not otherwise deemed filed under these Acts.

Summary Compensation Table

The following table summarizes information about compensation paid to or earned by our Chief Executive Officer, our current Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers at December 31, 2006. It also summarizes the compensation paid to or earned by Garland W. Koch, our former Chief Financial Officer, who retired and resigned as an executive officer on July 1, 2006. We collectively refer to these persons as the “named executive officers.”

Name and Principal Position	Year	Salary ($) (2)	Bonus ($) (3)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (5)	All Other Compensation ($) (6)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Guillermo Bron, Chairman of the Board	2006	$225,000	$0		$0		$33,042	$9,000	$267,042
Ray C. Thousand, Chief Executive Officer and President	2006	$351,603	$297,500		$565,450			$9,000	$1,223,553
Arash A. Khazei, Chief Financial Officer and Executive Vice President	2006	$155,063	$87,500		$164,472			$6,973	$414,008
Mario Radrigan, Executive Vice President and Chief Marketing Officer	2006	$188,974	$80,750		$16,147			$9,550	$295,421
Stacy M. Friederichsen, Executive Vice President and Chief Administrative Officer	2006	$129,808	$87,500		$51,633			$5,172	$274,113
Garland W. Koch, Former Chief Financial Officer and Executive Vice President (1)	2006	$147,654	$0		$0			$10,600	$158,254

(1)	Mr. Koch retired and resigned from the Company, effective July 1, 2006.
(2)	The amounts in column (c) reflect cash earned during 2006 as salary.
(3)	UPFC’s performance did not meet the criteria for bonus payouts for 2006 performance; however, the Compensation Committee concluded that UPFC failed to meet its business plan for reasons outside the control of management, including substantial increases in interest rates and additional investment in corporate infrastructure for future growth. Accordingly, at the recommendation of the Compensation Committee, the Board of Directors authorized the grant of discretionary bonuses to the named executive officers.
(4)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for 2006 in accordance with FAS 123 (R) for stock options held by our named executive officers, and thus include amounts from awards granted in and prior to 2006. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2006.
(5)	The amount in column (h) reflects the costs incurred for post-retirement compensation for Mr. Bron under Mr. Bron’s Salary Continuation Agreement dated October 1, 1997.
(6)	Column (i) represents the amount of all compensation paid to the named executive officers that is not reported in any other column of the table, as detailed in the table below.

Name	401 (k) Match	Car Allowance	Life Insurance Premiums Paid by the Company	Total
Guillermo Bron	$6,600	$2,400	$0	$9,000
Ray C. Thousand	$6,600	$2,400	$0	$9,000
Arash A. Khazei	$5,873	$1,100	$0	$6,973
Mario Radrigan	$6,600	$2,400	$535	$9,550
Stacy M. Friederichsen	$3,043	$2,129	$0	$5,172
Garland W. Koch	$6,600	$4,000	$0	$10,600

Grants of Plan Based Awards

The following table summarizes information about grants of plan-based awards for each of our named executive officers during 2006.

		Estimated Future Payouts under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
Guillermo Bron	N/A	$0
Ray C. Thousand	N/A	$87,500	$350,000	$420,000
	3/23/2006								300,000	30.00	2,778,210
Arash A. Khazei	N/A	$21,875	$87,500	$87,500
	7/3/2006								50,000	30.85	662,550
Mario Radrigan	N/A	$47,500	$95,000	$95,000
Stacy M. Friederichsen	N/A	$0	$87,500	$87,500
	4/5/2006								10,000	30.69	114,983
Garland W. Koch	N/A

(1)	Cash Bonus. The amounts in these columns represent threshold (25% for Mr. Thousand, 12.5% for Mr. Khazei, 25% for Mr. Radrigan, no threshold for Ms. Friederichsen), target (100% for Mr. Thousand, Mr. Khazei, Mr. Radrigan and Ms. Friederichsen) and maximum (120% for Mr. Thousand, 100% for Mr. Khazei, Mr. Radrigan and Ms. Friederichsen) amounts of cash bonuses that were payable to our named executive officers for 2006 performance. The terms of the cash bonus arrangement for each named executive officer identified above other than Ms. Friederichsen are set forth in the employment agreement of each such named executive officer. The terms of the cash bonus arrangement for Ms. Friederichsen is based on UPFC’s standard annual incentive program for Senior Vice Presidents.
(2)	The amounts reported in this column represent stock options granted to our named executive officers during 2006. Options granted to Mr. Thousand vest 100% on December 7, 2010 with performance requirements of 10% growth rate on annual basis in pre-tax income from 2006. Options granted to Mr. Khazei and Ms. Friederichsen have a ten-year term and vest 20% annually commencing on December 31, 2006.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information about the number and estimated value of outstanding stock options and unvested stock awards held by our named executive officers on December 31, 2006.

	Option Awards
Name	Number of securities underlying unexercised options (#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
(a)	(b)	(c)	(d)	(e)	(f)
Guillermo Bron	100,000	0		3.25	9/13/2009
	180,000	0		4.25	9/13/2009
	250,000	0		11.00	3/31/2010
	250,000	0		15.00	3/31/2010
	250,000	0		20.00	3/31/2010
Ray C. Thousand	270,000	0		4.39	3/31/2011
	200,000	0		10.00	7/31/2011
	700,000	0		10.00	9/25/2011
	0	300,000 (1)		30.00	3/23/2016
Arash A. Khazei	1,000	4,000 (2)		22.20	5/9/2015
	2,900	11,600(3)		23.14	5/24/2015
	0	50,000 (4)		30.85	7/3/2016
Mario Radrigan	180,000	0		10.00	3/31/2011
	6,000	4,000 (5)		10.00	5/9/2013
Stacy M. Friederichsen	1,000	4,000 (6)		20.10	3/10/2015
	1,300	5,200 (7)		23.14	5/24/2015
	1,400	5,600 (8)		21.42	11/17/2015
	0	10,000 (9)		30.69	4/5/2016
Garland W. Koch	N/A	N/A		N/A	N/A

(1)	These options were granted on March 23, 2006 and vest 100% on December 7, 2010. These options have a ten-year term with performance requirements of 10% growth rate on an annual basis in pre-tax income from 2006 over a five-year term.
(2)	These options were granted on May 9, 2006 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(3)	These options were granted on May 24, 2006 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(4)	These options were granted on July 3, 2006 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(5)	These options were granted on May 9, 2003 and vest 20% annually commencing on May 9, 2004. These options have a ten-year term.
(6)	These options were granted on March 10, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(7)	These options were granted on May 24, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.

(8)	These options were granted on November 17, 2005 and vest 20% annually commencing on December 31, 2006. These options have a five-year term.

(9)	These options were granted on April 5, 2006 and vest 20% annually commencing on December 31, 2006. These options have a five-year term.

Option Exercises and Stock Vested

The following table summarizes information about stock option exercises for each of our named executive officers during 2006.

	Option Awards
Name	Number of Shares Acquired on Exercise (#) (1)	Value Realized Upon Exercise ($) (2)
(a)	(b)	(c)
Guillermo Bron	N/A	N/A
Ray C. Thousand	19,300	535,637
	8,000	220,910
	7,800	214,447
	5,122	142,190
	4,778	131,835
	190,050	5,536,727
	89,307	2,641,701
	190,050	5,446,453
Arash A. Khazei	N/A	N/A
Mario Radrigan	50,680	1,449,853
	50,680	1,473,926
	50,680	1,496,580
	50,680	1,527,901
	50,680	1,527,901
Stacy M. Friederichsen	N/A	N/A
Garland W. Koch	10,136	274,574
	10,136	278,568
	10,136	282,419
	10,136	286,352
	10,136	290,488
	50,000	1,022,000
	25,000	511,000
	4,000	59,880

(1)	This column represents the number of shares acquired on exercise of stock options during 2006. These options expire on various dates. The options would have terminated had they not been exercised before their expiration.
(2)	In accordance with applicable rules, the amounts reported in this column are calculated by determining the difference between (i) the aggregated market price of the underlying shares on the date of exercise of the option and (ii) the aggregate exercise price for the exercised options. In calculating aggregate market price of the underlying shares on the date of exercise, we used the closing price of one share of the Company’s common stock, as reported on The NASDAQ Global Market on the applicable date of the exercise of the option.

Nonqualified Deferred Compensation

The following table summarizes information about nonqualified deferred compensation for each of our named executive officers during 2006.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
(a)	(b)	(c)	(d)	(e)	(f)
Guillermo Bron (1)	—	33,042	—	—	458,666
Ray C. Thousand	—	—	—	—	—
Arash A. Khazei	—	—	—	—	—
Mario Radrigan	—	—	—	—	—
Stacy M. Friederichsen	—	—	—	—	—
Garland W. Koch	—	—	—	—	—

(1)	The amount in this column reflects the costs incurred for post retirement compensation for Mr. Bron under his Salary Continuation Agreement dated October 1, 1997. Mr. Bron will receive a retirement benefit of $100,000 annually at age 65 for a period of 15 years. Mr. Bron is fully vested in this benefit.

Potential Payments Upon Termination or Change-in-Control

The following table summarizes the potential payments that were payable to our named executive officers on December 31, 2006 upon an involuntary termination without cause or upon a change-in-control of the Company, assuming that such involuntary termination without cause or change-in-control of the Company occurred on December 31, 2006.

Name	Payment Trigger Event	Salary Severance	Bonus Severance	Benefits / Perquisites	Equity Acceleration (5)	Tax Gross-Up	Other Payments	Total Value
Guillermo Bron (1)	Involuntary Termination Without Cause Change-in-Control	— —	— —		— —			— —
Ray C. Thousand (2)	Involuntary Termination Without Cause Change-in-Control	$375,000 —	$375,000 —		— —			$750,000 —
Arash A. Khazei (2)	Involuntary Termination Without Cause Change-in-Control	$175,000 —	$87,500 —		— —			$262,500 —
Mario Radrigan (2)	Involuntary Termination Without Cause Change-in-Control	$190,000 —	$95,000 —		— $15,040			$285,000 $15,040
Stacy M. Friederichsen (3)	Involuntary Termination Without Cause Change-in-Control	— —	— —		— —			— —
Garland W. Koch (4)	Involuntary Termination Without Cause Change-in-Control	— —	— —		— —			— —

(1)	Mr. Bron’s employment agreement expired December 31, 2006. Accordingly, there was no post-termination arrangement for Mr. Bron.
(2)	We have entered into employment agreements with Mr. Thousand, Mr. Khazei and Mr. Radrigan. Pursuant to these agreements, we will owe compensation to these named executive officers if they are terminated without cause. There are no post-termination benefits payable in the event of a voluntary termination. If termination without cause occurs, the payment will be equal to 12 months salary at the then current base salary, plus prorated bonus through the date of termination.
(3)	We have not entered into an employment agreement with Ms. Friederichsen. Accordingly, there was no post-termination arrangement for Ms. Friederichsen.
(4)	Mr. Koch voluntarily retired and resigned from the Company, effective July 1, 2006. He received no severance upon his departure.

(5)	The amount represents the intrinsic value of unvested stock options as of December 31, 2006 that will vest 100% upon a change-in-control. The intrinsic value is calculated as the difference between the market value of the underlying stock on December 31, 2006 and the exercise price of the options multiplied by the number of options that would vest. At December 31, 2006 the unvested options, with the exception of the options held by Mr. Radrigan, held by the remaining named executive officers had no intrinsic value.

Director Compensation

Non-employee director compensation is determined by the Board of Directors, based on the recommendations from the Compensation Committee. UPFC uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board who will act on behalf of shareholders. The compensation approach is intended to provide compensation that is competitive with the market. The philosophy is reviewed annually by the Compensation Committee and adjusted, as appropriate.

For the year ended December 31, 2006, members of the Board who are not UPFC employees received annual cash compensation of $30,000. In addition, the Chairman of the Audit Committee received an additional $20,000. Directors who are UPFC employees receive no compensation for their services as directors.

The Board granted Giles H. Bateman 3,125 options on April 18, 2006 following his appointment to the Board. In addition, the Board granted each independent director 10,000 options on August 22, 2006 following the 2006 annual meeting of shareholders.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Giles H. Bateman	22,500(2)		32,557				55,057
Ron R. Duncanson	100,000 (3)		83,015				183,015
Mitchell G. Lynn	30,000(4)		83,015				113,015
Luis Maizel	30,000 (5)		83,015				113,015

(1)	The amounts in the column reflect dollar amount recognized for financial statement reporting purposes for 2006 in accordance with SFAS 123(R), and thus includes amounts from awards granted in and prior to 2006. As of December 31, 2006, each director has the following number of options outstanding: Giles H. Bateman: 13,125; Ron R. Duncanson: 107,500; Mitchell G. Lynn: 77,500; Luis Maizel: 137,500.
(2)	Mr. Bateman was appointed a director on April 18, 2006. The fees earned reflect compensation for his partial year service.
(3)	The fees earned reflect compensation of $30,000 in Mr. Duncanson’s capacity as a director and additional compensation of $70,000 in Mr. Duncanson’s capacity as the Chairman of the Audit Committee for 2005 and 2006.
(4)	The fees earned reflect compensation for Mr. Lynn’s service as a director.
(5)	The fees earned reflect compensation for Mr. Maizel’s service as a director.

Compensation Committee Interlocks and Insider Participation

All decisions involving executive officer compensation are made by our Compensation Committee, consisting of Messrs. Bateman, Duncanson, Lynn and Maizel. None of the members of the Compensation Committee is or has been an officer or employee of UPFC or any of its subsidiaries. None of our executive officers currently serves as a director or member of the compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee, and no such interlocking relationship existed during fiscal year 2006.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2006 relating to equity compensation plans of UPFC pursuant to which grants of options, restricted stock or other rights to acquire shares may be acquired from time to time.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	4,023,436	$14.67	11,985
Equity compensation plans not approved by security holders	—	—	—

Total	4,023,436	$14.67	11,985

Security Ownership of Certain Beneficial Owners

The following table shows, as of April 20, 2007, all persons (including “groups” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) we know to be “beneficial owners” of more than five percent (5%) of our common stock. This information is based on reports regarding such ownership filed by such persons with the SEC in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares(2)	Percent of Class(3)
Guillermo Bron(4) 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	6,768,357	40.09%
PAFGP, LLC(5) 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	5,079,357	32.04%
Pan American Financial, L.P. 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	5,079,357	32.04%
Ray Thousand(6) 18191 Von Karman Avenue, Suite 300 Irvine, California 92612	1,450,820	8.52%
Wasatch Advisors, Inc. 150 Social Hall Avenue Salt Lake City, Utah 84111	2,501,186	15.78%

(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he or she owns the share in the usual sense, but also if he or she has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 20, 2007.
(2)	Except as otherwise noted below, each of the persons identified above has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws where applicable.
(3)	Shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 20, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
(4)	Mr. Bron is not the record owner of any such shares but has the right to acquire within 60 days of April 20, 2007, 1,030,000 shares upon exercise of stock options granted pursuant to the UPFC Amended and Restated 1997 Employee Stock Incentive Plan, as amended (the “Stock Incentive Plan”). Mr. Bron beneficially owns 5,079,357 shares through his ownership in and control of PAFGP, LLC, which is the sole general partner of Pan American Financial, L.P. (“PAFLP”), and 659,000 shares through his ownership interest in and control of B2BF, L.P.
(5)	PAFGP, LLC is not the record owner of any such shares. PAFGP, LLC beneficially owns all such shares in its capacity as the sole general partner of PAFLP.
(6)	Mr. Thousand is the record owner of 280,820 shares and has the right to acquire within 60 days of April 20, 2007, 1,170,000 shares upon exercise of stock options granted pursuant to the Stock Incentive Plan.

Security Ownership of Management

The following table shows, as of April 20, 2007, beneficial ownership of our common stock by each of our directors, named executive officers and for all directors and executive officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number of Shares(2)	Percent of Class(3)
Guillermo Bron(4)	6,768,357	40.09%
Ray C. Thousand(5)	1,450,820	8.52%
Mitchell G. Lynn(6)	227,928	1.43%
Ron R. Duncanson(7)	127,724	*
Luis Maizel(8)	128,648	*
Giles H. Bateman(9)	32,980	*
Mario Radrigan(10)	324,453	2.02%
Arash Khazei(11)	19,900	*
Stacy M. Friederichsen(12)	9,400	*
Garland W. Koch(13)	109,584	*
All directors and executive officers as a group (10 people)(14)	9,199,794	49.63%

*	Less than one percent.
(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he or she owns the share in the usual sense, but also if he or she has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 20, 2007.
(2)	Except as otherwise noted below, each of the persons identified above has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws where applicable.
(3)	Shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 20, 2007 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
(4)	Includes (i) 5,079,357 shares beneficially owned through his ownership interest in and control of PAFGP, LLC, (ii) 659,000 shares beneficially owned through his ownership interest in and control of B2BF, L.P., and (iii) 1,030,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(5)	Includes 1,170,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(6)	Includes 42,500 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(7)	Includes 97,500 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007. Excludes 4,300 shares held by Mr. Duncanson’s children, as to which shares Mr. Duncanson disclaims beneficial ownership.
(8)	Includes 127,500 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007. Excludes 2,000 shares held by LM Capital Management Pension Plan, as to which shares Mr. Maizel disclaims beneficial ownership. A trust related to Mr. Maizel is entitled to receive 91,727 shares of common stock held by PAFLP. Mr. Maizel disclaims beneficial ownership of the shares of common stock held by PAFLP except to the extent of his pecuniary interest therein.
(9)	Includes 625 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(10)	Includes 186,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(11)	Includes 17,800 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(12)	Includes 9,400 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.
(13)	Mr. Koch retired and resigned as the Company’s Chief Financial Officer on July 1, 2006.
(14)	Includes 2,681,325 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 20, 2007.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our board of directors has adopted a Related Person Transaction Policy, which was recommended for approval by our Audit Committee. The Related Person Transaction Policy, which supplements the conflict of interest provisions in our Code of Personal Business Conduct and Ethics, covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which the Company (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $25,000, and in which any related person had, has or will have a direct or indirect interest. The Related Person Transaction Policy requires that such transactions be approved by our Audit Committee.

The Related Person Transaction Policy requires that directors and officers report relationships, potential conflicts and potential related party transactions to our Chief Financial Officer, who will then screen the information and determine if the transaction must be submitted our Audit Committee.

There were no transactions during the fiscal year ended December 31, 2006, and there are no currently proposed transactions, in which the Company was or is to be a participant and the amount involved exceeds $120,000, and in which any related person of the Company had or will have a direct or indirect material interest.

Director Independence

The Board of Directors and its various committees must have participation by members who are “independent” as defined by the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC. The Board of Directors has determined that each of Mr. Bateman, Mr. Duncanson, Mr. Lynn and Mr. Maizel is independent under such rules and regulations.

Item 14.	Principal Accountant Fees and Services

The Audit Committee has selected Grobstein, Horwath & Company LLP as our independent public accounting firm for the fiscal year ending December 31, 2007. The following is a summary of the fees billed to us by our independent public accounting firm, Grobstein, Horwath & Company LLP, for professional services rendered for the fiscal years ended December 31, 2006 and December 31, 2005:

Types of Fees	2006	2005
Audit Fees	$938,241	$2,629,654
Audit-Related Fees	91,250	177,701
Tax Fees	90,788	107,740
All Other Fees	—	—
Total Fees	$1,120,279	$2,915,095

In the above tables, “Audit Fees” include fees for professional services rendered for the integrated audit of our consolidated financial statements included in our annual reports on Form 10-K and of our internal control over financial reporting, review of the unaudited financial statements included in our quarterly reports on Form 10-Q, preparation of agreed-upon-procedure reports associated with our securitization activities, consents, assistance with documents filed with the SEC, and accounting and reporting consultation in connection with the audit and/or quarterly reviews. “Audit-Related Fees” are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements, and include fees for professional services rendered in the preparation of comfort letters associated with documents filed with the SEC. “Tax Fees” include fees for tax compliance and tax planning. “All Other Fees” are fees for any services not included in the first three categories.

The Audit Committee has adopted a policy that requires advance approval of all audit, audit-related, tax services, and other services performed by the independent auditors. The policy provides for pre-approval by the Audit Committee of specifically defined audit and non-audit services. Unless the specific service has been previously pre-approved with respect to that year, the Audit Committee must approve the permitted service before the independent auditors are engaged to perform it. The Audit Committee has delegated to the Chair of the Audit Committee authority to approve permitted services provided that the Chair reports any decisions to the Committee at its next scheduled meeting.

The Audit Committee considered the compatibility of the provision of other services by its independent auditors with the maintenance of such independent auditors’ independence. The Audit Committee approved all audit and non-audit services provided by Grobstein, Horwath & Company LLP in 2006.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)(3) List of Exhibits.    The following is a list of exhibits filed as a part of this Amendment No. 1 to Annual Report on Form 10-K.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United PanAm Financial Corp.

By:	/S/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and
President

April 30, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ GUILLERMO BRON	Chairman of the Board	April 30, 2007

/S/ RAY C. THOUSAND	Chief Executive Officer and President and Director (Principal Executive Officer)	April 30, 2007

/S/ ARASH A. KHAZEI	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Corporate Treasurer)	April 30, 2007

/S/ GILES H. BATEMAN	Lead Director	April 30, 2007

/S/ RON R. DUNCANSON	Director	April 30, 2007

/S/ MITCHELL G. LYNN	Director	April 30, 2007

/S/ LUIS MAIZEL	Director	April 30, 2007