Form 10-Q
period 2007-03-31
UNITED PAN AM FINANCIAL CORP
filed 2007-05-02
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-24051

UNITED PANAM FINANCIAL CORP.

(Exact Name of Registrant as Specified in Its Charter)

California	94-3211687
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

18191 Von Karman Avenue, Suite 300 Irvine, CA	92612
(Address of Principal Executive Offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock as of April 26, 2007 was 15,854,341 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

March 31, 2007

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by us in periodic press releases and some oral statements by our officials to securities analysts and shareholders during presentations about us are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” “project,” “will” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, our company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, rapid growth of our businesses, general economic conditions, and other factors or conditions described under “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Our past performance and past or present economic conditions are not indicative of our future performance or of future economic conditions. Undue reliance should not be placed on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	March 31, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$7,623	$8,389
Short term investments	5,646	19,905

Cash and cash equivalents	13,269	28,294
Restricted cash	79,444	67,987
Loans	824,253	774,075
Allowance for loan losses	(38,907)	(36,037)

Loans, net	785,346	738,038
Premises and equipment, net	5,148	5,034
Interest receivable	9,003	9,018
Other assets	28,447	31,118

Total assets	$920,657	$879,489

Liabilities and Shareholders’ Equity
Securitization notes payable	$603,287	$698,337
Warehouse line of credit	141,757	—
Accrued expenses and other liabilities	10,947	10,977
Junior subordinated debentures	10,310	10,310

Total liabilities	766,301	719,624

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 16,009,186 and 16,713,838 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	52,079	60,614
Retained earnings	102,277	99,251

Total shareholders’ equity	154,356	159,865

Total liabilities and shareholders’ equity	$920,657	$879,489

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2007	2006
Interest Income
Loans	$52,279	$43,518
Short term investments and restricted cash	945	586

Total interest income	53,224	44,104

Interest Expense
Securitization notes payable	9,200	5,937
Warehouse line of credit	1,103	1,394
Other interest expense	210	191

Total interest expense	10,513	7,522

Net interest income	42,711	36,582
Provision for loan losses	14,481	6,798

Net interest income after provision for loan losses	28,230	29,784

Non-interest Income
Redemption of preferred stock-investment in AirTime Technologies, Inc.	—	520
Other non-interest income	347	264

Total non-interest income	347	784

Non-interest Expense
Compensation and benefits	15,339	12,224
Occupancy	2,183	1,677
Other non-interest expense	6,011	5,378

Total non-interest expense	23,533	19,279

Income from continuing operations before income taxes	5,044	11,289
Income taxes	2,018	4,516

Income from continuing operations	3,026	6,773
Loss from discontinued operations, net of tax	—	(684)

Net income	$3,026	$6,089

Earnings (loss) per share-basic:
Continuing operations	$0.18	$0.39
Discontinued operations	—	(0.04)

Net income	$0.18	$0.35

Weighted average basic shares outstanding	16,441	17,179

Earnings (loss) per share-diluted:
Continuing operations	$0.18	$0.36
Discontinued operations	—	(0.04)

Net income	$0.18	$0.32

Weighted average diluted shares outstanding	17,041	18,963

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Loss On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	6,089	—	6,089
Exercise of stock options, net	23,728	866	—	—	866
Tax effect of exercised stock options	—	936	—	—	936
Stock-based compensation expense	—	578	—	—	578
Loss on disposition of securities, net	—	—	—	1,321	1,321

Balance, March 31, 2006	17,143,978	$78,434	$86,271	$—	$164,705

Balance, December 31, 2006	16,713,838	$60,614	$99,251	$—	$159,865
Net income	—	—	3,026	—	3,026
Exercise of stock options, net	26,746	144	—	—	144
Repurchase of common stock	(731,398)	(9,249)	—	—	(9,249)
Stock-based compensation expense	—	570	—	—	570

Balance, March 31, 2007	16,009,186	$52,079	$102,277	$—	$154,356

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Cash Flows from Operating Activities:
Income from continuing operations	$3,026	$6,773
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	14,481	6,798
Accretion of discount on loans	(6,505)	(5,477)
Depreciation and amortization	598	423
Stock-based compensation	570	578
Tax benefit from stock-based compensation	(228)	(231)
Decrease (increase) in accrued interest receivable	15	(121)
Decrease in other assets	2,671	2,309
Decrease in accrued expenses and other liabilities	(30)	(1,066)

Net cash provided by operating activities of continuing operations	14,598	9,986
Loss from discontinued operations	—	(684)

Net cash provided by operating activities	14,598	9,302

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(55,284)	(50,036)
Change in assets of discontinued operations	—	496,639
Purchase of premises and equipment	(712)	(689)

Net cash (used in) provided by investing activities	(55,996)	445,914

Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	—	(459,519)
Proceeds from warehouse line of credit	141,757	89,446
Repayment of warehouse line of credit	—	(3,000)
Payments on securitization notes payable	(95,050)	(76,836)
Increase in restricted cash	(11,457)	(10,123)
Proceeds from exercise of stock options	144	1,802
Repurchase of common stock	(9,249)	—
Tax benefit from stock-based compensation	228	231

Net cash provided by (used in) financing activities	26,373	(457,999)

Net decrease in cash and cash equivalents	(15,025)	(2,783)
Cash and cash equivalents at beginning of period	28,294	21,295

Cash and cash equivalents at end of period	$13,269	$18,512

Supplemental Disclosures of Cash Payments Made for:
Interest	$10,429	$8,126

Income taxes	$312	$2,370

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

On April 22, 2005, PAFI was merged with and into the Company, and United Auto Credit Corporation (“UACC”) became a direct wholly-owned subsidiary of the Company. Prior to its dissolution on February 11, 2005, the Bank was a direct wholly-owned subsidiary of PAFI, and UACC was a direct wholly-owned subsidiary of the Bank.

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

At March 31, 2007, UACC was a direct wholly-owned subsidiary of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC in connection with warehouse funding of such contracts.

2.	Discontinued Operations

In July 2004, the Bank adopted a plan of voluntary dissolution (the “Plan”) to dissolve and ultimately exit its federal thrift charter. The Office of Thrift Supervision (the “OTS”) conditionally approved the Plan in August 2004, subject to the Bank satisfying certain conditions imposed by the OTS. In September 2004, the Company sold its three retail bank branches and its brokered deposit portfolio. In February 2005, the Company sold its remaining internet originated deposits.

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and as required by the OTS as a condition to the cancellation of the Bank’s federal charter, the Company has irrevocably guaranteed all remaining obligations of the Bank. The remaining obligations that the Company guaranteed were attributable primarily to insured deposits, which were effectively sold on February 11, 2005. As of March 31, 2007, there have been no claims relating to the obligations of the Bank, and management believes that there will be no material claims relating to such obligations in the future.

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	Three Months Ended March 31,
(Dollars in thousands)	2007	2006
Revenue from discontinued operations	$—	$4,782
Expense from discontinued operations	$—	$5,922
Loss from discontinued operations (after applicable income tax benefits of $0 and $456, respectively)	$—	$(684)

3.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries including certain special purpose financing trusts utilized in securitization transactions, which are considered variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments are of normal recurring nature and considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses, estimates of loss contingencies, accruals and stock-based compensation forfeiture rates. Certain amounts in the 2006 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation in 2007.

4.	Recent Accounting Developments

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.	Restricted Cash

Restricted cash relates to $32.6 million of deposits held as collateral for securitized obligations and warehouse liabilities at March 31, 2007 compared with $29.9 million at December 31, 2006. Additionally, $46.8 million at March 31, 2007 relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $38.1 million at December 31, 2006.

6.	Loans

Loans are summarized as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Loans securitized	$665,102	$768,012
Loans unsecuritized	204,185	48,019
Unearned finance charges	(2,350)	(2,507)
Unearned acquisition discount	(42,684)	(39,449)
Allowance for loan losses	(38,907)	(36,037)

Total loans, net	$785,346	$738,038

Allowance for loan losses to gross loans net of unearned acquisition discounts	4.72%	4.66%
Unearned acquisition discounts to gross loans	4.92%	4.85%
Contractual weighted average interest rate	22.64%	22.66%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $169.3 million and $26.7 million pledged under the Company’s warehouse facilities as of March 31, 2007 and December 31, 2006, respectively.

The activity in the allowance for loan losses consists of the following:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$36,037	$29,110
Provision for loan losses	14,481	6,798
Net charge-offs	(11,611)	(7,704)

Allowance for loan losses at end of period	$38,907	$28,204

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of March 31, 2007 and ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

7.	Borrowings

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under FAS 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. Debt issuance costs are amortized over the expected term of the securitization using the interest method. Unamortized costs of $3.0 million and $3.3 million as of March 31, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts. As of March 31, 2007, we were in compliance with all terms of the financial covenants related to our securitization transactions.

To improve the achievable securitization advance rate from the sale of securitized automobile contracts, we have arranged for credit enhancement to improve the credit rating on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing right to the automobile contracts sold to that trust. Although we do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in the trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of March 31, 2007, no such servicing right termination events have occurred with respect to any of the trusts. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, results of operations and cash flows.

The following table lists each of our securitizations as of March 31, 2007:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at March 31, 2007
	(Dollars in thousands)
2004A	September 22, 2004	September 2010	$420,000	$55,283
2005A	April 14, 2005	December 2010	$195,000	$59,325
2005B	November 10, 2005	August 2011	$225,000	$103,618
2006A	June 15, 2006	May 2012	$242,000	$163,509
2006B	December 14, 2006	August 2012	$250,000	$221,552

		Total	$1,332,000	$603,287

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of March 31, 2007 and December 31, 2006 are as follows:

	March 31, 2007	December 31, 2006
	(Dollars in thousands)
Automobile contracts, net	$665,102	$768,012
Restricted cash	$29,230	$29,221

Total assets pledged	$694,332	$797,233

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Distribution from the trusts	$20,569	$17,347

Warehouse Facility

As of March 31, 2007, our $250 million warehouse facility was drawn to $141.7 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. In April 2007, we amended the agreement to increase the facility limit to $300 million through March 2010. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of March 31, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. As of March 31, 2007, restricted cash of $3.4 million was held as collateral for the warehouse facility. Debt issuance costs are amortized over thirty-six months on a straight-line basis. Unamortized costs of $0.2 million and $0.4 million as of March 31, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million residual variable rate credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC and UFC under the residual credit facility. Debt issuance costs are amortized over thirty six months on a straight-line basis. Unamortized costs of $0.4 million as of March 31, 2007 are included in other assets on the consolidated statements of financial condition. As of March 31, 2007, the $26 million facility was a zero balance and we were in compliance with all terms of the financial covenants under the residual credit facility.

8.	Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 731,398 shares of our common stock for an average price of $12.61 per share for an aggregate purchase price of $9.2 million during the three months ended March 31, 2007.

9.	Stock Options

In 1994, we adopted a stock option plan and, in November 1997, June 2001, and June 2002, amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 7,750,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that fair market value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. Currently there are 4,003,236 options outstanding.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Stock-based compensation expense	$570	$578
Tax benefit	(228)	(231)

Stock-based compensation expense, net of tax	$342	$347

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 27 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended March 31,
	2007	2006
Expected dividends	$—	$—
Expected volatility	44.55%	30.13%
Risk-free interest rate	4.66%	4.53%
Expected life	5.00 years	5.00 years

At March 31, 2007, there was $7.0 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.41 years. A summary of option activity for the three months ended March 31, 2007 and 2006 is as follows:

	Three Months Ended March 31,
	2007		2006
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,023,436	$14.67	4,574,390	$10.07
Granted	39,000	12.62	400,500	29.42
Canceled or expired	(30,300)	21.50	(37,900)	18.34
Exercised	(28,900)	5.93	(123,728)	6.99

Balance at end of period	4,003,236	14.66	4,813,262	11.70

Weighted average fair value per share of options granted during period	$5.73		$9.37

At March 31, 2007, options exercisable to purchase 3,070,236 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	—	$2.35	2.94	16,469	$2.35
$3.1651 to $6.3300	681,392	1,000	4.24	3.34	681,392	4.23
$6.3301 to $9.4950	80,600	6,900	7.13	4.48	80,600	7.05
$9.4951 to $12.6600	1,383,100	54,400	10.28	4.35	1,383,100	10.21
$12.6601 to $15.8250	311,250	12,500	14.89	3.46	311,250	14.89
$15.8251 to $18.9900	131,000	119,800	17.64	7.39	131,000	17.64
$18.9901 to $22.1550	304,700	77,000	20.03	4.69	304,700	20.01
$22.1551 to $25.3200	34,700	57,300	23.24	8.53	34,700	23.19
$25.3201 to $28.4850	72,400	102,100	26.80	8.50	72,400	26.51
$28.4851 to $31.6500	54,625	502,000	29.92	8.79	54,625	29.90

	3,070,236	933,000	$14.66	5.22	3,070,236	$11.40

The weighted average remaining contractual life of outstanding options was 5.22 years at March 31, 2007 and 5.41 at December 31, 2006.

At March 31, 2007, 3,285 shares of common stock were reserved for future grants or issuances under the Plan.

10.	Earnings per Share

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

Components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,
(In thousands, except per share amounts)	2007	2006
Earnings per share—basic:
Income from continuing operations	$3,026	$6,773
Loss from discontinued operations	—	(684)

Net income	$3,026	$6,089

Weighted average common shares outstanding	16,441	17,179

Per share from continuing operations	$0.18	$0.39
Per share from discontinued operations	—	(0.04)

Per share	$0.18	$0.35

Earnings per share—diluted:
Income from continuing operations	$3,026	$6,773
Loss from discontinued operations	—	(684)

Net income	$3,026	$6,089

Weighted average common shares outstanding	16,441	17,179
Add: Dilutive effect of stock options	600	1,784

Common stock and common stock equivalents	17,041	18,963

Per share from continuing operations	$0.18	$0.36
Per share from discontinued operations	—	(0.04)

Per share	$0.18	$0.32

For the three months ended March 31, 2007 and 2006, 1,778,000 and 77,000 average shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

11.	Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of March 31, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

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

13.	Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of March 31, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes in the Consolidated Statements of Income. The amount of interest and penalties for the three months ended March 31, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

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

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our direct wholly-owned subsidiary United Auto Credit Corporation, or UACC, which provides financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $300 million and we have closed five securitizations. We plan to price a new securitization approximately every six months. We believe that our securitization funding strategy allows us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable are both fixed rate arrangements. We feel this method of funding provides us with a reliable source of funding at reasonable market rates.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 3 to our Notes to Consolidated Financial Statements presented in our 2006 Annual Report on Form 10-K.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) for the three months ended March 31, 2007 and March 31, 2006 was $570,000 and $578,000, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2007	December 31, 2006
	(Dollars in Thousands)
Loans	$869,287	$816,031
Unearned finance charges (1)	(2,350)	(2,507)
Unearned acquisition discount (1)	(42,684)	(39,449)
Allowance for loan losses (1)	(38,907)	(36,037)

Total loans, net	$785,346	$738,038

(1)	See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $38.9 million at March 31, 2007 compared with $36.0 million at December 31, 2006, representing 4.72% of loans at March 31, 2007 and 4.66% at December 31, 2006.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended
	March 31, 2007	March 31, 2006
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of year	$36,037	$29,110
Provision for loan losses (1)	14,481	6,798
Net charge-offs	(11,611)	(7,704)

Balance at end of year	$38,907	$28,204

Annualized net charge-offs to average loans	5.62%	4.53%
Ending allowance to period end loans	4.72%	4.14%

(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	March 31, 2007		December 31, 2006		March 31, 2006
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$3,138	0.36%	$4,898	0.60%	$2,803	0.39%
60 to 89 days	892	0.11%	1,678	0.21%	1,043	0.15%
90+ days	702	0.08%	966	0.12%	580	0.08%

Total	$4,732	0.55%	$7,542	0.93%	$4,426	0.62%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	March 31, 2007	December 31, 2006	March 31, 2006
	(Dollars in Thousands)
Nonaccrual loans	$10,095	$13,314	$7,859
Nonaccrual loans to gross loans	1.16%	1.64%	1.10%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	4.72%	4.66%	4.14%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from January 2004 through December 2006. Contract pools subsequent to December 2006 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Jan. 2004 – Mar. 2004	Apr. 2004 – Jun. 2004	Jul. 2004 – Sept. 2004	Oct. 2004 – Dec. 2004	Jan. 2005 – Mar. 2005	Apr. 2005 – Jun. 2005	Jul. 2005 – Sept. 2005	Oct. 2005 – Dec. 2005	Jan. 2006 – Mar. 2006	Apr. 2006 – Jun. 2006	Jul. 2006 – Sept. 2006	Oct. 2006 – Dec. 2006
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%
7	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%
10	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%
13	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%
16	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%
19	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%
22	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%
25	5.63%	5.35%	5.56%	6.12%	6.56%
28	6.16%	5.96%	6.31%	7.02%
31	6.76%	6.62%	7.05%
34	7.37%	7.20%
37	7.95%
Original Pool ($000)	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767

Remaining Pool ($000)	$12,977	$15,953	$19,650	$23,489	$41,022	$48,071	$52,948	$55,392	$93,134	$106,296	$112,261	$102,829

Remaining Pool (%)	13.75%	17.50%	21.91%	27.09%	34.51%	39.89%	47.07%	54.58%	65.19%	73.82%	82.44%	90.39%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at March 31, 2007 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$19,234	$282,058	$562,198	$3,447	$866,937

All loans are fixed rate loans.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources are a warehouse credit line, securitizations and retained earnings.

Our primary uses of cash include:

•	acquisition of automobile contracts;

•	interest expense;

•	operating expenses; and

•	securitization costs.

The capital resources available to us include:

•	interest income and principal collections on automobile contracts;

•	servicing fees that we earn under our securitizations;

•	releases of excess cash from the spread accounts relating to the securitizations;

•	securitization proceeds;

•	borrowings under our warehouse credit facility;

•	releases of excess cash from our warehouse credit facility; and

•	borrowings under our residual credit facility.

Management believes that the resources available to us will provide the needed capital and cash flows to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations for the next twelve months.

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

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts are added to the spread account or used to pay down outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distribution from the trusts. Additionally, as the principal balance level of the securitization pool declines, the amount of pledged assets needed to maintain the required percentage level is reduced, thereby permitting additional excess cash to be released to us as distribution from the trusts. As of March 31, 2007, we were in compliance with all terms of the financial covenants related to our securitization transactions.

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

The following table lists each of our securitizations and its remaining balance as of March 31, 2007.

(Dollars in thousands)

Issue Number	Issuance Date	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2004A	September 22, 2004	$—	1.94%	$—	2.56%	$55,283	3.27%	$55,283	$60,925	0.46%	0.020%
2005A	April 14, 2005	—	3.12%	—	3.85%	59,325	4.34%	59,325	65,071	0.43%	0.035%
2005B	November 10, 2005	—	4.28%	15,618	4.82%	88,000	4.98%	103,618	118,325	0.41%	0.035%
2006A	June 15, 2006	—	5.27%	67,509	5.46%	96,000	5.49%	163,509	181,285	0.39%	0.035%
2006B	December 14, 2006	26,552	5.34%	96,000	5.15%	99,000	5.01%	221,552	239,496	0.38%	0.035%

								$603,287	$665,102

(1)	Related to premiums on financial guaranty insurance policies.

In addition, there is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations. As of March 31, 2007, we were in compliance with the terms of all covenants related to each securitization.

Warehouse	Facility

As of March 31, 2007, our $250 million warehouse facility was drawn to $141.7 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. In April 2007, we amended the agreement to increase the facility limit to $300 million through March 2010. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of March 31, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the principal and interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual	Credit Facility

On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of March 31, 2007, the $26 million facility was a zero balance and we were in compliance with all terms of the financial covenants under the residual credit facility.

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

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 731,398 shares of our common stock for an average price of $12.61 per share for an aggregate purchase price of $9.2 million during the three months ended March 31, 2007.

Subordinated	Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of March 31, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2007.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$141,757	$—	$—	$—	$141,757
Securitization notes payable	297,008	303,006	3,273	—	603,287
Operating lease obligations	4,317	10,426	6,721	657	22,121
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$443,082	$313,432	$9,994	$10,967	$777,475

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

On March 30, 2006, we discontinued our operations related to our investment segment and sold our investment securities portfolio to focus solely on our automobile finance business and to provide additional transparency to the public regarding the actual returns of our automobile finance operations, hence we are now in one reportable segment.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2007 and 2006

General

For the three months ended March 31, 2007, our net income was $3.0 million, or $0.18 per diluted share, compared with $6.1 million, or $0.32 per diluted share for the same period a year ago.

Interest income increased 21% to $53.2 million for the three months ended March 31, 2007 from $44.1 million for the same period a year ago. Automobile contracts purchased increased $21.8 million to $167.6 million for the three months ended March 31, 2007 from $145.8 million for the same period a year ago as a result of the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations. During the three months ended March 31, 2007, we opened 6 auto finance branches bringing our total to 137 branches in 35 states.

The two major factors affecting the Company’s earnings for the three months ended March 31, 2007 continue to be increased provision for loan losses and interest expense. The $7.7 million increase in the provision for loan losses for the three months ended March 31, 2007 was the result of increased loan balance and defaults due to the slowing consumer finance sector resulting in increased losses. The Company’s quarterly net charge-offs annualized increased to 5.62% for the three months ended March 31, 2007 from 4.53% for the same period a year ago. The $3.0 million increase in interest expense for the three months ended March 31, 2007 was the result of higher market interest rates, coupled with the pay down of lower priced securitizations.

Interest Income

Interest income increased by 21% to $53.2 million for the three months ended March 31, 2007 from $44.1 million for the same period a year ago due primarily to the increase in average automobile contracts of $148.8 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 40% to $10.5 million for the three months ended March 31, 2007 from $7.5 million for the same period a year ago. The average debt outstanding increased by 26% to $738.0 million for the three months ended March

31, 2007 from $584.2 million for the same period a year ago. The average interest rate increased 11% to 5.78% for the three months ended March 31, 2007 from 5.22% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision	and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended March 31, 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $14.5 million for the three months ended March 31, 2007 compared with $6.8 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $148.8 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.62% for the three months ended March 31, 2007 compared to 4.53% for the same period a year ago.

The increase in our quarterly net charge-offs annualized was the result of increased defaults due to the slowing consumer finance sector. In response to current trends in the economy, we have continued to tighten our underwriting criteria and strengthen our collection policies to better manage the loan portfolio, which has resulted in decreased delinquency from 0.93% at December 31, 2006 to 0.55% at March 31, 2007.

The total allowance for loan losses was $38.9 million at March 31, 2007 compared with $28.2 million at March 31, 2006, representing 4.72% of automobile contracts, less unearned acquisition discount, at March 31, 2007 and 4.14% at March 31, 2006. The increase in the allowance for loan losses was due primarily to a $150.0 million increase in automobile contracts outstanding, which increased to $866.9 million at March 31, 2007 from $716.9 million at March 31, 2006 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased $0.5 million to $0.3 million for the three months ended March 31, 2007 from $0.8 million for the same period a year ago. This decrease was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company that was dissolved in August 2006. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $4.2 million to $23.5 million for the three months ended March 31, 2007 from $19.3 million for the same period a year ago. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology to support continued branch expansion and higher collection costs. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 888 employees in 137 branches and 114 employees at the corporate office for a total of 1,002 employees as of March 31, 2007, from 738 employees in 113 branches and 86 employees at the corporate office for a total of 824 employees as of March 31, 2006. In addition, non-interest expense as a percentage of average loans was 11.39% for the three month ended March 31, 2007 compared to 11.35% for the same period a year ago.

Income Taxes

Income taxes from continuing operations decreased $2.5 million to $2.0 million for the three months ended March 31, 2007 from $4.5 million for the same period a year ago. This decrease occurred primarily as a result of a $3.7 million decrease in taxable income from continuing operations before income taxes.

Financial Condition

Comparison of Financial Condition at March 31, 2007 and December 31, 2006

Total assets increased $41.2 million, to $920.7 million at March 31, 2007, from $879.5 million at December 31, 2006. The increase resulted from a $50.2 million increase in automobile contracts to $824.3 million, net of unearned acquisition discounts and unearned finance charges, at March 31, 2007 from $774.1 million at December 31, 2006.

Warehouse line of credit borrowing increased to $141.8 million as of March 31, 2007 from zero as of December 31, 2006 due to funding of additional automobile contracts during the three months ended March 31, 2007.

Securitization notes payable decreased to $603.3 million at March 31, 2007 from $698.3 million at December 31, 2006 due to payments on the automobile contracts backing the securitized borrowings.

Shareholders’ equity decreased to $154.4 million at March 31, 2007 from $159.9 million at December 31, 2006, primarily as a result of $9.2 million of the Company’s common stock repurchased during the three months ended March 31, 2007, partially offset by net income of $3.0 million, recognition of expense for fair value of options of $0.6 million and $0.1 million additional capital obtained as of result of stock options exercised during the three months ended March 31, 2007.

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

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse borrowings because the warehouse borrowings accrue interest at a variable rate. Prior to closing our first securitization, while we were shifting the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities, we entered into forward agreements in order to reduce the interest rate risk exposure on our securitization notes payable. The market value of these forward agreements was designed to respond inversely to changes in interest rate. Because of this inverse relationship, we were able to effectively lock in a gross interest rate spread for our automobile contracts held in portfolio prior to the sale of the securitization notes payable. Losses related to these agreements were recorded on our Consolidated Statements of Income during 2004 because the derivative transactions did not meet the accounting requirements to qualify for hedge accounting. Accordingly, we did not amortize them over the life of the automotive contracts.

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

Recent Accounting Developments

See Note 4 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Not applicable

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2007, we repurchased 731,398 shares of our common stock at an average price of $12.61 per share for an aggregate purchase price of $9.2 million, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2007 to January 31, 2007	64,548	$13.33	64,548	2,358,927
February 1, 2007 to February 28, 2007	363,900	$13.02	363,900	1,995,027
March 1, 2007 to March 31, 2007	302,950	$11.97	302,950	1,692,077

Total	731,398	$12.61	731,398	1,692,077

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

United PanAm Financial Corp.

Date:	May 2, 2007	By:	/S/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

	May 2, 2007	By:	/S/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)