Form 10-Q
period 2007-06-30
UNITED PAN AM FINANCIAL CORP
filed 2007-08-08
CIK 1049231

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2007 was 15,732,192 shares.

UNITED PANAM FINANCIAL CORP.

FORM 10-Q

June 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Financial Condition

	June 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$9,370	$8,389
Short term investments	5,619	19,905

Cash and cash equivalents	14,989	28,294
Restricted cash	80,814	67,987
Loans	873,561	774,075
Allowance for loan losses	(41,713)	(36,037)

Loans, net	831,848	738,038
Premises and equipment, net	6,583	5,034
Interest receivable	9,475	9,018
Other assets	29,149	31,118

Total assets	$972,858	$879,489

Liabilities and Shareholders’ Equity
Securitization notes payable	$761,595	$698,337
Warehouse line of credit	28,518	—
Accrued expenses and other liabilities	11,464	10,977
Junior subordinated debentures	10,310	10,310
Residual line of credit	5,183	—

Total liabilities	817,070	719,624

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 15,732,192 and 16,713,838 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively	48,874	60,614
Retained earnings	106,914	99,251

Total shareholders’ equity	155,788	159,865

Total liabilities and shareholders’ equity	$972,858	$879,489

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income
Loans	$56,019	$47,514	$108,298	$91,032
Short term investments and restricted cash	1,036	711	1,981	1,297

Total interest income	57,055	48,225	110,279	92,329

Interest Expense
Securitization notes payable	8,551	5,695	17,751	11,632
Warehouse line of credit	2,763	2,488	3,866	3,882
Other interest expense	288	205	498	396

Total interest expense	11,602	8,388	22,115	15,910

Net interest income	45,453	39,837	88,164	76,419
Provision for loan losses	14,024	9,741	28,505	16,539

Net interest income after provision for loan losses	31,429	30,096	59,659	59,880

Non-interest Income
Redemption of preferred stock-investment in AirTime Technologies, Inc.	—	—	—	520
Other non-interest income	500	284	847	548

Total non-interest income	500	284	847	1,068

Non-interest Expense
Compensation and benefits	15,594	12,470	30,933	24,694
Occupancy	2,263	1,787	4,446	3,464
Other non-interest expense	6,345	4,761	12,356	10,139

Total non-interest expense	24,202	19,018	47,735	38,297

Income from continuing operations before income taxes	7,727	11,362	12,771	22,651
Income taxes	3,090	4,652	5,108	9,168

Income from continuing operations	4,637	6,710	7,663	13,483
Loss from discontinued operations, net of tax	—	—	—	(684)

Net income	$4,637	$6,710	$7,663	$12,799

Earnings (loss) per share-basic:
Continuing operations	$0.29	$0.38	$0.48	$0.77
Discontinued operations	—	—	—	(0.04)

Net income	$0.29	$0.38	$0.48	$0.73

Weighted average basic shares outstanding	15,803	17,797	16,121	17,479

Earnings (loss) per share-diluted:
Continuing operations	$0.28	$0.35	$0.46	$0.71
Discontinued operations	—	—	—	(0.04)

Net income	$0.28	$0.35	$0.46	$0.67

Weighted average diluted shares outstanding	16,494	19,283	16,766	19,119

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Loss On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	12,799	—	12,799
Exercise of stock options, net	658,680	(9,389)	—	—	(9,389)
Tax effect of exercised stock options	—	11,128	—	—	11,128
Stock-based compensation expense	—	1,093	—	—	1,093
Loss on disposition of securities, net	—	—	—	1,321	1,321

Balance, June 30, 2006	17,778,930	$78,886	$92,981	$—	$171,867

Balance, December 31, 2006	16,713,838	$60,614	$99,251	$—	$159,865
Net income	—	—	7,663	—	7,663
Exercise of stock options, net	31,567	143	—	—	143
Tax effect of exercised stock options	—	112	—	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	—	(13,188)
Stock-based compensation expense	—	1,193	—	—	1,193

Balance, June 30, 2007	15,732,192	$48,874	$106,914	$—	$155,788

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2007	2006
Cash Flows from Operating Activities:
Income from continuing operations	$7,663	$13,483
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	28,505	16,539
Accretion of discount on loans	(13,521)	(11,436)
Depreciation and amortization	1,175	886
Stock-based compensation	1,193	1,093
Tax benefit from stock-based compensation	(477)	(442)
Increase in accrued interest receivable	(457)	(641)
Decrease (increase) in other assets	1,969	(11,326)
Decrease in accrued expenses and other liabilities	487	118

Net cash provided by operating activities of continuing operations	26,537	8,274
Loss from discontinued operations	—	(684)

Net cash provided by operating activities	26,537	7,590

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(108,794)	(99,897)
Change in assets of discontinued operations	—	496,639
Purchase of premises and equipment	(2,724)	(1,695)

Net cash (used in) provided by investing activities	(111,518)	395,047

Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	—	(459,519)
Proceeds from warehouse line of credit	277,898	215,613
Repayments of warehouse line of credit	(249,380)	(251,074)
Proceeds from residual line of credit	10,283	—
Repayments of residual line of credit	(5,100)	—
Proceeds from securitization	250,000	242,000
Payments on securitization notes payable	(186,742)	(146,569)
Increase in restricted cash	(12,827)	(12,066)
Proceeds from exercise of stock options	255	2,832
Repurchase of common stock	(13,188)	—
Tax benefit from stock-based compensation	477	442

Net cash provided by (used in) financing activities	71,676	(408,341)

Net decrease in cash and cash equivalents	(13,305)	(5,704)
Cash and cash equivalents at beginning of period	28,294	21,295

Cash and cash equivalents at end of period	$14,989	$15,591

Supplemental Disclosures of Cash Payments Made for:
Interest	$21,847	$12,001

Income taxes	$3,606	$8,782

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

At June 30, 2007, UACC was a direct wholly-owned subsidiary of the Company, and United Auto Business Operations, LLC (“UABO”), UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

2.	Discontinued Operations

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue from discontinued operations	$—	$—	$—	$4,782
Expense from discontinued operations	$—	$—	$—	$5,922
Loss from discontinued operations	$—	$—	$—	$(684)

3.	Basis of Presentation

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

Restricted cash relates to $35.7 million of deposits held as collateral for securitized obligations and warehouse liabilities at June 30, 2007 compared with $29.9 million at December 31, 2006. Additionally, $45.1 million at June 30, 2007 relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $38.1 million at December 31, 2006.

6.	Loans

Loans are summarized as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans securitized	$830,460	$768,012
Loans unsecuritized	90,377	48,019
Unearned finance charges	(2,199)	(2,507)
Unearned acquisition discount	(45,077)	(39,449)
Allowance for loan losses	(41,713)	(36,037)

Total loans, net	$831,848	$738,038

Allowance for loan losses to gross loans net of unearned acquisition discounts	4.78%	4.66%
Unearned acquisition discounts to gross loans	4.91%	4.85%
Contractual weighted average interest rate	22.62%	22.66%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $52.7 million and $26.7 million pledged under the Company’s warehouse facilities as of June 30, 2007 and December 31, 2006, respectively.

The activity in the allowance for loan losses consists of the following:

	Six Months Ended June 30,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$36,037	$29,110
Provision for loan losses	28,505	16,539
Net charge-offs	(22,829)	(14,997)

Allowance for loan losses at end of period	$41,713	$30,652

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of June 30, 2007 and ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

7.	Borrowings

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under FAS 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. Debt issuance costs are amortized over the expected term of the securitization using the interest method. Unamortized costs of $3.5 million and $3.3 million as of June 30, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts is used to pay down the outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distributions from the trusts.

We have arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust. Although we do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in the trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, results of operations and cash flows. As of June 30, 2007, we were in compliance with all terms of the financial covenants related to our securitization transactions.

On June 14, 2007, The Company completed its 2007A securitization for $250 million. The securitization had three sequential pay tranches as follows: $54,000,000 Class A-1 5.33%, $97,000,000 Class A-2 5.46%, and $99,000,000 Class A-3 5.53%.

The following table lists each of our securitizations as of June 30, 2007:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at June 30, 2007
(Dollars in thousands)
2004A	September 22, 2004	September 2010	$420,000	$41,956
2005A	April 14, 2005	December 2010	$195,000	$48,186
2005B	November 10, 2005	August 2011	$225,000	$87,397
2006A	June 15, 2006	May 2012	$242,000	$142,394
2006B	December 14, 2006	August 2012	$250,000	$191,662
2007A	June 14, 2007	July 2013	$250,000	$250,000

		Total	$1,582,000	$761,595

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of June 30, 2007 and December 31, 2006 are as follows:

	June 30, 2007	December 31, 2006
	(Dollars in thousands)
Automobile contracts, net	$830,460	$768,012
Restricted cash	$34,615	$29,221

Total assets pledged	$865,075	$797,233

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Receivables securitized	$268,817	$260,215	$268,817	$260,215
Proceeds from securitization	$250,000	$242,000	$250,000	$242,000
Distribution from the trusts	$20,939	$20,481	$41,508	$37,828

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. On July 16, 2007 we have given notice that we will be exercising this option on August 15, 2007 for our 2004A securitization. We will obtain advances against these repurchased loans under our existing warehouse facility. The purchase of the loans will release $9.4 Million of deposits held as collateral from restricted cash for the benefit of the company. In order to assist that portion of our borrowers that has been adversely impacted by the rise in gasoline prices, we have increased our extension usage. Accordingly, as of June 30, 2007, we were in excess of extension performance targets under our current servicing agreements whereby, we repurchased $3.8 million of loans on July 13, 2007. We funded the purchase price for this repurchase by obtaining an advance under our existing warehouse facility. We anticipate that these loans will be securitized in the 2007B transaction.

As of June 30, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of June 30, 2007, our $300 million warehouse facility was drawn to $28.5 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of June 30, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. As of June 30, 2007, restricted cash of $1.1 million was held as collateral for the warehouse facility. Debt issuance costs are amortized over thirty-six months on a straight-line basis. Unamortized costs of $0.4 million and $0.4 million as of June 30, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million residual variable rate credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC and UFC under the residual credit facility. Debt issuance costs are amortized over thirty six months on a straight-line basis. Unamortized costs of $0.3 million as of June 30, 2007 are included in other assets on the consolidated statements of financial condition. As of June 30, 2007, the $26 million facility had a balance of $5.2 million, which was reduced to zero on July 16, 2007. As of June 30, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

8.	Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. During the three months ended June 30, 2007, we repurchased 281,815 shares of our common stock for an average price of $13.95 per share for an aggregate purchase price of $3.9 million. During the six months ended June 30, 2007, we repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million. From July 24, 2006 to May 18, 2007, we have repurchased 2,089,738 shares of our common stock.

9.	Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that fair market value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of June 30, 2007 there were 3,972,236 options outstanding.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three and six months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and six months ended June 30, 2007 and 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Stock-based compensation expense	$623	$515	$1,193	$1,093
Tax benefit	(249)	(211)	(477)	(442)

Stock-based compensation expense, net of tax	$374	$304	$716	$651

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 30 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Expected dividends	$—	$—	$—	$—
Expected volatility	43.15%	34.67%	43.74%	31.29%
Risk-free interest rate	4.71%	5.03%	4.69%	4.66%
Expected life (in years)	5.0 years	3.8 years	5.0 years	4.7 years

At June 30, 2007, there was $6.4 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.24 years. A summary of option activity for the six months ended June 30, 2007 and 2006 is as follows:

	Six Months Ended June 30,
	2007		2006
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,023,436	$14.66	4,574,390	$10.07
Granted	92,500	13.93	495,000	29.46
Canceled or expired	(106,000)	21.95	(84,400)	20.21
Exercised	(37,700)	6.13	(1,087,523)	3.37

Balance at end of period	3,972,236	14.54	3,897,467	14.18

Weighted average fair value per share of options granted during period	$6.25		$9.39

At June 30, 2007, options exercisable to purchase 3,087,536 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	—	$2.35	2.69	16,469	$2.35
$3.1651 to $6.3300	679,392	1,000	4.23	3.09	679,392	4.23
$6.3301 to $9.4950	73,800	6,900	7.10	4.14	73,800	7.02
$9.4951 to $12.6600	1,385,100	57,400	10.29	4.12	1,385,100	10.21
$12.6601 to $15.8250	311,250	58,500	14.94	4.04	311,250	14.89
$15.8251 to $18.9900	126,000	108,800	17.69	7.05	126,000	17.70
$18.9901 to $22.1550	295,000	66,500	20.05	4.33	295,000	20.02
$22.1551 to $25.3200	31,400	48,100	23.29	8.25	31,400	23.25
$25.3201 to $28.4850	75,500	84,000	26.76	8.20	75,500	26.43
$28.4851 to $31.6500	93,625	453,500	29.93	8.50	93,625	29.38

	3,087,536	884,700	$14.54	4.97	3,087,536	$11.60

The weighted average remaining contractual life of outstanding options was 4.97 years at June 30, 2007 and 5.41 at December 31, 2006.

At June 30, 2007, 25,485 shares of common stock were reserved for future grants or issuances under the Plan. On July 10, 2007, the shareholders approved an amendment and restatement of our Amended and Restated 1997 Employee Stock Incentive Plan that would (i) extend the term of the plan through May 16, 2017, (ii) increase the number of common stock reserved for issuance under the plan from 7,750,000 to 8,500,000 and (iii) permitted certain transfers of awards granted under the Stock Incentive Plan for estate planning purposes or pursuant to a domestic relations order.

On July 10, 2007, the Board of Directors approved restricted stock grants of 58,299 shares to the executive officers of the company and the directors of the Board. The restricted stock grants vest at various dates.

10.	Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding during the period to compute basic earnings per share	15,803	17,797	16,121	17,479
Incremental common shares attributable to exercise of outstanding options	691	1,486	645	1,640

Weighted average number of common shares used to compute diluted earnings per share	16,494	19,283	16,766	19,119

The above calculation of diluted earnings per share excluded 1,665,000 and 350,000 average shares for the three months ended June, 2007 and 2006, and 1,714,000 and 230,000 average shares for the six months ended June 30, 2007 and 2006, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

11.	Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of June 30, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

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

13.	Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of June 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits. Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes in the Consolidated Statements of Income. The amount of interest and penalties for the six months ended June 30, 2007 was immaterial. The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

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

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries, United Auto Credit Corporation, or UACC and United Auto Business Operations, LLC or UABO, which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

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

Our primary business strategy includes controlled expansion through a national retail branch network, which is comprised of branches that are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our regional managers and divisional vice presidents. We believe that our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

As a secondary platform for growth, we began to originate and service loans during the second quarter of 2007 into the states of West Virginia and Connecticut from the newly created Business Operations Unit based in Dallas, Texas. We intend, to eventually expand operations into the states of Arkansas, Nebraska and Maine through the Business Operations Unit. We currently have no branch presence in these five states. This Business Operations Unit, with its, lower cost structure will allow us to penetrate new markets in states where, due to interest rate caps, our traditional retail branch structure is not cost effective. We expect that the average yield for the portfolio originated in these states will be approximately 24.5% as compared to 27.89% in our current states. We expect to offset the lower yield by increased cost efficiencies generated from operating from central location.

The Business Operations Unit uses Business Development Managers, or BDMs in the local markets to introduce the dealers to the Company and our services. The Business Operations Unit is responsible for underwriting, purchasing contracts and collections. We believe that we can continue to provide high level of service to the dealers by providing consistent credit decisions and two to three day funding. At June 30, 2007, Business Operations Unit had five employees and two BDMs. Our current plan is for each BDM to originate loans at twice the volume of our traditional retail branch. By following tighter underwriting guidelines from a single location, which will result in a stronger portfolio, we should offset any potential drawback from managing collection activity from a central location rather than being local to the borrower as in our traditional retail branch. We estimate the market for our Business Operations Unit in the five states to be equivalent to 20 to 25 of our traditional retail branches.

Our long term strategy is to continue to grow originations 10% to 20% over time by growing our traditional retail branch network and our Business Operations Unit.

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

Securitization Transactions

The transfer of our automobile contracts to securitization trusts is treated as a secured financing under Statement of Financial Accounting Standard (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. The trusts are considered variable interest entities. The assets, liabilities and results of operations of the trusts have been included in our consolidated financial statements. The contracts are retained on the statement of financial condition with the securities issued to finance the contracts recorded as securitization notes payable. We retain the servicing rights for the loans which have been securitized. We record interest income on the securitized contracts and interest expense on the notes issued through the securitization transactions. Debt issuance costs are amortized over the expected term of the securitization using the interest method.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $623,000 and $515,000 for the three months ended June 30, 2007 and 2006, respectively, $1,193,000 and $1,093,000 for the six months ended June 30, 2007 and 2006, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans	$920,837	$816,031
Unearned finance charges (1)	(2,199)	(2,507)
Unearned acquisition discount (1)	(45,077)	(39,449)
Allowance for loan losses (1)	(41,713)	(36,037)

Total loans, net	$831,848	$738,038

(1)	See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $41.7 million at June 30, 2007 compared with $36.0 million at December 31, 2006, representing 4.78% of loans at June 30, 2007 and 4.66% at December 31, 2006.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Six Months Ended
	June 30, 2007	June 30, 2006
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of year	$36,037	$29,110
Provision for loan losses (1)	28,505	16.539
Net charge-offs	(22,829)	(14,997)

Balance at end of year	$41,713	$30,652

Annualized net charge-offs to average loans	5.32%	4.23%
Ending allowance to period end loans	4.78%	4.20%

(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	June 30, 2007		December 31, 2006		June 30, 2006
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$4,828	0.53%	$4,898	0.60%	$4,129	0.54%
60 to 89 days	1,801	0.20%	1,678	0.21%	1,496	0.19%
90+ days	712	0.07%	966	0.12%	696	0.09%

Total	$7,341	0.80%	$7,542	0.93%	$6,321	0.82%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	June 30, 2007	December 31, 2006	June 30, 2006
	(Dollars in Thousands)
Nonaccrual loans	$13,999	$13,314	$10,657
Nonaccrual loans to gross loans	1.52%	1.64%	1.39%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	4.78%	4.66%	4.20%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from July 2004 through June 2007. Contract pools subsequent to March 2007 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Apr. 2004 – Jun. 2004	Jul. 2004 – Sept. 2004	Oct. 2004 – Dec. 2004	Jan. 2005 – Mar. 2005	Apr. 2005 – Jun. 2005	Jul. 2005 – Sept. 2005	Oct. 2005 – Dec. 2005	Jan. 2006 – Mar. 2006	Apr. 2006 – Jun. 2006	Jul. 2006 – Sept. 2006	Oct. 2006 – Dec. 2006	Jan. 2007 – Mar. 2007
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%
7	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%
10	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%
13	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%
16	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%
19	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%
22	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%
25	5.35%	5.56%	6.12%	6.56%	6.69%
28	5.96%	6.31%	7.02%	7.23%
31	6.62%	7.05%	7.66%
34	7.20%	7.47%
37	7.52%
Original Pool ($000)	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019

Remaining Pool ($000)	$12,466	$16,043	$19,183	$34,251	$40,560	$44,878	$47,581	$81,348	$93,316	$100,281	$93,419	$149,915

Remaining Pool (%)	13.7%	17.9%	22.1%	28.8%	33.7%	39.9%	46.9%	56.9%	64.8%	73.6%	82.1%	91.4%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at June 30, 2007 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$20,245	$297,104	$597,470	$3,819	$918,638

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

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

In our securitizations to date, we transferred automobile contracts we purchased from new and used automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts is used to pay down the outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distributions from the trusts.

We have arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust.

The following table lists each of our securitizations and its remaining balance as of June 30, 2007.

(Dollars in thousands)

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2004A	September 22, 2004	$420,000	$—	1.94%	$—	2.56%	$41,956	3.27%	$41,956	$45,823	0.46%	0.020%
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	48,186	4.34%	48,186	52,263	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	87,397	4.98%	87,397	99,417	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	46,394	5.46%	96,000	5.49%	142,394	156,031	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	92,662	5.15%	99,000	5.01%	191,662	213,890	0.38%	0.035%
2007A	June 14, 2007	250,000	54,000	5.33%	97,000	5.46%	99,000	5.53%	250,000	263,036	0.37%	0.032%

		$1,582,000							$761,595	$830,460

(1)	Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations. As of June 30, 2007, we were in compliance with the terms of all covenants related to each securitization.

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. On July 16, 2007 we have given notice that we will be exercising this option on August 15, 2007 for our 2004A securitization. We will obtain advances against these repurchased loans under our existing warehouse facility. The purchase of the loans will release $9.4 Million of deposits held as collateral from restricted cash for the benefit of the company. In order to assist that portion of our borrowers that has been adversely impacted by the rise in gasoline prices, we have increased our extension usage. Accordingly, as of June 30, 2007, we were in excess of extension performance targets under our current servicing agreements whereby, we repurchased $3.8 million of loans on July 13, 2007. We funded the purchase price for this repurchase by obtaining an advance under our existing warehouse facility. We anticipate that these loans will be securitized in the 2007B transaction.

As of June 30, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of June 30, 2007, our $300 million warehouse facility was drawn to $28.5 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of June 30, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of June 30, 2007, the $26 million facility had a balance of $5.2 million, which was reduced to zero on July 16, 2007. As of June 30, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 281,815 shares of our common stock for an average price of $13.95 per share for an aggregate purchase price of $3.9 million during the three months ended June 30, 2007. As of June 30, 2007, we repurchased 2,089,738 shares of our common stock.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of June 30, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of June 30, 2007.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$28,518	$—	$—	$—	$28,518
Securitization notes payable	408,343	353,252	—	—	761,595
Operating lease obligations	3,107	11,409	7,689	907	23,112
Junior subordinated debentures	—	—	—	10,310	10,310

Total	$439,968	$364,661	$7,689	$11,217	$823,535

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

Selected Financial Data

(Dollars and shares in thousands)	At or For the Three Months Ended		At or For the Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Operating Data
Contracts purchased	$167,807	$148,515	$335,447	$294,309
Contracts outstanding	$918,638	$767,961	$918,638	$767,961
Unearned acquisition discounts	$(45,077)	$(37,969)	$(45,077)	$(37,969)
Average loan balance	$893,174	$742,711	$865,254	$715,667
Unearned acquisition discounts to gross loans	4.91%	4.94%	4.91%	4.94%
Average percentage rate to borrowers	22.62%	22.70%	22.62%	22.70%

Loan Quality Data
Allowance for loan losses	$(41,713)	$(30,652)	$(41,713)	$(30,652)
Allowance for loan losses to gross loans net of unearned acquisition discounts	4.78%	4.20%	4.78%	4.20%
Delinquencies (% of net contracts)
31-60 days	0.53%	0.54%	0.53%	0.54%
61-90 days	0.20%	0.19%	0.20%	0.19%
90+ days	0.07%	0.09%	0.07%	0.09%

Total	0.80%	0.82%	0.80%	0.82%
Repossessions over 30 days past due (% of net contracts)	0.54%	0.44%	0.54%	0.44%
Annualized net charge-offs to average loans(1)	5.04%	3.94%	5.32%	4.23%

Other Data
Number of branches	144	119	144	119
Interest Income	$57,055	$48,225	$110,279	$92,329
Interest Expense	$11,602	$8,388	$22,115	$15,910
Net interest margin	$45,453	$39,837	$88,164	$76,419
Net interest margin as a percentage of interest income	79.67%	82.61%	79.95%	82.77%
Net interest margin as a percentage of average loans (1)	20.41%	21.51%	20.55%	21.53%
Non-interest expense to average loans (1)	10.87%	10.27%	11.13%	10.79%
Return on average assets from continuing operations (1)	1.97%	3.39%	1.68%	3.56%
Return on average shareholders’ equity	12.04%	15.99%	9.89%	16.62%
Consolidated capital to assets ratio	16.01%	20.79%	16.01%	20.79%

(1)	Quarterly and six month information is annualized for comparability with full year information.

Results of Operations

Comparison of Operating Results for the Three Months Ended June 30, 2007 and 2006

General

For the three months ended June 30, 2007, our net income was $4.6 million, or $0.28 per diluted share, compared with $6.7 million, or $0.35 per diluted share for the same period a year ago.

Interest income increased 18% to $57.1 million for the three months ended June 30, 2007 from $48.2 million for the same period a year ago. Automobile contracts purchased increased 13% to $167.8 million for the three months ended June 30, 2007 from $148.5 million for the same period a year ago as a result of the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations. During the three months ended June 30, 2007, we opened 7 auto finance branches bringing our total to 144 branches in 35 states.

Interest Income

Interest income increased by 18% to $57.1 million for the three months ended June 30, 2007 from $48.2 million for the same period a year ago due primarily to the increase in average automobile contracts of $150.5 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 38% to $11.6 million for the three months ended June 30, 2007 from $8.4 million for the same period a year ago. The average debt outstanding increased by 26% to $780.6 million for the three months ended June 30, 2007 from $618.4 million for the same period a year ago. The average interest rate increased to 5.96% for the three months ended June 30, 2007 from 5.44% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended June 30, 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $14.0 million for the three months ended June 30, 2007 compared with $9.7 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $150.5 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.04% for the three months ended June 30, 2007 compared to 3.94% for the same period a year ago.

The increase in our quarterly annualized net charge-offs was the result of increased defaults due to the slowing consumer finance sector. Two additional factors that have impacted our charge-off rate are dislocations caused by the change in the bankruptcy law which took effect in late 2005 and continued elevated gasoline prices. Prior to the change in the bankruptcy law, it was easier for our borrowers to file for bankruptcy protection to discharge their unsecured debt. By discharging their unsecured debt, our borrowers were able to continue to service their secured debt such as automobile loans but with the change in the legislation the debt relief was no longer available and as a result the borrowers were forced to default on the secured debt as well as the unsecured debt. We also believe the rush to file before the bankruptcy law becoming effective, extended the impact of the previously enacted law for several months into 2006. The second factor has been the increase in gasoline prices. The increase in gasoline prices which started in late 2006 and continues into 2007 has impacted the disposable income of our lower income borrowers causing increases in defaults.

The total allowance for loan losses was $41.7 million at June 30, 2007 compared with $30.7 million at June 30, 2006, representing 4.78% of automobile contracts, less unearned acquisition discount, at June 30, 2007 and 4.20% at June 30, 2006. The increase in the allowance for loan losses was due primarily to a $150.6 million increase in automobile contracts outstanding, which increased to $918.6 million at June 30, 2007 from $768.0 million at June 30, 2006 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $0.5 million for the three months ended June 30, 2007 from $0.3 million for the same period a year ago.

Non-interest Expense

Non-interest expense increased $5.2 million to $24.2 million for the three months ended June 30, 2007 from $19.0 million for the same period a year ago. The increase was driven primarily by our overall continued branch expansion , and investment in corporate accounting, human resources, training and information technology, an increase in the corporate facility from 20,000 square feet to 31,000 square feet and higher collection costs. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in an increase to 1,035 employees as of June 30, 2007, from 865 employees as of June 30, 2006.

Income Taxes

Income taxes from continuing operations decreased $1.6 million to $3.1 million for the three months ended June 30, 2007 from $4.7 million for the same period a year ago. This decrease occurred primarily as a result of a $3.6 million decrease in taxable income from continuing operations before income taxes.

Comparison of Operating Results for the Six Months Ended June 30, 2007 and 2006

General

For the six months ended June 30, 2007, our net income was $7.7 million, or $0.46 per diluted share, compared with $12.8 million, or $0.67 per diluted share for the same period a year ago.

Interest income increased 20% to $110.3 million for the six months ended June 30, 2007 from $92.3 million for the same period a year ago. Automobile contracts purchased increased $41.1 million to $335.4 million for the six months ended June 30, 2007 from $294.3 million for the same period a year ago as a result of the purchase of additional automobile contracts in existing and new markets consistent with the planned growth of these operations. During the six months ended June 30, 2007, we opened 13 auto finance branches bringing our total to 144 branches in 35 states.

Interest Income

Interest income increased by 20% to $110.3 million for the six months ended June 30, 2007 from $92.3 million for the same period a year ago due primarily to the increase in average automobile contracts of $149.6 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 39% to $22.1 million for the six months ended June 30, 2007 from $15.9 million for the same period a year ago. The average debt outstanding increased by 25% to $753.3 million for the six months ended June 30, 2007 from $603.1 million for the same period a year ago. The average interest rate increased to 5.92% for the six months ended June 30, 2007 from 5.32% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the six months ended June 30, 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $28.5 million for the six months ended June 30, 2007 compared with $16.5 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $149.6 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.32% for the six months ended June 30, 2007 compared to 4.23% for the same period a year ago.

The increase in our year-to-date annualized net charge-offs was the result of increased defaults due to the slowing consumer finance sector. Two additional factors that have impacted our charge-off rate are dislocations caused by the change in the bankruptcy law which took effect in late 2005 and continued elevated gasoline prices. Prior to the change in the bankruptcy law, it was easier for our borrowers to file for bankruptcy protection to discharge their unsecured debt. By discharging their unsecured debt, our borrowers were able to continue to service their secured debt such as automobile loans but with the change in the legislation the debt relief was no longer available and as a result the borrowers were forced to default on the secured debt as well as the unsecured debt. We also believe the rush to file before the bankruptcy law becoming effective, extended the impact of the previously enacted law for several months into 2006. The second factor has been the increase in gasoline prices. The increase in gasoline prices which started in late 2006 and continues into 2007 has impacted the disposable income of our lower income borrowers causing increases in defaults.

The total allowance for loan losses was $41.7 million at June 30, 2007 compared with $30.7 million at June 30, 2006, representing 4.78% of net receivables at June 30, 2007 and 4.20% at June 30, 2006. The increase in allowance loan losses was due primarily to a $150.6 million increase in automobile contracts outstanding, which increased to $918.6 million at June 30, 2007 from $768.0 million at June 30, 2006 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased to $0.8 million for the six months ended June 30, 2007 from $1.1 million for the same period a year ago. The decrease was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company that was dissolved in August 2006. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $9.4 million to $47.7 million for the six months ended June 30, 2007 from $38.3 million for the same period a year ago. The increase was driven primarily by our overall continued branch expansion and investment in corporate accounting, human resources, training and information technology, an increase in the corporate facility from 20,000 square feet to 31,000 square feet and higher collection costs. During the last 12 months, we continued with the planned expansion of our automobile finance operations, resulting in a total of 1,035 employees as of June 30, 2007, from a total of 865 employees as of June 30, 2006.

Income Taxes

Income taxes before discontinued operations decreased $4.1 million to $5.1 million for the six months ended June 30, 2007 from $9.2 million for the same period a year ago. This decrease occurred primarily as a result of a $9.9 million decrease in income from continuing operation before income taxes.

Financial Condition

Comparison of Financial Condition at June 30, 2007 and December 31, 2006

Total assets increased $93.4 million, to $972.9 million at June 30, 2007, from $879.5 million at December 31, 2006. The increase resulted from a $99.5 million increase in automobile contracts to $873.6 million, net of unearned acquisition discounts and unearned finance charges, at June 30, 2007 from $774.1 million at December 31, 2006.

Securitization notes payable increased to $761.6 million at June 30, 2007 from $698.3 million at December 31, 2006 due to the completion of a $250 million securitization in June 2007, partially offset by payments on automobile contracts backing the securitized borrowings.

Warehouse line of credit borrowing increased to $28.5 million as of June 30, 2007 from zero as of December 31, 2006 due to funding of additional automobile contracts during the six months ended June 30, 2007 and the completion of a $250 million securitization in June 2007.

Shareholders’ equity decreased to $155.8 million at June 30, 2007 from $159.9 million at December 31, 2006, primarily as a result of $13.2 million of the Company’s common stock repurchased during the six months ended June 30, 2007, partially offset by net income of $7.7 million and recognition of expense for fair value of options of $1.2 million during the six months ended June 30, 2007.

Liquidity and Capital Resources

Management believes that the resources available to us will provide the needed capital and cash flows to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations for the next twelve months.

Cash provided by operating activities was $26.5 million and $7.6 million in the first six months of 2007 and 2006, respectively. Cash provided by operating activities increased in the first six months of 2007 compared to the same period in 2006 due primarily to an increase in cash distribution from existing securitizations and an increase in net interest income.

Cash used in investing activities was $111.5 million in the first six months of 2007. Cash provided by investing activities was $395.0 million in the first six months of 2006. Cash used in investing activities decreased in the first six months of 2007 compared to the same period in 2006 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

Cash provided by financing activities was $71.7 million in the first six months of 2007. Cash used in financing activities was $408.3 million in the first six months of 2006. Cash provided by financing activities decreased due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

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

We are not currently utilizing interest rate hedging instruments because we plan to enter into a new securitization every six months and therefore will only fund the acquisition of approximately six months of automobile contracts at variable interest rates with our warehouse facility prior to locking a gross interest rate spread through the sale of securitization notes payable at fixed interest rates. There have been no material changes in market risks since December 31, 2006.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2007, we repurchased 281,815 shares of our common stock at an average price of $13.95 per share for an aggregate purchase price of $3.9 million, as follows:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
April 1, 2007 to April 30, 2007	154,845	$13.28	154,845	1,537,232
May 1, 2007 to May 31, 2007	126,970	$14.76	126,970	1,410,262
June 1, 2007 to June 30, 2007	—	$—	—	—

Total	281,815	$13.95	281,815	1,410,262

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

United PanAm Financial Corp.

Date:	August 8, 2007	By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

	August 8, 2007	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)