Form 10-Q
period 2007-09-30
UNITED PAN AM FINANCIAL CORP
filed 2007-11-08
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2007 was 15,732,399 shares.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
September 30, 2007

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

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2007	December 31, 2006
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$9,928	$8,389
Short term investments	6,984	19,905
Cash and cash equivalents	16,912	28,294
Restricted cash	72,145	67,987
Loans	898,373	774,075
Allowance for loan losses	(46,050)	(36,037)
Loans, net	852,323	738,038
Premises and equipment, net	6,779	5,034
Interest receivable	10,186	9,018
Other assets	32,277	31,118
Total assets	$990,622	$879,489
Liabilities and Shareholders’ Equity
Securitization notes payable	$617,704	$698,337
Warehouse line of credit	193,202	—
Accrued expenses and other liabilities	10,853	10,977
Junior subordinated debentures	10,310	10,310
Total liabilities	832,069	719,624
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 15,732,399 and 16,713,838 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	49,081	60,614
Retained earnings	109,472	99,251
Total shareholders’ equity	158,553	159,865
Total liabilities and shareholders’ equity	$990,622	$879,489

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2007	2006	2007	2006
Interest Income
Loans	$58,668	$49,967	$166,966	$140,999
Short term investments and restricted cash	1,058	848	3,039	2,145
Total interest income	59,726	50,815	170,005	143,144
Interest Expense
Securitization notes payable	10,171	7,906	27,922	19,538
Warehouse line of credit	2,058	1,549	5,924	5,431
Other interest expense	303	219	801	615
Total interest expense	12,532	9,674	34,647	25,584
Net interest income	47,194	41,141	135,358	117,560
Provision for loan losses	20,031	13,016	48,536	29,555
Net interest income after provision for loan losses	27,163	28,125	86,822	88,005
Non-interest Income
Redemption of preferred stock-investment in AirTime Technologies, Inc.	—	—	—	520
Other non-interest income	469	320	1,316	868
Total non-interest income	469	320	1,316	1,388
Non-interest Expense
Compensation and benefits	15,054	13,147	45,987	37,841
Occupancy	2,372	1,901	6,818	5,365
Other non-interest expense	6,303	5,804	18,659	15,943
Total non-interest expense	23,729	20,852	71,464	59,149
Income from continuing operations before income taxes	3,903	7,593	16,674	30,244
Income taxes	1,345	3,091	6,453	12,259
Income from continuing operations	2,558	4,502	10,221	17,985
Loss from discontinued operations, net of tax	—	—	—	(684)
Net income	$2,558	$4,502	$10,221	$17,301
Earnings (loss) per share-basic:
Continuing operations	$0.16	$0.26	$0.64	$1.03
Discontinued operations	—	—	—	(0.04)
Net income	$0.16	$0.26	$0.64	$0.99
Weighted average basic shares outstanding	15,732	17,173	15,990	17,524
Earnings (loss) per share-diluted:
Continuing operations	$0.16	$0.25	$0.62	$0.95
Discontinued operations	—	—	—	(0.04)
Net income	$0.16	$0.25	$0.62	$0.91
Weighted average diluted shares outstanding	16,044	18,121	16,558	18,955

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Unrealized Loss On Securities, Net	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	17,301	—	17,301
Exercise of stock options, net	669,528	(9,334)	—	—	(9,334)
Tax effect of exercised stock options	—	11,150	—	—	11,150
Repurchase of common stock	(1,000,000)	(18,484)	—	—	(18,484)
Stock-based compensation expense	—	1,754	—	—	1,754
Loss on disposition of securities, net	—	—	—	1,321	1,321
Balance, September, 2006	16,789,778	$61,140	$97,483	$—	$158,623
Balance, December 31, 2006	16,713,838	$60,614	$99,251	$—	$159,865
Net income	—	—	10,221	—	10,221
Exercise of stock options, net	31,774	143	—	—	143
Tax effect of exercised stock options	—	112	—	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	—	(13,188)
Stock-based compensation expense	—	1,400	—	—	1,400
Balance, September 30, 2007	15,732,399	$49,081	$109,472	$—	$158,553

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2007	2006
Cash Flows from Operating Activities:
Income from continuing operations	$10,221	$17,985
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	48,536	29,555
Accretion of discount on loans	(20,726)	(17,694)
Depreciation and amortization	1,779	1,402
Stock-based compensation	1,400	1,754
Tax benefit from stock-based compensation	(542)	(711)
Increase in accrued interest receivable	(1,168)	(1,105)
Increase in other assets	(1,159)	(8,085)
(Decrease) increase in accrued expenses and other liabilities	(124)	1,398
Net cash provided by operating activities of continuing operations	38,217	24,499
Loss from discontinued operations	—	(684)
Net cash provided by operating activities	38,217	23,815
Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(142,095)	(138,607)
Change in assets of discontinued operations	—	496,639
Purchase of premises and equipment	(3,524)	(2,527)
Net cash (used in) provided by investing activities	(145,619)	355,505
Cash Flows from Financing Activities:
Change in liabilities of discontinued operations	—	(459,519)
Proceeds from warehouse line of credit	442,582	349,325
Repayments of warehouse line of credit	(249,380)	(251,074)
Proceeds from residual line of credit	36,231	—
Repayments of residual line of credit	(36,231)	—
Proceeds from securitization	250,000	242,000
Payments on securitization notes payable	(330,633)	(233,820)
Increase in restricted cash	(4,158)	(14,146)
Proceeds from exercise of stock options	255	1,816
Repurchase of common stock	(13,188)	(18,484)
Tax benefit from stock-based compensation	542	711
Net cash provided by (used in) financing activities	96,020	(383,191)
Net decrease in cash and cash equivalents	(11,382)	(3,871)
Cash and cash equivalents at beginning of period	28,294	21,295
Cash and cash equivalents at end of period	$16,912	$17,424
Supplemental Disclosures of Cash Payments Made for:
Interest	$34,297	$30,100
Income taxes	$8,971	$9,184

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

At September 30, 2007, UACC was a direct wholly-owned subsidiary of the Company, and United Auto Business Operations, LLC (“UABO”), UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

In September 2006, FASB issued SFAS No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.	Restricted Cash

Restricted cash relates to $29.8 million of deposits held as collateral for securitized obligations and warehouse liabilities at September 30, 2007 compared with $29.9 million at December 31, 2006. Additionally, $42.3 million at September 30, 2007 relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $38.1 million at December 31, 2006.

6.	Loans

Loans are summarized as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Loans securitized	$682,243	$768,012
Loans unsecuritized	263,810	48,019
Unearned finance charges	(1,952)	(2,507)
Unearned acquisition discount	(45,728)	(39,449)
Allowance for loan losses	(46,050)	(36,037)
Total loans, net	$852,323	$738,038
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.13%	4.66%
Unearned acquisition discounts to gross loans	4.84%	4.85%
Average percentage rate to customers	22.62%	22.66%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $226.1 million and $26.7 million pledged under the Company’s warehouse facilities as of September 30, 2007 and December 31, 2006, respectively.

The activity in the allowance for loan losses consists of the following:

	Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$36,037	$29,110
Provision for loan losses	48,536	29,555
Net charge-offs	(38,523)	(25,760)
Allowance for loan losses at end of period	$46,050	$32,905

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of September 30, 2007 and ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

7.	Borrowings

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under FAS 140. Regular contract securitizations are an integral part of our business plan going forward in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. Debt issuance costs are amortized over the expected term of the securitization using the interest method. Unamortized costs of $3.0 million and $3.3 million as of September 30, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition.

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

We have arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust. Although we do not anticipate violating any event of default triggers for our securitizations, there can be no assurance that our servicing rights with respect to the automobile receivables in the trusts will not be terminated if (i) such targeted portfolio performance ratios are breached, (ii) we breach our obligations under the servicing agreements, (iii) the financial guaranty insurance providers are required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity, results of operations and cash flows. As of September 30, 2007, we were in compliance with all terms of the financial covenants related to our securitization transactions.

The following table lists each of our securitizations as of September 30, 2007:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at September 30, 2007
(Dollars in thousands)
2004A	September 22, 2004	September 2010	$420,000	$—
2005A	April 14, 2005	December 2010	$195,000	$37,738
2005B	November 10, 2005	August 2011	$225,000	$71,764
2006A	June 15, 2006	May 2012	$242,000	$119,842
2006B	December 14, 2006	August 2012	$250,000	$166,748
2007A	June 14, 2007	July 2013	$250,000	$221,612
		Total	$1,582,000	$617,704
___________________________
(1) Contractual maturity of the last class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of September 30, 2007 and December 31, 2006 is as follows:

	September 30, 2007	December 31, 2006
	(Dollars in thousands)
Automobile contracts, net	$682,243	$768,012
Restricted cash	$25,254	$29,221
Total assets pledged	$707,497	$797,233

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Receivables securitized	$—	$—	$268,817	$260,215
Proceeds from securitization	$—	$—	$250,000	$242,000
Distribution from the trusts	$30,501	$21,070	$72,009	$58,898

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. In August 2007, we executed a clean up call on the remaining 10% of the notes payable that were issued in our 2004A securitization transaction. We anticipate that we will continue to execute clean up calls for our securitizations in the future.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. Under our current servicing agreements, we are required to repurchase loans under our securitizations if we are in excess of extension performance targets. As a result, we repurchased $10.8 million loans during the nine months ended September 30, 2007. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility. The repurchased loans have been securitized in the 2007B transaction.

As of September 30, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

On October 31, 2007, we priced a $250 million offering of automobile receivables-backed securities. The securities will be issued via an owner trust, United Automobile Receivables Trust 2007-B, in three classes of Notes:

Note Class	Amount	Average Life	Price	Coupon Rate	Standard & Poor's	Moody's
A-1	$58,000,000	0.27 years	100.00000	4.98685%	A-1+	Prime-1
A-2	$93,000,000	1.05 years	99.99110	5.75%	AAA	Aaa
A-3	$99,000,000	2.40 years	99.98087	6.15%	AAA	Aaa

The weighted average coupon on the Notes is 5.987%.

AMBAC Assurance Corporation will provide a note guaranty insurance policy for this transaction at a rate of 0.45%. Initial credit enhancement will total 9.0% of the original receivable pool balance building to the total required enhancement level of 13.0% of the then outstanding receivable pool balance. The initial 9.0% enhancement will consist of a 2.0% reserve fund and 7.0% overcollateralization.

Warehouse Facility

As of September 30, 2007, our $300 million warehouse facility was drawn to $193.2 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. There were no material changes to the existing warehouse agreement. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of September 30, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. As of September 30, 2007, restricted cash of $4.6 million was held as collateral for the warehouse facility. Debt issuance costs are amortized over thirty-six months on a straight-line basis. Unamortized costs of $0.4 million and $0.4 million as of September 30, 2007 and December 31, 2006, respectively, are included in other assets on the consolidated statements of financial condition. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million residual variable rate credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC and UFC under the residual credit facility. Debt issuance costs are amortized over thirty six months on a straight-line basis. Unamortized costs of $0.3 million as of September 30, 2007 are included in other assets on the consolidated statements of financial condition. As of September 30, 2007, the $26 million facility had a zero balance. As of September 30, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

8.	Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. During the three months ended September 30, 2007, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2007, we repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million. From July 24, 2006 to May 18, 2007, we have repurchased 2,089,738 shares of our common stock.

9.	Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that fair market value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of September 30, 2007 there were 4,203,035 options outstanding.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three and nine months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and nine months ended September 30, 2007 and 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Stock-based compensation expense	$207	$661	$1,400	$1,754
Tax benefit	(65)	(269)	(542)	(711)
Stock-based compensation expense, net of tax	$142	$392	$858	$1,043

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 33 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2007	2006	2007	2006
Expected dividends	$—	$—	$—	$—
Expected volatility	47.71%	40.43%	46.77%	33.70%
Risk-free interest rate	4.40%	4.87%	4.48%	4.71%
Expected life (in years)	5.0 years	5.0 years	5.0 years	4.78 years

At September 30, 2007, there was $5.6 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.12 years. A summary of option activity for the nine months ended September 30, 2007 and 2006 is as follows:

	Nine Months Ended September 30,
	2007		2006
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,023,436	$14.66	4,574,390	$10.07
Granted	364,299	11.02	729,625	27.93
Canceled or expired	(146,000)	21.97	(167,800)	20.16
Exercised	(38,700)	6.19	(1,102,179)	3.45
Balance at end of period	4,203,035	14.18	4,034,036	14.69
Weighted average fair value per share of options granted during period	$7.41		$9.61

At September 30, 2007, options exercisable to purchase 3,082,636 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	58,299	$0.52	7.95	16,469	$2.35
$3.1651 to $6.3300	679,392	1,000	4.23	2.84	679,392	4.23
$6.3301 to $9.4950	72,800	33,400	7.50	5.43	72,800	7.00
$9.4951 to $12.6600	1,385,100	75,400	10.28	3.95	1,385,100	10.21
$12.6601 to $15.8250	311,250	214,500	14.60	5.58	311,250	14.89
$15.8251 to $18.9900	124,500	108,800	17.69	6.83	124,500	17.69
$18.9901 to $22.1550	294,000	64,500	20.05	4.05	294,000	20.02
$22.1551 to $25.3200	31,400	48,100	23.29	8.00	31,400	23.25
$25.3201 to $28.4850	77,600	69,900	26.77	8.02	77,600	26.40
$28.4851 to $31.6500	90,125	446,500	29.96	8.28	90,125	29.38
	3,082,636	1,120,399	$14.18	5.02	3,082,636	$11.58

The weighted average remaining contractual life of outstanding options was 5.02 years at September 30, 2007 and 5.41 at December 31, 2006.

 At September 30, 2007, 543,686 shares of common stock were reserved for future grants or issuances under the Plan. On July 10, 2007, the shareholders approved an amendment and restatement of our Amended and Restated 1997 Employee Stock Incentive Plan that (i) extended the term of the plan through May 16, 2017, (ii) increased the number of common stock reserved for issuance under the plan from 7,750,000 to 8,500,000 and (iii) permitted certain transfers of awards granted under the Stock Incentive Plan for estate planning purposes or pursuant to a domestic relations order.

On July 10, 2007, the Board of Directors approved restricted stock grants of 58,299 shares to our executive officers and members of the Board. The restricted stock grants vest at various dates.

10.	Earnings per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options. The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Weighted average common shares outstanding during the period to compute basic earnings per share	15,732	17,173	15,990	17,524
Incremental common shares attributable to exercise of outstanding options	312	948	568	1,431
Weighted average number of common shares used to compute diluted earnings per share	16,044	18,121	16,558	18,955

The above calculation of diluted earnings per share excluded 2,192,000 and 888,000 average shares for the three months ended September, 2007 and 2006, and 1,881,000 and 422,000 average shares for the nine months ended September 30, 2007 and 2006, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

11.	Trust Preferred Securities

On July 31, 2003, we issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of September 30, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

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

13. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As of September 30, 2007 and January 1, 2007, we had an insignificant amount of unrecognized tax benefits.  Our policy is to recognize interest and penalties on unrecognized tax benefits in income taxes in the Consolidated Statements of Income.  The amount of interest and penalties for the nine months ended September 30, 2007 was immaterial.  The tax years subject to examination by the taxing authorities are the years ending December 31, 2006, 2005, 2004 and 2003.

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

We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $300 million and we have closed six securitizations. We plan to price a new securitization approximately every six months. We believe that our securitization funding strategy allows us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable are both fixed rate arrangements. We feel this method of funding provides us with a reliable source of funding at reasonable market rates. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. There were no material changes to the existing warehouse agreement.

Our primary business strategy includes the origination of purchased automobile contracts through a national retail branch network, which is comprised of branches that are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our regional managers and divisional vice presidents. We believe that our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

As a secondary platform for growth, we began to originate and service automobile contracts during the second quarter of 2007 in the states of West Virginia and Connecticut from the newly created Business Operations Unit based in Dallas, Texas. We intend to eventually expand operations into the states of Arkansas, Nebraska and Maine through the Business Operations Unit. We currently have no branch presence in these five states. This Business Operations Unit, with its lower cost structure, will allow us to penetrate new markets in states where, due to interest rate caps, our traditional retail branch structure is not cost effective. We expect that the average yield for the portfolio originated in these states will be approximately 24.5% as compared to 27.89% in states in which we operate our national retail branch network. We expect to offset the lower yield by increased cost efficiencies generated from operating from a central location.

The Business Operations Unit uses Business Development Managers, or BDMs, in the local markets to introduce the dealers to the Company and our services. The Business Operations Unit is responsible for underwriting, purchasing contracts and collections. We believe that we can continue to provide a high level of service to the dealers by providing consistent credit decisions and two to three day funding. At September 30, 2007, the Business Operations Unit had seven employees and two BDMs. We currently anticipate that each BDM will originate loans at twice the volume of our traditional retail branch. By following tighter underwriting guidelines from a single location, which will result in a stronger portfolio, we should offset any potential drawback from managing collection activity from a central location rather than being local to the borrower as in our traditional retail branch. We estimate the market for our Business Operations Unit in the five states to be equivalent to 20 to 25 of our traditional retail branches.

While we have traditionally achieved growth in the origination of purchased automobile contracts through the opening of new branch offices, we began to pursue controlled growth through a combination of expanding our more seasoned branch offices and opening fewer new branch offices during the third quarter of 2007. This change is designed to improve individual branch profitability, enhance loan servicing and facilitate more effective branch management, while at the same time continuing to grow originations 10% to 20% over time. In connection with our new long-term growth strategy, we intend to increase the average portfolio of purchased contracts within the best performing seasoned branches from approximately $10 million up to $20 million over the next 3 to 5 years. During the third quarter of 2007, we consolidated four underperforming branch offices.

During 2006, UPFC and the industry in general experienced a higher rate of delinquencies and losses which we believe have been primarily due to general economic conditions, and particularly to increased gasoline prices and employment contraction. As a result, during the third quarter of 2007, we modified our underwriting criteria for purchasing automobile contracts requiring higher minimum income levels and higher minimum book value of the automobile in order to pursue higher-quality borrowers and more recent model year automobiles. In addition, under our revised underwriting criteria, we intend to purchase contracts with terms extending up to 72 months (from up to 60 months previously) for creditworthy borrowers who can demonstrate higher income levels and better credit records. Also, as part of the underwriting review, we increased pricing for purchasing automobile contracts in 22 states by almost 100 basis points in APR. The states affected by the new pricing account for approximately 60% of our current originations and we expect that the impact will result in a gradual increase of approximately 60 basis points in weighted average yield over the next few years.

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

In August 2007, we executed a clean up call on the remaining 10% of the notes payable that were issued in our 2004A securitization transaction. We anticipate that we will continue to execute clean up calls for our securitizations in the future.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $207,000 and $661,000 for the three months ended September 30, 2007 and 2006, respectively, $1,400,000 and $1,754,000 for the nine months ended September 30, 2007 and 2006, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2007	December 31, 2006
	(Dollars in Thousands)
Loans	$946,053	$816,031
Unearned finance charges (1)	(1,952)	(2,507)
Unearned acquisition discount (1)	(45,728)	(39,449)
Allowance for loan losses (1)	(46,050)	(36,037)
Total loans, net	$852,323	$738,038
_________________________
(1)	See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $46.1 million at September 30, 2007 compared with $36.0 million at December 31, 2006, representing 5.13% of loans at September 30, 2007 and 4.66% at December 31, 2006.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Nine Months Ended
	September 30, 2007	September 30, 2006
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of year	$36,037	$29,110
Provision for loan losses (1)	48,536	29,555
Net charge-offs	(38,523)	(25,760)
Balance at end of year	$46,050	$32,905
Annualized net charge-offs to average loans	5.80%	4.66%
Ending allowance to period end loans	5.13%	4.31%
___________________________
(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	September 30, 2007		December 31, 2006		September 30, 2006
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$6,729	0.71%	$4,898	0.60%	$5,284	0.66%
60 to 89 days	2,641	0.28%	1,678	0.21%	2,036	0.25%
90+ days	1,674	0.18%	966	0.12%	1,077	0.13%

Total	$11,044	1.17%	$7,542	0.93%	$8,397	1.04%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	September 30, 2007	December 31, 2006	September 30, 2006
	(Dollars in Thousands)
Nonaccrual loans	$19,970	$13,314	$14,776
Nonaccrual loans to gross loans	2.12%	1.64%	1.84%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	5.13%	4.66%	4.31%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from July 2004 through June 2007. Contract pools subsequent to June 2007 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Jul. 2004 - Sept. 2004	Oct. 2004 - Dec. 2004	Jan. 2005 - Mar. 2005	Apr. 2005 - Jun. 2005	Jul. 2005 - Sept. 2005	Oct. 2005 - Dec. 2005	Jan. 2006 - Mar. 2006	Apr. 2006 - Jun. 2006	Jul. 2006 - Sept. 2006	Oct. 2006 - Dec. 2006	Jan. 2007 - Mar. 2007	Apr. 2007 - Jun. 2007
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%
7	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%
10	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%	1.73%
13	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%	3.23%
16	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%
19	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%	5.03%
22	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%
25	5.56%	6.12%	6.56%	6.69%	6.69%
28	6.31%	7.02%	7.23%	7.41%
31	7.05%	7.66%	7.86%
34	7.47%	8.24%
37	7.81%
Original Pool ($000)	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019	$162,873
Remaining Pool ($000)	$12,758	$15,452	$28,097	$33,586	$37,526	$40,345	$69,900	$81,021	$87,588	$83,374	$137,075	$147,932
Remaining Pool (%)	14.2%	17.8%	23.6%	27.9%	33.4%	39.8%	48.9%	56.3%	64.3%	73.3%	83.6%	90.8%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at September 30, 2007 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$21,488	$312,819	$598,756	$11,038	$944,101
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

The following table lists each of our securitizations and its remaining balance as of September 30, 2007.

(Dollars in thousands)
Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2004A	September 22, 2004	$420,000	$—	1.94%	$—	2.56%	$—	3.27%	$—	$—	0.46%	0.020%
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	37,738	4.34%	37,738	41,277	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	71,764	4.98%	71,764	82,054	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	23,842	5.46%	96,000	5.49%	119,842	132,219	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	67,748	5.15%	99,000	5.01%	166,748	185,655	0.38%	0.035%
2007A	June 14, 2007	250,000	25,612	5.33%	97,000	5.46%	99,000	5.53%	221,612	241,038	0.37%	0.032%
		$1,582,000							$617,704	$682,243
________________________
(1) Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations. As of September 30, 2007, we were in compliance with the terms of all covenants related to each securitization.

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. In August 2007, we executed a clean up call on the remaining 10% of the notes payable that were issued in our 2004A securitization transaction. We anticipate that we will continue to execute clean up calls for our securitizations in the future.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. Under our current servicing agreements, we are required to repurchase loans under our securitizations if we are in excess of extension performance targets. As a result, we repurchased $10.8 million loans during the nine months ended September 30, 2007. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility. The repurchased loans have been securitized in the 2007B transaction.

As of September 30, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

On October 31, 2007, we priced a $250 million offering of automobile receivables-backed securities. The securities will be issued via an owner trust, United Automobile Receivables Trust 2007-B, in three classes of Notes:

Note Class	Amount	Average Life	Price	Coupon Rate	Standard & Poor's	Moody's
A-1	$58,000,000	0.27 years	100.00000	4.98685%	A-1+	Prime-1
A-2	$93,000,000	1.05 years	99.99110	5.75%	AAA	Aaa
A-3	$99,000,000	2.40 years	99.98087	6.15%	AAA	Aaa

The weighted average coupon on the Notes is 5.987%.

AMBAC Assurance Corporation will provide a note guaranty insurance policy for this transaction at a rate of 0.45%. Initial credit enhancement will total 9.0% of the original receivable pool balance building to the total required enhancement level of 13.0% of the then outstanding receivable pool balance. The initial 9.0% enhancement will consist of a 2.0% reserve fund and 7.0% overcollateralization.

Warehouse Facility

As of September 30, 2007, our $300 million warehouse facility was drawn to $193.2 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. On October 18, 2007, we executed a twelve month extension of our warehouse facility. There were no material changes to the existing warehouse agreement. The current cost on our warehouse facility includes a usage fee of 0.70% spread above commercial paper rate plus a program fee equal to 0.25% in the total facility annually. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of September 30, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

 On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility, which allows us to initiate borrowings over the next three years, is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of September 30, 2007, the $26 million facility had a zero balance. As of September 30, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility.

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We did not repurchase any shares of our common stock during the three months ended September 30, 2007. During the nine months ended September 30, 2007, we repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million. From July 24, 2006 to May 18, 2007, we have repurchased 2,089,738 shares of our common stock.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.41% as of September 30, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2007.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$193,202	$—	$—	$—	$193,202
Securitization notes payable	261,027	356,677	—	—	617,704
Operating lease obligations	1,655	12,338	8,493	1,217	23,703
Junior subordinated debentures	—	—	—	10,310	10,310
Total	$455,884	$369,015	$8,493	$11,527	$844,919

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

Selected Financial Data

(Dollars and shares in thousands)	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Operating Data
Contracts purchased	$149,294	$139,617	$484,741	$433,926
Contracts outstanding	$944,101	$803,692	$944,101	$803,692
Unearned acquisition discounts	$(45,728)	$(39,495)	$(45,728)	$(39,495)
Average loan balance	$934,334	$786,880	$887,548	$738,923
Unearned acquisition discounts to gross loans	4.84%	4.91%	4.84%	4.91%
Average percentage rate to borrowers	22.62%	22.69%	22.62%	22.69%

Loan Quality Data
Allowance for loan losses	$(46,050)	$(32,905)	$(46,050)	$(32,905)
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.13%	4.31%	5.13%	4.31%
Delinquencies (% of net contracts)
31-60 days	0.71%	0.66%	0.71%	0.66%
61-90 days	0.28%	0.25%	0.28%	0.25%
90+ days	0.18%	0.13%	0.18%	0.13%
Total	1.17%	1.04%	1.17%	1.04%
Repossessions over 30 days past due (% of net contracts)	0.76%	0.62%	0.76%	0.62%
Annualized net charge-offs to average loans(1)	6.66%	5.43%	5.80%	4.66%

Other Data
Number of branches	142	125	142	125
Interest Income	$59,726	$50,815	$170,005	$143,144
Interest Expense	$12,532	$9,674	$34,647	$25,584
Net interest margin	$47,194	$41,141	$135,358	$117,560
Net interest margin as a percentage of interest income	79.02%	80.96%	79.62%	82.13%
Net interest margin as a percentage of average loans (1)	20.04%	20.74%	20.39%	21.27%
Non-interest expense to average loans (1)	10.08%	10.51%	10.77%	10.70%
Return on average assets from continuing operations (1)	1.03%	2.11%	1.45%	3.04%
Return on average shareholders’ equity (1)	6.46%	10.83%	8.72%	14.72%
Consolidated capital to assets ratio	16.01%	18.42%	16.01%	18.42%

(1) Quarterly and nine month information is annualized for comparability with full year information.

Results of Operations

Comparison of Operating Results for the Three Months Ended September 30, 2007 and 2006

General

For the three months ended September 30, 2007, our net income was $2.6 million, or $0.16 per diluted share, compared with $4.5 million, or $0.25 per diluted share for the same period a year ago.

Interest income increased 18% to $59.7 million for the three months ended September 30, 2007 from $50.8 million for the same period a year ago. Automobile contracts purchased increased 7% to $149.3 million for the three months ended September 30, 2007 from $139.6 million for the same period a year ago as a result of the purchase of additional automobile contracts in existing and new markets consistent with our controlled growth strategy. During the three months ended September 30, 2007, we opened two branch offices and consolidated four underperforming branch offices bringing our total to 142 branch offices in 37 states.

Interest Income

Interest income increased by 18% to $59.7 million for the three months ended September 30, 2007 from $50.8 million for the same period a year ago due primarily to the increase in average automobile contracts of $147.5 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 29% to $12.5 million for the three months ended September 30, 2007 from $9.7 million for the same period a year ago. The average debt outstanding increased by 22% to $815.3 million for the three months ended September 30, 2007 from $669.8 million for the same period a year ago. The average interest rate increased to 6.10% for the three months ended September 30, 2007 from 5.73% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended September 30, 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $20.0 million for the three months ended September 30, 2007 compared with $13.0 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $147.5 million increase in average automobile contracts and an increase in the annualized charge-off rate to 6.66% for the three months ended September 30, 2007 compared to 5.43% for the same period a year ago.

The increase in our quarterly annualized net charge-offs was the result of increased defaults due to changes in general economic conditions particularly due to increased gasoline prices and employment contraction. The increase in gasoline prices which started in late 2006 and continues into 2007 has impacted the disposable income of our lower income borrowers causing increases in defaults.

The total allowance for loan losses was $46.1 million at September 30, 2007 compared with $32.9 million at September 30, 2006, representing 5.13% of automobile contracts, less unearned acquisition discount, at September 30, 2007 and 4.31% at September 30, 2006. The increase in the allowance for loan losses was due primarily to a $140.4 million increase in automobile contracts outstanding, which increased to $944.1 million at September 30, 2007 from $803.7 million at September 30, 2006 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $0.5 million for the three months ended September 30, 2007 from $0.3 million for the same period a year ago.

Non-interest Expense

Non-interest expense increased $2.8 million to $23.7 million for the three months ended September 30, 2007 from $20.9 million for the same period a year ago. The increase was driven primarily by our controlled growth strategy, investment in corporate accounting, human resources, training and information technology, an increase in the corporate facility from 20,000 square feet to 31,000 square feet and higher collection costs. During the last 12 months, we continued with our controlled growth strategy, resulting in an increase to 1,095 employees as of September 30, 2007, from 906 employees as of September 30, 2006.

Income Taxes

Income taxes from continuing operations decreased $1.8 million to $1.3 million for the three months ended September 30, 2007 from $3.1 million for the same period a year ago. This decrease occurred primarily as a result of a $3.7 million decrease in taxable income from continuing operations before income taxes. Our effective tax rate has been lower in 2007 relative to 2006 due to our expansion into lower tax jurisdictions.

Comparison of Operating Results for the Nine Months Ended September 30, 2007 and 2006

General

For the nine months ended September 30, 2007, our net income was $10.2 million, or $0.62 per diluted share, compared with $17.3 million, or $0.91 per diluted share for the same period a year ago.

Interest income increased 19% to $170.0 million for the nine months ended September 30, 2007 from $143.1 million for the same period a year ago. Automobile contracts purchased increased $50.8 million to $484.7 million for the nine months ended September 30, 2007 from $433.9 million for the same period a year ago as a result of the purchase of additional automobile contracts in existing and new markets consistent with our controlled growth strategy. During the nine months ended September 30, 2007, we opened 15 branch offices and consolidated four underperforming branch offices bringing our total to 142 branch offices in 37 states.

Interest Income

Interest income increased by 19% to $170.0 million for the nine months ended September 30, 2007 from $143.1 million for the same period a year ago due primarily to the increase in average automobile contracts of $148.6 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 35% to $34.6 million for the nine months ended September 30, 2007 from $25.6 million for the same period a year ago. The average debt outstanding increased by 24% to $773.0 million for the nine months ended September 30, 2007 from $625.5 million for the same period a year ago. The average interest rate increased to 5.99% for the nine months ended September 30, 2007 from 5.47% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the nine months ended September 30, 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $48.5 million for the nine months ended September 30, 2007 compared with $29.6 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $148.6 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.80% for the nine months ended September 30, 2007 compared to 4.66% for the same period a year ago.

The increase in our year-to-date annualized net charge-offs was the result of increased defaults due to changes in general economic conditions particularly due to increased gasoline prices and employment contraction. The increase in gasoline prices which started in late 2006 and continues into 2007 has impacted the disposable income of our lower income borrowers causing increases in defaults.

The total allowance for loan losses was $46.1 million at September 30, 2007 compared with $32.9 million at September 30, 2006, representing 5.13% of automobile contracts, less unearned acquisition discount, at September 30, 2007 and 4.31% at September 30, 2006. The increase in allowance loan losses was due primarily to a $140.4 million increase in automobile contracts outstanding, which increased to $944.1 million at September 30, 2007 from $803.7 million at September 30, 2006 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income decreased to $1.3 million for the nine months ended September 30, 2007 from $1.4 million for the same period a year ago. The decrease was primarily the result of the redemption of the preferred stock of AirTime Technologies, Inc. held by WorldCash Technologies, Inc., a wholly-owned subsidiary of the Company that was dissolved in August 2006. In March 2006, an agreement was reached to merge AirTime Technologies, Inc. with InComm Holdings Inc. As part of the agreement, the preferred stock owned by the Company through WorldCash Technologies, Inc. was redeemed for $520,000.

Non-interest Expense

Non-interest expense increased $12.4 million to $71.5 million for the nine months ended September 30, 2007 from $59.1 million for the same period a year ago. The increase was driven primarily by our controlled growth strategy, investment in corporate accounting, human resources, training and information technology, an increase in the corporate facility from 20,000 square feet to 31,000 square feet and higher collection costs. During the last 12 months, we continued with our controlled growth strategy, resulting in a total of 1,095 employees as of September 30, 2007, from a total of 906 employees as of September 30, 2006.

Income Taxes

Income taxes before discontinued operations decreased $5.8 million to $6.5 million for the nine months ended September 30, 2007 from $12.3 million for the same period a year ago. This decrease occurred primarily as a result of a $13.6 million decrease in income from continuing operation before income taxes. Our effective tax rate has been lower in 2007 relative to 2006 due to our expansion into lower tax jurisdictions.

Financial Condition

Comparison of Financial Condition at September 30, 2007 and December 31, 2006

Total assets increased $111.1 million, to $990.6 million at September 30, 2007, from $879.5 million at December 31, 2006. The increase resulted from a $124.3 million increase in automobile contracts to $898.4 million, net of unearned acquisition discounts and unearned finance charges, at September 30, 2007 from $774.1 million at December 31, 2006.

Securitization notes payable decreased to $617.7 million at September 30, 2007 from $698.3 million at December 31, 2006 due to the execution of a clean up call in August 2007 on the remaining 10% of the notes payable that were issued in our 2004-A securitization transaction and payments on automobile contracts backing the securitized borrowings, partially offset by the completion of a $250 million securitization in June 2007.

Warehouse line of credit borrowing increased to $193.2 million as of September 30, 2007 from zero as of December 31, 2006 due to funding of additional automobile contracts during the nine months ended September 30, 2007, partially offset by the completion of a $250 million securitization in June 2007.

Shareholders’ equity decreased to $158.6 million at September 30, 2007 from $159.9 million at December 31, 2006, primarily as a result of $13.2 million of the Company’s common stock repurchased during the nine months ended September 30, 2007, partially offset by net income of $10.2 million and recognition of expense for fair value of options of $1.4 million during the nine months ended September 30, 2007.

Liquidity and Capital Resources

Management believes that the resources available to us will provide the needed capital and cash flows to fund purchases of automobile contracts, investments in our branch network and servicing capabilities and ongoing operations for the next twelve months.

Cash provided by operating activities was $38.2 million and $23.8 million in the first nine months of 2007 and 2006, respectively. Cash provided by operating activities increased in the first nine months of 2007 compared to the same period in 2006 due primarily to an increase in cash received on interest income, partially offset by an increase in cash used on interest expense.

Cash used in investing activities was $145.6 million in the first nine months of 2007. Cash provided by investing activities was $355.5 million in the first nine months of 2006. Cash used in investing activities decreased in the first nine months of 2007 compared to the same period in 2006 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

Cash provided by financing activities was $96.0 million in the first nine months of 2007. Cash used in financing activities was $383.2 million in the first nine months of 2006. Cash provided by financing activities decreased due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2007, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2007 to July 31, 2007	—	$—	—	1,410,262
August 1, 2007 to August 31, 2007	—	$—	—	1,410,262
September 1, 2007 to September 30, 2007	—	$—	—	1,410,262
Total	—	$—	—	1,410,262

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

The Company’s 2007 Annual Meeting of Shareholders was held on July 10, 2007. At this meeting, the following matters were submitted to a vote of the Company’s shareholders:

Proposal 1:	Elect Four Directors;

Proposal 2:	Approve Amendment and Restatement of our Amended and Restated 1997 Employee Stock Incentive Plan; and

Proposal 3:	Ratify Selection of Independent Public Accountants for 2007.

Proposal 1. At this meeting, each of the following directors was elected to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2009, or until election of his(her) successor, or until he(she) resigns:

	Votes For	Votes Withheld
Guillermo Bron	16,086,432	451,209
Ray C. Thousand	16,086,432	451,209
Luis Maizel	15,458,401	1,079,240
Julie Sullivan	16,086,432	451,209

Other directors continuing to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2008, or until election of their successors, or until they resign, are Giles H. Bateman, Ron R. Duncanson and Mitchell G. Lynn.

Proposal 2. At this meeting, the Amendment and Restatement of our Amended and Restated 1997 Employee Stock Incentive Plan was approved by the Company’s shareholders (with 10,588,324 votes cast for, 2,445,551 votes cast against, and 3,503,766 votes abstaining).

Proposal 3. At this meeting, the ratification of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2007 was approved by the Company’s shareholders (with 16,475,646 votes cast for, 60,645 votes cast against, and 1,350 votes abstaining).

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

United PanAm Financial Corp.

Date:	November 8, 2007	By:	/s/ RAY THOUSAND
Ray Thousand
Chief Executive Officer and President
(Principal Executive Officer)

	November 8, 2007	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)