Form 10-K
period 2007-12-31
UNITED PAN AM FINANCIAL CORP
filed 2008-03-13
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes ☐ NO ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ NO ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $94,039,000, based upon the closing sales price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2007. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 4, 2008 was 15,737,399 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2008 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

UNITED PANAM FINANCIAL CORP.

2007 ANNUAL REPORT ON FORM 10-K

i

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

ii

PART I

Item 1. Business.

General

United PanAm Financial Corp. (the “Company”) is a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries United Auto Credit Corporation (“UACC”) and United Auto Business Operations, LLC (“UABO”), which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

Our Business Strategy

We employ the following strategies to create value for our shareholders:

Controlled Growth.  Our primary business strategy includes the purchase of automobile contracts through a national retail branch network, which is comprised of branches that are generally located in proximity to dealers and borrowers. The branch manager of each branch is responsible for underwriting and purchasing automobile contracts and providing focused servicing and collections. The branch network is closely managed and supervised by our divisional vice presidents. We believe that our branch network operations enable branch managers to develop strong relationships with our primary customers, the automobile dealers. Through our branches, we provide a high level of service to the dealers by providing consistent credit decisions, typically same-day funding and frequent management contact. We believe that this branch network and management structure also enhances our risk management and collection functions.

While we have traditionally achieved growth in the amount of automobile contracts that we purchase through the opening of new branch offices, we began to pursue controlled growth in 2007 through a combination of expanding our more seasoned branch offices and opening fewer new branch offices. We intend to continue this controlled growth strategy in 2008, and we do not currently intend to open any new branch offices in 2008. This change is designed to improve individual branch profitability, enhance loan servicing and facilitate more effective branch management. In connection with our new long-term growth strategy, we intend to increase the average portfolio of purchased contracts within the best performing seasoned branches. In addition, to improve overall corporate profitability, we began to close and consolidate certain underperforming branches in the third quarter of 2007 and the first quarter of 2008. We will continue to evaluate the possibility of additional branch closures in 2008 to improve overall performance and profitability.

As a secondary platform for growth, we began to originate and service automobile contracts during 2007 through UABO, our newly created Business Operations Unit based in Dallas, Texas. We currently originate and service automobile contracts in West Virginia, Connecticut, Arkansas and Nebraska through the Business Operations Unit, and we intend to expand operations into the state of Maine in 2008. We currently have no branch presence in these five states. The Business Operations Unit, with its lower cost structure, will allow us to penetrate new markets in states where, due to interest rate caps, our traditional retail branch structure is not cost effective. We expect that the average yield for the portfolio originated in these states will be approximately 24.5% as compared to 27.7% in states in which we operate our national retail branch network. We expect to offset the lower yield by increased cost efficiencies generated from operating from a central location.

The Business Operations Unit is responsible for underwriting, purchasing contracts and collections. We believe that we can continue to provide a high level of service to the dealers through the Business Operations Unit by providing consistent credit decisions and two to three day funding. At December 31, 2007, the Business Operations Unit had fourteen employees. By following tighter underwriting guidelines from a single location, we should offset any potential drawback from managing collection activity from a central location rather than being local to the borrower as in our traditional retail branch.

Develop Exceptional Management.  To ensure successful branch network expansion, we focus on hiring and developing local, experienced branch-level management. Our branch managers average more than 12 years of experience in the auto finance industry, primarily with captive finance companies, including GMAC, Ford Motor Credit, Toyota Credit and Chrysler Credit. We provide extensive management training at our corporate headquarters at the time of hire and several times each year thereafter to ensure consistency of credit decisions and operations. We grant stock options to all branch managers, outline a clear career path for all employees and reward success with advancement within the organization, which we believe has enabled us to attract, retain and promote experienced personnel. All of our current divisional vice presidents have been promoted from within.

Maintain Consistent Underwriting and Strong Risk Management Controls.  Each of our branch managers is responsible for day-to-day operations, subject to centralized risk management controls. All automobile contracts, except automobile contracts purchased through the Business Operation Unit, are underwritten and serviced at the local branch level to place specific accountability for credit decisions and collections on branch management. This is coupled with close supervision of underwriting and credit at each branch by our divisional vice presidents, as well as by senior management at our corporate offices. Because of our stringent underwriting guidelines, the performance of which is reviewed frequently in an effort to reduce the severity and frequency of our charge-offs, we generally purchase only one contract for every ten automobile loan applications we review. In order to promote credit quality above asset growth, we compensate our branch managers primarily based on credit quality, audit performance, profitability and qualitative merits, with only 17% of bonus pay tied to automobile contract purchase volume.

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

Use of Warehouse Facilities and Securitizations for Funding.  We use a warehouse line of credit and periodic securitizations to fund our business. We currently have a warehouse line of credit in the amount of $300 million and we have closed seven securitizations since 2004. Under normal conditions, we plan to price a new securitization approximately every six months. We believe that in the past our securitization funding strategy allowed us to mitigate interest rate risk and lock in a fixed interest rate spread, since the interest received on automobile contracts and interest paid for securitization notes payable were both fixed rate arrangements.

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

Retail and wholesale deposits of the Bank had historically been the primary funding source for our automobile finance business. However, as part of our plan to exit the Bank’s federal thrift charter, we shifted the funding source of our automobile finance business to the public capital markets through securitizations and warehouse facilities. In addition, and as part of the Bank’s plan of dissolution, we completed the sale of all three branches of the Bank during the third quarter of 2004, and distributed all of the Bank’s non-cash assets and excess capital, including the automobile finance business to our wholly-owned subsidiary, PAFI.

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

At December 31, 2007, UACC was a direct wholly-owned subsidiary of the Company, and UABO, UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

Operating Summary for Automobile Finance Business

The following table presents a summary of our key operating and statistical results for the years ended December 31, 2007, 2006 and 2005.

	At or for the Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands, Except for Averages)
Operating Data
Contracts purchased	$590,767	$550,563	$461,483
Contracts outstanding(1)	$926,350	$813,524	$666,162
Unearned acquisition discounts	$(43,699)	$(39,449)	$(32,506)
Average loan balance(1)	$898,851	$755,881	$605,989
Unearned acquisition discounts to gross loans	4.72%	4.85%	4.88%
Average percentage rate to customers	22.64%	22.66%	22.72%
Loan Quality Data
Allowance for loan losses	$48,386	$36,037	$29,110
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.48%	4.66%	4.59%
Delinquencies (% of net contracts)
31 – 60 days	0.78%	0.60%	0.55%
61 – 90 days	0.30%	0.21%	0.23%
90+ days	0.16%	0.12%	0.12%
Total	1.24%	0.93%	0.90%
Repossessions over 30 days past due (% of net contracts)	0.89%	0.56%	0.44%
Net charge-offs to average loans	6.39%	5.22%	4.51%
Portfolio Data
Used vehicles	99.1%	99.2%	98.7%
Average vehicle age at time of contract (years)	5.2	5.1	4.9
Average original contract term (months)	50.4	50.2	50.0
Average gross amount financed as a percentage of WSB(2)	119%	117%	116%
Average net amount financed as a percentage of WSB(3)	111%	109%	111%
Average net amount financed per contract	$9,552	$9,442	$9,335
Average down payment	16.8%	17.3%	17.8%
Average monthly payment	$296	$293	$291
Other Data
Number of branches	142	131	107
Number of employees	1,147	954	800
Interest income	$229,458	$195,270	$157,777
Interest expense	$47,449	$35,791	$23,228
Net interest margin	$182,009	$159,479	$134,549
Net interest margin as a percentage of interest income	79.32%	81.67%	85.28%
Net interest margin as a percentage of average loans	20.25%	21.10%	22.20%
Non-interest expense to average loans	10.76%	10.73%	10.64%
Return on average assets from continuing operations	1.11%	2.44%	3.59%
Return on average shareholders’ equity	6.74%	12.14%	16.75%
Consolidated capital to assets ratio	16.31%	18.18%	12.81%

(1)	Net of unearned finance charges.
(2)	WSB represents (a) Kelly Wholesale Blue Book for used vehicles, (b) National Automobile Dealers Association trade-in value, or (c) Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.

Products and Pricing

Our business is focused on transactions that involve a used automobile with an average age of four to seven years and an average original contract term of 48 to 54 months.

The target profile of our borrower includes average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt payment to total income of 32% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applies for and enters into an automobile installment sales contract with the dealer. We purchase the automobile contract from the dealer at a discount from face value, which increases the effective yield on such automobile contract. As of December 31, 2007, the average annual rate to customers was 22.64% for our portfolio of automobile contracts.

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

We solicit business from dealers through our branch managers who meet with dealers and provide information about our programs, train dealer personnel in our program requirements and assist dealers in identifying consumers who qualify for our programs. In order to both promote asset growth and achieve required levels of credit quality, we compensate our branch managers with a base salary and a bonus of up to 20% of base salary that recognizes the achievement of low delinquency ratios, low charge-off percentages, volume and return on average assets targets established for the branch, as well as satisfactory internal audit results. The bonus calculation stresses loan quality with 83% based on credit quality, internal audit performance, profitability and qualitative merits, and with 17% based on contract purchase volume. When a branch decides to begin doing business with a dealer, a dealer profile and investigation worksheet is completed. Together with the dealer, we enter into an agreement that provides us with recourse to the dealer in the event of dealer fraud or a breach of the dealer’s representations and warranties. Branch management periodically monitors each dealer’s overall performance and inventory to ensure a satisfactory quality level, and our corporate internal audit group regularly conducts internal audits of the overall branch performance as well as individual dealer performance.

At December 31, 2007, no dealer accounted for more than 0.34% of our portfolio and the ten dealers from which we purchased the most automobile contracts accounted for approximately 2.38% of our aggregate portfolio.

The following table presents the number of dealers from which we purchase automobile contracts in each of the states we operate at the years ended December 31, 2007, 2006 and 2005.

	At Years Ended December 31,
State	2007 Number of Dealers	2006 Number of Dealers	2005 Number of Dealers
California	1,715	1,735	1,697
Texas	1,335	1,125	849
Florida	1,260	1,201	1,118
New York	728	684	564
Georgia	650	540	468
North Carolina	575	479	412
Ohio	546	543	478
Alabama	473	383	264
Tennessee	469	389	338
Arizona	461	431	412
Missouri	461	391	298
Massachusetts	444	463	414
Illinois	414	429	419
Michigan	400	248	135
Other(1)	4,046	3,115	2,540
Total	13,977	12,156	10,406

(1)	States with less than 400 dealers at December 31, 2007.

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

Our credit policy places specific accountability for credit decisions directly within the branches. The branch manager or assistant branch manager reviews all credit applications. In general, no branch manager has credit approval authority for contracts greater than $15,000. Any transaction that exceeds a branch manager’s approval limit must be approved by our divisional vice presidents, or by certain members of our senior management at our corporate offices.

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

Post-Funding Quality Reviews and Internal Audit Process

Our corporate internal audit group complete quality control reviews of newly purchased automobile contracts. These reviews focus on compliance with underwriting standards, the quality of the credit decision and the completeness of automobile contract documentation.

Additionally, selected branches are audited each year by an independent outside accounting firm appointed by the audit committee for review of compliance with established policies and procedures.

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

Collection Process

Our collection policy calls for the following sequence of actions to be taken with regard to all problem loans: (i) call the borrower at one day past due; (ii) immediate follow-up on all broken promises to pay; (iii) branch management review of all accounts at ten days past due; and (iv) divisional vice president review of all accounts at 45 days past due.

We may consider extensions or modifications in collecting certain delinquent accounts. All extensions and modifications require the approval of branch management and are monitored by divisional vice president.

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

When a vehicle is repossessed, it is generally sold at an automobile auction or, less frequently, through a private sale, and the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. We generally pursue all customer deficiencies. The net outstanding balance of the loan is the loan balance less any unaccreted acquisition discounts and warranty refunds.

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

Employees

At December 31, 2007, we had 1,147 employees. None of our employees are a part of a collective bargaining agreement. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

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

Regulation

Our business is regulated by federal, state, and local government authorities and is subject to extensive federal, state and local laws, rules and regulations. We are also subject to judicial and administrative decisions that impose requirements and restrictions on our business. Set forth below is a summary description of certain of the material laws and regulations which relate to our business. The description is qualified in its entirety by reference to the applicable laws and regulations.

Consumer Protection

Our automobile financing activities are subject to various federal and state consumer protection laws, including the Truth in Lending Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act or FCRA, the Fair Debt Collection Practices Act, the Federal Trade Commission Act, the Federal Reserve Board’s Regulations B and Z, and state motor vehicle retail installment sales acts. Retail installment sales acts and other similar laws regulate the origination and collection of automobile contracts and impact our business. These laws, among other things, require that we obtain and maintain certain licenses and qualifications, limit the finance charges, fees and other charges on the contracts purchased, require creditors to provide specified disclosures to consumers, limit the terms of the contracts, regulate the credit application and evaluation process, regulate certain servicing and collection practices, and regulate the repossession and sale of collateral. These laws impose specific statutory liabilities upon creditors who fail to comply with their provisions and may give rise to a defense to payment of the consumer’s obligation. In addition, certain of the laws make the assignee of a consumer installment contract liable for the violations of the assignor.

Each dealer agreement contains representations and warranties by the dealer that, as of the date of assignment, the dealer has complied with all applicable laws and regulations with respect to each automobile contract. The dealer is obligated to indemnify us for any breach of any of the representations and warranties and to repurchase any non-conforming automobile contracts. We generally verify dealer compliance with limitations on the finance charge in state motor vehicle retail installment sales acts, but do not audit a dealer’s full compliance with applicable laws. There can be no assurance that we will detect all dealer violations or that individual dealers will have the financial ability and resources either to repurchase automobile contracts or indemnify us against losses. Accordingly, failure by dealers to comply with applicable laws, or with their representations and warranties under the dealer agreement could have a material adverse effect on us.

If a borrower defaults on an automobile contract, we, as the holder and servicer of the automobile contract, are entitled to exercise the remedies of a secured party under the Uniform Commercial Code as adopted in a particular state, or the UCC, which typically includes the right to repossession by self-help unless such means would constitute a breach of the peace. The UCC and other state laws regulate repossession and sales of collateral by requiring reasonable notice to the borrower of the date, time and place of any public sale of collateral, the date after which any private sale of the collateral may be held and the borrower’s right to redeem the financed vehicle prior to any such sale, and by providing that any such sale must be conducted in a commercially reasonable manner. Financed vehicles repossessed generally are resold by us through unaffiliated wholesale automobile networks or auctions, which are attended principally by used automobile dealers.

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

In addition, the rules against predatory lending bar loan flipping by the same lender or loan servicer within a year. Lenders also will be presumed to have violated these rules — which says loans should not be made to people unable to repay them — unless they document that the borrower has the ability to repay. Lenders that violate the rules face cancellation of loans and penalties equal to the finance charges paid.

We do not expect these rules and potential state action in this area to have a material impact on our financial condition or results of operation.

General Securities Regulation

Our securities are registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As such we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act.

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

Fair and Accurate Credit Transactions Act of 2003

FCRA, as amended by the Fair and Accurate Credit Transactions Act of 2003, or FACTA, requires certain persons to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACTA, the Federal Trade Commission (the “FTC”) and the financial institution regulatory agencies have adopted final rules that take effect on October 1, 2008 and will prohibit a company or other person from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations, subject to certain exceptions. A consumer’s election to opt out would be effective for at least five years. The FTC and the financial institution regulatory agencies have also adopted final rules and guidelines required by FACTA for financial institutions and “creditors,” which term would include a finance company participating in a credit decision with respect to an automobile contract, that require financial institutions and creditors to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions and creditors to establish reasonable policies and procedures for implementing these guidelines.

Privacy

Federal rules limit the ability of banks and other “financial institutions,” which term would include a finance company acquiring and servicing automobile contracts, to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to these rules, financial institutions must provide:

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

In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed by a California financial institution, which term would include a California finance company to certain nonaffiliated third parties and “opt out” before information may be preempted by FCRA, which district court decision is on appeal.

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

Our primary source of operating liquidity comes from a $300 million warehouse facility which is currently set to expire in October 2009. We use this facility to fund our automobile finance operations in order to finance the purchase of automobile contracts pending securitization. Whether we may obtain further advances under this facility during its term depends on, among other things, the performance of the automobile receivables that are pledged under this facility and whether we maintain compliance with certain financial covenants contained in the sale and servicing agreement. The performance, timing and amount of cash flows from automobile contracts vary based on a number of factors, including:

•	the yields received on automobile contracts;
•	the rates and amounts of loan delinquencies, defaults and net credit losses;
•	how quickly and at what price repossessed vehicles can be resold; and
•	how quickly new automobile finance branches become cash flow positive.

There is no assurance that we will be able to obtain further advances under this facility during its term or that this facility will continue to be available beyond the current expiration date at reasonable terms or at all. If we are unable to obtain advances under this facility for any reason and we are then unable to replace this facility or arrange for other types of interim financing, we will have to curtail or cease our automobile contract purchasing activities, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our financial position and results of operations.

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

The asset-backed securities market has been and is currently experiencing unprecedented disruptions. Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding, reduce or even eliminate our access to the asset-backed securities market, may continue or worsen in the future. As a result, there can be no assurance that we will be successful in selling securities in the asset-backed securities market, at least in the near term, or that that our warehouse facility will be adequate to fund our automobile contract purchasing activities until the disruptions in the securitization markets subside or that the cost of debt will allow us to operate at profitable levels. Since we are highly dependent on the availability of the asset-backed securities market to finance our operations, disruptions in this market or any adverse change or delay in our ability to access the market would have a material adverse effect on our financial position, liquidity and results of operations. Continued reduced investor demand for asset-backed securities such as our asset-backed securities could result in our having to hold automobile contracts until investor demand improves, but our capacity to hold such automobile contracts is not unlimited. As we confront a reduced demand for our asset-backed securities, it could require us to reduce the amount of automobile contracts that we will be able to purchase. Continued adverse market conditions could also result in increased costs and reduced margins earned in connection with our securitization transactions.

If we are unable to securitize a sufficient number of our contracts in a timely manner, our liquidity position would be adversely affected, as we will require continued execution of securitization transactions in order to fund our future liquidity needs. In addition, unanticipated delays in closing a securitization would also increase our interest rate risk by increasing the warehousing period for our contracts. There can be no assurance that funding will be available to us through these sources or, if available, that it will be on terms acceptable to us. If these sources of funding are not available to us on a regular basis for any reason, including the occurrence of events of default, deterioration in loss experience in the underlying pool of receivables or otherwise, we will be required to curtail or cease our automobile contract purchasing activities, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our ability to achieve our business and financial objectives.

The terms of our securitizations depend on credit enhancement and there is no assurance we will be able to continue to obtain credit enhancement.

Our securitizations to date have utilized credit enhancement in the form of financial guaranty insurance policies in order to achieve “AAA/Aaa” ratings for the asset-backed securities issued to investors. These ratings reduce the costs of securitizations compared to alternative forms of financing currently available to us and enhance the marketability of these transactions to investors in asset-backed securities. However, our financial guaranty insurance providers are not required to insure our future securitizations, and there can be no assurance that they will continue to do so or that our future securitizations will be similarly rated. The willingness of a financial guaranty insurance provider to insure our future securitizations is subject to many factors outside our control including the financial guaranty insurance provider’s own rating considerations. Further, investor perceptions of financial guaranty insurance providers and claims-paying capacity may adversely impact the marketability of insured asset-backed securities.

A downgrading of any of our financial guaranty insurance providers’ credit ratings or the inability to structure alternative credit enhancements, such as senior subordinated transactions, for our securitization program could result in higher interest costs for our future securitizations and larger initial and/or target credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations. These events could have a material adverse effect on the cost and availability of capital to finance automobile contract purchases which in turn could have a material adverse effect on our financial position, liquidity and results of operations.

We have a substantial amount of indebtedness.

We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of automobile receivables that are either pledged under our warehouse facility or transferred to securitization trusts, and our ability to enter into additional securitization transactions as well as other debt financings. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations.

If we cannot comply with the requirements in our debt instruments, then our lenders may increase our borrowing costs or require us to repay immediately all of the outstanding debt. If our debt payments were accelerated, our assets might not be sufficient to fully repay our debts. These lenders may require us to use all of our available cash to repay our debt, foreclose upon their collateral or prevent us from making payments to other creditors on certain portions of our outstanding debt. We may not be able to obtain a waiver of these provisions or refinance our debt, if needed. In such case, our financial condition, liquidity and results of operations would suffer.

Our automobile finance business would be harmed if we cannot maintain relationships with independent dealers and franchisees of automobile manufacturers.

We purchase automobile contracts primarily from automobile dealers. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in the volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected.

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

Our business is highly competitive. Competition in our markets can take many forms, including convenience in obtaining a loan, customer service, marketing and distribution channels, amount and terms of the loan and interest rates. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than us. Fluctuations in interest rates and general and local economic conditions also may affect the competition we face. Competitors with lower costs of capital have a competitive advantage over us. If we expand into new geographic markets, we will face additional competition from lenders already established in those markets. There can be no assurance that we will be able to compete successfully with these lenders. Our failure to compete successfully would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to maintain or sustain our growth.

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

Our growth strategy requires that we successfully obtain and manage acceptable warehouse financing and access the capital markets. It also requires additional capital and human resources as well as improvements to our infrastructure and management information systems. Our failure to implement our planned growth strategy or the failure of our automated systems, including a failure of data integrity or accuracy, would have a material adverse effect on our financial condition, results of operations and business prospects. In addition, further tightening of funding available in the credit markets may reduce or even eliminate our ability to grow.

If we fail to satisfy certain covenants in our agreements with our financial guaranty insurance providers, we may lose our rights to service the receivables included in our securitization trusts.

Our agreements with our financial guaranty insurance providers provide that our servicing rights with respect to the receivables included in a securitization trust may be terminated by the applicable financial guaranty insurance provider if (i) certain performance ratios (delinquency, cumulative default and cumulative net loss on the receivables included in each securitization trust were to exceed specified limits, (ii) we breach our obligations under the servicing agreement, (iii) the financial guaranty insurance provider is required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2007, no such servicing right termination events have occurred with respect to any of the trusts formed by us. The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity and results of operations.

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

We are subject to various consumer claims and litigation.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of automobile contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

Risks Related to Our Ownership and Organizational Structure

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of December 31, 2007, our Chairman, Guillermo Bron, beneficially owned 5,741,251 shares of our common stock, representing 36.5% of our total outstanding common stock. As a result, our Chairman will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiaries, UACC and UABO. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of December 31, 2007, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time on or after July 31, 2008 and may call it before July 31, 2008 if certain events occur as described in the subordinated debt agreement. The redemption price is par plus accrued and unpaid interest unless we make a redemption call before July 31, 2008. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 39 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to subprime mortgage and other consumer lending, and in some cases there is conflict among jurisdictions. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies, and also have increased significantly due to the subprime mortgage and other consumer lending issues. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries. Furthermore, as our operations continue to grow, it may be more difficult to comprehensively identify, accurately interpret and properly train our personnel with respect to all of these laws and regulations, thereby potentially increasing our exposure to the risks of non-compliance with these laws and regulations which could have a material adverse effect on our results of operations, financial condition and business prospects.

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

Our business is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. During periods of economic slowdown or recession such as we are currently experiencing, we may experience a decrease in demand for our financial products and services, an increase in our servicing costs, a decline in collateral values or an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the probability and severity of losses. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect our financial condition, results of operations and business prospects.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive offices consisting of approximately 31,214 square feet, are located at 18191 Von Karman, Suite 300 and Suite 250, Irvine, California 92612. Additionally, as of December 31, 2007, we maintained 142 branch offices for our automobile finance business in 35 states throughout the United States of America, including nineteen branch offices located in Texas, twelve branch offices located in each of California and Florida, eight branch offices located in Georgia, six branch offices located in each of Missouri, New York, North Carolina and Tennessee, five branch offices located in each of Arizona, Michigan, and Ohio, four branch office located in each of Alabama, Colorado, Indiana, Massachusetts and Pennsylvania, three branch offices located in each of Illinois, South Carolina, Virginia and Washington, two branch offices located in each of Maryland, Minnesota, Oklahoma and Oregon and one branch office located in each of Idaho, Iowa, Kansas, Kentucky, Mississippi, Montana, Nevada, New Hampshire, New Jersey, Utah and Wyoming. The average size of our branch offices is approximately 2,000 square feet.

All of the properties listed above are leased with lease terms expiring on various dates to 2013, most with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $6.8 million at December 31, 2007. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

	High	Low
2007
Fourth Quarter	$8.84	$4.76
Third Quarter	$14.67	$7.30
Second Quarter	$16.44	$12.46
First Quarter	$14.51	$11.10
2006
Fourth Quarter	$15.89	$11.75
Third Quarter	$31.07	$15.45
Second Quarter	$32.46	$26.93
First Quarter	$30.96	$25.12

On March 4, 2008, the last reported sale price of our common stock on The NASDAQ Global Market was $3.63 per share. As of March 4, 2008 we had 27 shareholders of record and 15,737,399 outstanding shares of common stock.

The following graph compares, for the period from December 31, 2002 through December 31, 2007, the yearly percentage change in our cumulative total return on our common stock with the cumulative total return of the NASDAQ — Total US, an index consisting of NASDAQ-listed U.S.-based companies, and the SNL Autofinance Index, an index consisting of automobile finance companies. This graph assumes an initial investment of $100 and reinvestment of dividends. This graph is not necessarily indicative of future stock performance.

Total Return Performance

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
United PanAm Financial Corp.	100.00	267.04	304.96	413.92	220.16	81.92
SNL Autofinance Index	100.00	150.01	162.89	165.13	180.85	198.60
NASDAQ Composite	100.00	229.75	330.41	376.13	415.89	229.00

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

During the quarter ended December 31, 2007, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1, 2007 to October 31, 2007	—	—	—	1,410,262
November 1, 2007 to November 30, 2007	—	—	—	1,410,262
December 1, 2007 to December 31, 2007	—	—	—	1,410,262
Total	—	—	—	1,410,262

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

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2007, 2006, 2005, 2004 and 2003. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Statement of Income Data
Interest income	$229,458	$195,270	$157,777	$117,689	$81,675
Interest expense	47,449	35,791	23,228	15,645	12,219
Net interest income	182,009	159,479	134,549	102,044	69,456
Provision for loan losses	69,764	46,800	31,166	25,516	17,771
Net interest income after provision for loan losses	112,245	112,679	103,383	76,528	51,685
Non-interest income	1,730	1,737	830	2,047	1,594
Non-interest expense
Compensation and benefits	62,169	51,905	39,495	33,004	26,538
Occupancy	9,336	7,360	5,764	5,130	4,485
Other non-interest expense	25,201	21,844	19,212	16,767	10,191
Total non-interest expense	96,706	81,109	64,471	54,901	41,214
Income from continuing operations before income taxes	17,269	33,307	39,742	23,674	12,065
Income taxes	6,683	13,562	16,029	9,382	4,880
Income from continuing operations	10,586	19,745	23,713	14,292	7,185
(Loss) income from discontinued operations, net of tax(1)	—	(676)	2,952	9,413	6,666
Net income	$10,586	$19,069	$26,665	$23,705	$13,851
Earnings (loss) per share-basic:
Continuing operations	$0.66	$1.13	$1.41	$0.88	$0.45
Discontinued operations(1)	—	(0.04)	0.17	0.58	0.42
Net income	$0.66	$1.09	$1.58	$1.46	$0.87
Weighted average basic shares outstanding	15,926	17,444	16,874	16,209	15,914
Earnings (loss) per share-diluted:
Continuing operations	$0.65	$1.06	$1.27	$0.79	$0.41
Discontinued operations(1)	—	(0.04)	0.16	0.52	0.38
Net income	$0.65	$1.02	$1.43	$1.31	$0.79
Weighted average diluted shares outstanding	16,357	18,699	18,644	18,069	17,566

	As of and for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands, Except Per Share Data)
Statement of Financial Condition Data
Total assets from continuing operations	$977,181	$879,489	$713,854	$553,641	$407,351
Gross loans(2)	926,350	813,524	666,162	524,170	397,417
Unearned acquisition discounts	(43,699)	(39,449)	(32,506)	(24,827)	(14,932)
Allowance for loan losses	(48,386)	(36,037)	(29,110)	(25,593)	(24,982)
Interest receivable	10,424	9,018	7,213	5,535	4,440
Securitization notes payable	762,245	698,337	521,613	352,564	—
Warehouse lines of credit	35,625	—	54,009	101,776	—
Junior subordinated debentures	10,310	10,310	10,310	10,310	10,310
Shareholders’ equity	159,341	159,865	154,915	124,253	96,050
Operating Data
Contracts purchased	$590,767	$550,563	$461,483	$367,965	$265,429
Contracts outstanding(2)	$926,350	$813,524	$666,162	$524,170	$397,417
Average loan balance(2)	$898,851	$755,881	$605,989	$469,884	$321,413
Average yield on automobile contracts, net(3)	27.74%	27.89%	27.96%	27.59%	25.26%
Average cost of borrowing	6.05%	5.58%	4.37%	2.91%	2.54%
Unearned acquisition discounts to gross loans(3)	4.72%	4.85%	4.88%	4.74%	3.76%
Nonaccrual loans(4)	$21,185	$13,314	$9,838	$7,169	$5,713
Nonaccrual loans to gross loans(2)	2.29%	1.64%	1.48%	1.36%	1.40%
Allowance for loan losses to gross loans net of unearned acquisition discounts(3)	5.48%	4.66%	4.59%	5.13%	6.53%
Total delinquencies over 30 days (% of net contracts)	1.24%	0.93%	0.90%	0.72%	0.75%
Net charge-offs to average loans	6.39%	5.22%	4.51%	5.24%	5.67%
Other Data
Number of branches	142	131	107	87	70
Net interest margin as a percentage of interest income	79.32%	81.67%	85.28%	86.71%	85.04%
Net interest margin as a percentage of average loans	20.25%	21.10%	22.20%	21.72%	21.61%
Non-interest expense to average loans	10.76%	10.73%	10.64%	11.68%	12.82%
Return on average assets from continuing operations	1.11%	2.44%	3.59%	2.84%	1.86%
Return on average shareholders’ equity	6.74%	12.14%	16.75%	12.87%	7.65%
Consolidated capital to assets ratio	16.31%	18.18%	12.81%	8.78%	5.77%

(1)	Commencing in September 2004, we discontinued our banking operations and insurance premium finance operations. Commencing in March 2006, we discontinued our operations related to investment segment and sold our investment securities portfolio.
(2)	Net of unearned finance charges.
(3)	Commencing on January 1, 2003, we began to allocate purchase price entirely to automobile contracts and unearned acquisition discounts at the time of purchase. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies.”
(4)	Net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed.

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

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchase, warehousing, securitization and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries, United Auto Credit Corporation, or UACC and United Auto Business Operations, LLC, or UABO, which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

While we have traditionally achieved growth in the amount of automobile contracts that we purchase through the opening of new branch offices, we began to pursue controlled growth in 2007 through a combination of expanding our more seasoned branch offices and opening fewer new branch offices. We intend to continue this controlled growth strategy in 2008, and we do not currently intend to open any new branch offices in 2008. This change is designed to improve individual branch profitability, enhance loan servicing and facilitate more effective branch management. In connection with our new long-term growth strategy, we intend to increase the average portfolio of purchased contracts within the best performing seasoned branches. In addition, to improve overall corporate profitability, we began to close and consolidate certain underperforming branches in the third quarter of 2007 and the first quarter of 2008. We will continue to evaluate the possibility of additional branch closures in 2008 to improve overall performance and profitability.

As a secondary platform for growth, we began to originate and service automobile contracts during 2007 through UABO, our newly created Business Operations Unit based in Dallas, Texas. We currently originate and service automobile contracts in West Virginia, Connecticut, Arkansas and Nebraska through the Business Operations Unit, and we intend to expand operations into the state of Maine in 2008. We currently have no branch presence in these five states. The Business Operations Unit, with its lower cost structure, will allow us to penetrate new markets in states where, due to interest rate caps, our traditional retail branch structure is not cost effective. We expect that the average yield for the portfolio originated in these states will be approximately 24.5% as compared to 27.7% in states in which we operate our national retail branch network. We expect to offset the lower yield by increased cost efficiencies generated from operating from a central location.

The Business Operations Unit is responsible for underwriting, purchasing contracts and collections. We believe that we can continue to provide a high level of service to the dealers through the Business Operations Unit by providing consistent credit decisions and two to three day funding. At December 31, 2007, the Business Operations Unit had fourteen employees and $3.8 million in loan balances. By following tighter underwriting guidelines from a single location, we should offset any potential drawback from managing collection activity from a central location rather than being local to the borrower as in our traditional retail branch.

During 2007, UPFC and the industry in general experienced a higher rate of delinquencies and losses which we believe have been primarily due to general economic conditions, and particularly due to increased gasoline prices and employment contraction. As a result, during the third quarter of 2007, we modified our underwriting criteria for purchasing automobile contracts requiring higher minimum income levels and higher minimum book value of the automobile in order to pursue higher-quality borrowers and more recent model year automobiles. In addition, under our revised underwriting criteria, we may purchase contracts with terms extending up to 72 months (from up to 60 months previously) for creditworthy borrowers who can demonstrate higher income levels and better credit records. Also, as part of the underwriting review, we increased pricing for purchasing automobile contracts in 22 states by almost 100 basis points in APR. The states affected by the new pricing account for approximately 60% of automobile contracts that we current purchase and we expect that the impact will result in a gradual increase of approximately 60 basis points in weighted average yield over the next few years.

At December 31, 2007, we had a total of 142 branches, of which 4 were opened in 1996, 5 in 1997, 5 in 1998, 6 in 1999, 8 in 2000, 12 in 2001, 13 in 2002, 16 in 2003, 17 in 2004, 19 in 2005, 23 in 2006 and 14 in 2007. We closed 4 underperforming branches in 2007. At December 31, 2007, our portfolio was composed of 129,994 automobile contracts in the aggregate gross amount of $926.4 million.

Subsequent to December 31, 2007, management has closed an additional 9 branches. These closed branches represented less than 5% of the overall portfolio balance and will provide UPFC cost savings and operating leverage for 2008. The portfolio of these branches will continue to be serviced by other branches within the same market or by the Business Operations Unit in Texas. We do not expect to open any new branches in 2008.

The following table presents the number of branches, number of contracts and total contracts outstanding in each of the states we operate at the year ended December 31, 2007.

	At December 31, 2007
State	Number of Branches	Number of Contracts	Contracts Outstanding
			(Dollars in Thousands)
Texas	19	15,689	130,871
California	12	12,810	84,690
Florida	12	12,446	84,733
Georgia	8	6,437	48,584
New York	6	6,503	41,623
Missouri	6	5,543	40,200
North Carolina	6	5,335	38,370
Tennessee	6	4,557	33,704
Ohio	5	5,566	34,812
Arizona	5	5,324	37,257
Michigan	5	3,613	27,345
Alabama	4	5,102	37,597
Massachusetts	4	3,629	25,598
Indiana	4	3,346	24,821
Pennsylvania	4	3,072	21,768
Colorado	4	2,832	20,320
Virginia	3	3,732	24,513
Illinois	3	3,715	22,627
Washington	3	3,097	20,951
South Carolina	3	667	5,648
Oregon	2	1,851	12,207
Maryland	2	1,720	10,205
Oklahoma	2	1,694	14,056
Minnesota	2	1,573	11,641
Other(1)	12	10,141	72,209
Total	142	129,994	926,350

(1)	One branch in each of Wyoming, Idaho, Montana, Iowa, Kansas, Kentucky, Mississippi, New Hampshire, New Jersey, Nevada, and Utah. We currently originate and service automobile contracts in West Virginia, Connecticut, Arkansas and Nebraska from the newly created Business Operations Unit based in Dallas, Texas. We currently have no branch presence in these four states.

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

Allowance for Loan Losses

The allowance for loan losses is calculated based on incurred loss methodology for the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Our loan loss allowance is estimated by management based upon a variety of factors including an assessment of the credit risk inherent in the portfolio and prior loss experience.

The allowance for credit losses is established through provision for loan losses recorded as necessary to provide for estimated loan losses in the next 12 months at each reporting date. We account for such loans by static pool, stratified into three-month buckets. The credit risk in each individual static pool is evaluated independently in order to estimate the future losses within each pool. Any such adjustment is recorded in the current period as the assessment is made.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $1,800,000 and $2,474,000 for the years ended December 31, 2007 and 2006, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Automobile contracts	$927,921	$816,031	$669,597	$528,761	$405,085
Other consumer loans	—	—	—	4	49
Total loans	$927,921	$816,031	$669,597	$528,765	$405,134
Unearned finance charges(1)	(1,571)	(2,507)	(3,435)	(4,595)	(7,717)
Unearned acquisition discounts(1)	(43,699)	(39,449)	(32,506)	(24,827)	(14,932)
Allowance for loan losses(1)	(48,386)	(36,037)	(29,110)	(25,593)	(24,982)
Total loans, net	$834,265	$738,038	$604,546	$473,750	$357,503

(1)	See “Note 3. Summary of Significant Accounting Policies” to our Notes to the Consolidated Financial Statements in this Form 10-K.

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $48.4 million at December 31, 2007 compared with $36.0 million at December 31, 2006, representing 5.48% of loans at December 31, 2007 and 4.66% at December 31, 2006.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of year	$36,037	$29,110	$25,593	$24,982	$27,586
Provision for loan losses – continuing operations(1)	69,764	46,800	31,166	25,516	17,771
Net charge-offs	(57,415)	(39,873)	(27,649)	(24,905)	(20,375)
Balance at end of year	$48,386	$36,037	$29,110	$25,593	$24,982
Annualized net charge-offs to average loans	6.39%	5.22%	4.51%	5.24%	5.67%
Ending allowance to period end loans	5.48%	4.66%	4.59%	5.13%	6.53%

(1)	See “ — Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	December 31,
	2007		2006		2005
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in Thousands)
30 to 59 days	$7,194	0.78%	$4,898	0.60%	$3,697	0.55%
60 to 89 days	2,756	0.30%	1,678	0.21%	1,548	0.23%
90+ days	1,534	0.16%	966	0.12%	802	0.12%
Total	$11,484	1.24%	$7,542	0.93%	$6,047	0.90%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	December 31,
	2007	2006	2005	2004	2003
Nonaccrual loans	$21,185	$13,314	$9,838	$7,169	$5,713
Nonaccrual loans to gross loans	2.29%	1.64%	1.48%	1.36%	1.41%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	5.48%	4.66%	4.59%	5.13%	6.53%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from October 2002 through September 2007. Contract pools subsequent to September 2007 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of Months Outstanding	Jan-03 - Mar-03	Apr-03 - Jun-03	Jul-03 - Sep-03	Oct-03 - Dec-03	Jan-04 - Mar-04	Apr-04 - Jun-04	Jul-04 - Sep-04	Oct-04 - Dec-04	Jan-05 - Mar-05	Apr-05 - Jun-05	Jul-05 - Sep-05	Oct-05 - Dec-05	Jan-06 - Mar-06	Apr-06 - Jun-06	Jul-06 - Sep-06	Oct-06 - Dec-06	Jan-07 - Mar-07	Apr-07 - Jun-07	Jul-07 - Sep-07
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.07%	0.07%	0.05%	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%
7	0.81%	0.61%	0.56%	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%
10	1.90%	1.79%	1.41%	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%	1.73%	1.77%
13	3.12%	2.76%	2.26%	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%	3.23%	3.09%
16	4.10%	3.65%	3.50%	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%
19	5.28%	4.62%	4.48%	4.06%	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%	5.03%	5.92%
22	6.46%	5.66%	5.19%	4.78%	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%
25	7.50%	6.42%	5.83%	5.53%	5.63%	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.05%
28	8.30%	7.04%	6.55%	6.07%	6.16%	5.96%	6.31%	7.02%	7.23%	7.41%	7.67%
31	8.91%	7.67%	7.14%	6.42%	6.76%	6.62%	7.05%	7.66%	7.86%	8.24%
34	9.55%	8.06%	7.54%	6.77%	7.37%	7.20%	7.47%	8.24%	8.52%
37	9.92%	8.41%	7.85%	7.14%	7.95%	7.52%	7.81%	8.73%
40	10.19%	8.71%	8.21%	7.61%	8.24%	7.83%	8.21%
43	10.37%	9.01%	8.50%	7.78%	8.44%	8.12%
46	10.65%	9.17%	8.64%	7.93%	8.63%
49	10.80%	9.25%	8.79%	8.11%
52	10.86%	9.32%	8.87%
55	10.86%	9.39%
58	10.88%
61
Original Pool ($000)	$65,982	$73,291	$72,002	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019	$162,873	$144,586
Remaining Pool ($000)	$549	$1,316	$1,775	$2,708	$5,698	$7,416	$10,063	$12,385	$22,951	$27,636	$31,223	$34,074	$59,826	$69,598	$76,104	$73,111	$122,921	$134,601	$131,806
Remaining Pool (%)	0.83%	1.80%	2.47%	3.94%	6.04%	8.14%	11.22%	14.29%	19.31%	22.93%	27.76%	33.58%	41.87%	48.34%	55.89%	64.26%	74.94%	82.64%	91.16%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at December 31, 2007 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in Thousands)
Total loans	$22,165	$318,637	$559,133	$26,415	$926,350

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

Recent Market Developments

We anticipate that a number of factors will adversely impact our liquidity in 2008, including higher credit enhancement levels in our securitization transactions driven by disruptions in the capital markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio and substantially weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive. We may also realize decreased cash distributions from our securitization trusts due to weaker credit performance and higher borrowing costs.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in early 2008. While some securitizations backed by prime quality automobile finance receivables were executed by other issuers in January and February 2008, no securitizations backed by non-prime quality receivables have been completed in calendar 2008. Further, the prime quality automobile securitizations that were executed in January 2008 utilized senior-subordinated structures, selling only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there has been no public issuance of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since November 2007.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. We will continue to require execution of securitization transactions or other types of receivable financing during 2008. There can be no assurance that funding will be available to us through the execution of these types of transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute these transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new purchases of automobile contracts and, in such event, we would be required to revise the scale of our business, including the curtailment or cessation of our automobile contract purchasing activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

In our securitizations to date, we transferred automobile contracts we purchased from automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts is used to pay down the outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distributions from the trusts.

We have arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued to date. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance providers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance providers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust.

Our financial guaranty insurance providers are not required to insure our future securitizations, and there can be no assurance that they will continue to do so. In addition, a downgrading of any of our financial guaranty insurance providers’ credit ratings or the inability to structure alternative credit enhancements, such as senior subordinated transactions, for our securitization program could result in higher interest costs for our future securitizations and larger initial and/or target credit enhancement requirements. The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations.

The following table lists each of our securitizations and its remaining balance as of December 31, 2007.

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
	(Dollars in Thousands)
2004A	September 22, 2004	$420,000	$—	1.94%	$—	2.56%	$—	3.27%	$—	$—	0.46%	0.020%
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	29,713	4.34%	29,713	31,966	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	58,785	4.98%	58,785	66,960	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	4,796	5.46%	96,000	5.49%	100,796	110,377	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	43,543	5.15%	99,000	5.01%	142,543	156,761	0.38%	0.035%
2007A	June 14, 2007	250,000	—	5.33%	94,103	5.46%	99,000	5.53%	193,103	215,121	0.37%	0.032%
2007B	November 8, 2007	250,000	45,305	4.98685%	93,000	5.75%	99,000	6.15%	237,305	251,762	0.45%	0.035%
		$1,832,000							$762,245	$832,947

(1)	Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. In August 2007, we executed a clean up call on the remaining 10% of the notes payable that was issued in our 2004A securitization transaction.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. We funded the purchase price for the repurchase of these loans by obtaining advances under our existing warehouse facility. The repurchased loans were securitized in the 2007B transaction.

As of December 31, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of December 31, 2007, our $300 million warehouse facility was drawn to $35.6 million. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. There were no material changes to the existing warehouse agreement. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UABO and UACC services the automobile contracts, which are held by a custodian. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UABO and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. The performance, timing and amount of cash flows from automobile contracts vary based on a number of factors, including:

•	the yields received on automobile contracts;
•	the rates and amounts of loan delinquencies, defaults and net credit losses; and
•	how quickly and at what price repossessed vehicles can be resold.

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the warehouse facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), we could be required to increase the amount of funds that we hold in restricted cash. Failure to meet any of these covenants could also result in an event of default under the warehouse facility. If an event of default occurs under the warehouse facility, the lender could elect to declare all amounts outstanding under the facility to be immediately due and payable, enforce the interest against collateral pledged under the agreement or restrict our ability to obtain additional borrowings under the facility. We were in compliance with the terms of such financial covenants as of December 31, 2007. As of December 31, 2007, restricted cash of $1.4 million was held as collateral for the warehouse facility.

Residual Credit Facility

On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We had provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of December 31, 2007, the $26 million facility had a zero balance. As of December 31, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility. This facility expired on January 24, 2008.

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the twelve months ended December 31, 2007 and 1,076,525 shares of our common stocks for an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the twelve months ended December 31, 2006.

Subordinated Debentures

In 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I, to enhance our liquidity. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.29% as of December 31, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2007.

	Less than One Year	One to Three Years	Three to Five Years	More than Five Years	Total
	(Dollars in Thousands)
Securitization notes payable	$291,201	$471,044	$—	$—	$762,245
Warehouse line of credit	35,625	—	—	—	35,625
Operating lease obligations	6,589	11,173	5,020	9	22,791
Junior subordinated debentures	—	—	—	10,310	10,310
Total	$333,415	$482,217	$5,020	$10,319	$830,971

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2007 and December 31, 2006

General

In 2007 we reported net income of $10.6 million, or $0.65 per diluted share, compared with $19.1 million, or $1.02 per diluted share for 2006.

Interest income increased 17.5% to $229.5 million for the year ended December 31, 2007 from $195.3 million for the same period a year ago. Automobile contracts purchased increased $40.2 million to $590.8 million in 2007 from $550.6 million in 2006 as a result of the purchase of additional automobile contracts in existing and new markets. During the twelve months ended December 31, 2007, we opened 15 auto finance branches and closed 4 underperforming branches bringing our total to 142 branches in 39 states.

Interest Income

Interest income increased by 17.5% to $229.5 million in 2007 from $195.3 million in 2006 due primarily to the increase in average automobile contracts of $143.0 million. Interest income on loans represents finance charges taken into earnings during the year as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 32.4% to $47.4 million in 2007 from $35.8 million in 2006. The average debt outstanding increased by 22.1% to $783.8 million in 2007 from $641.9 million in 2006. The average interest rate increased to 6.05% in 2007 from 5.58% in 2006. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $69.8 million for the year ended December 31, 2007 compared with $46.8 million for the year ended December 31, 2006. The increase in the provision for loan losses was due primarily to a $143.0 million increase in average automobile contracts and an increase in the annualized charge-off rate to 6.39% for the year ended December 31, 2007 compared to 5.22% for the year ended December 31, 2006.

The increase in our annualized net charge-offs was the result of increased defaults due to changes in general economic conditions particularly due to increased gasoline prices and employment contraction. The increase in gasoline prices which started in late 2006 and continues into 2008 has impacted the disposable income of our lower income borrowers causing increases in defaults.

The total allowance for loan losses was $48.4 million at December 31, 2007 compared with $36.0 million at December 31, 2006, representing 5.48% of automobile contracts, less unearned acquisition discounts, at December 31, 2007 and 4.66% at December 31, 2006. The increase in the allowance for loan losses was due primarily to a $112.9 million increase in automobile contracts outstanding, which increased to $926.4 million at December 31, 2007 from $813.5 million at December 31, 2006 and increase in the loss rate within the portfolio.

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

For more information, see “ — Critical Accounting Policies.”

Non-interest Income

Non-interest income was $1.7 million for the years ended December 31, 2007 and 2006.

Non-interest Expense

Non-interest expense increased $15.6 million to $96.7 million in 2007 from $81.1 million in 2006. During the last 12 months, we continued with our controlled growth strategy, resulting in an increase to 1,147 employees as of December 31, 2007, from 954 employees as of December 31, 2006.

Income Taxes

Income taxes from continuing operations decreased $6.9 million to $6.7 million in 2007 from $13.6 million in 2006. This decrease occurred primarily as a result of a $16.0 million decrease in taxable income from continuing operations before income taxes. Our effective tax rate has been lower in 2007 relative to 2006 due to our expansion into lower tax jurisdictions.

Comparison of Operating Results for the Years Ended December 31, 2006 and December 31, 2005

General

In 2006 we reported net income of $19.1 million, or $1.02 per diluted share, compared with $26.7 million, or $1.43 per diluted share for 2005.

Interest income increased 24% to $195.3 million for the year ended December 31, 2006 from $157.8 million for the same period a year ago. Automobile contracts purchased increased $89.1 million to $550.6 million in 2006 from $461.5 million in 2005 as a result of the purchase of additional automobile contracts in existing and new markets consistent with our controlled growth strategy. During the twelve months ended December 31, 2006, we opened 24 auto finance branches bringing our total to 131 branches in 34 states.

Interest Income

Interest income increased by 24% to $195.3 million in 2006 from $157.8 million in 2005 due primarily to the increase in average automobile contracts of $130.8 million. Interest income on loans represents finance charges taken into earnings during the year as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 54% to $35.8 million in 2006 from $23.2 million in 2005. The average debt outstanding increased by 21% to $641.9 million in 2006 from $531.1 million in 2005. The average interest rate increased 28% to 5.58% in 2006 from 4.37% in 2005. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in 2006 and 2005 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $46.8 million for the year ended December 31, 2006 compared with $31.2 million for the year ended December 31, 2005. The increase in the provision for loan losses was due primarily to a $130.8 million increase in average automobile contracts and an increase in the annualized charge-off rate to 5.22% for the year ended December 31, 2006 compared to 4.51% for the year ended December 31, 2005.

The increase in our annualized net charge-offs was the result of increased defaults due to the slowing consumer finance sector. In response to current trends in the economy, we tightened our underwriting criteria and strengthened our collections policies to better manage our loan portfolio.

The total allowance for loan losses was $36.0 million at December 31, 2006 compared with $29.1 million at December 31, 2005, representing 4.66% of automobile contracts, less unearned acquisition discounts, at December 31, 2006 and 4.59% at December 31, 2005. The increase in the allowance for loan losses was due primarily to a $147.3 million increase in automobile contracts outstanding, which increased to $813.5 million at December 31, 2006 from $666.2 million at December 31, 2005 and increase in the loss rate within the portfolio.

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

For more information, see “ — Critical Accounting Policies.”

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

Non-interest Expense

Non-interest expense increased $16.6 million to $81.1 million in 2006 from $64.5 million in 2005. During the last 12 months, we continued with our controlled growth strategy, resulting in an increase to 954 employees as of December 31, 2006, from 800 employees as of December 31, 2005.

Income Taxes

Income taxes before discontinued operations decreased $2.4 million to $13.6 million in 2006 from $16.0 million in 2005. This decrease occurred primarily as a result of a $6.4 million decrease in taxable income from continuing operations before income taxes.

Financial Condition

Comparison of Financial Condition at December 31, 2007 and December 31, 2006

Total assets increased $97.7 million, to $977.2 million at December 31, 2007 from $879.5 million at December 31, 2006. The increase resulted from a $108.6 million increase in automobile contracts to $882.7, net of unearned acquisition discounts and unearned finance charges, at December 31, 2007 from $774.1 million at December 31, 2006 and a $5.6 million increase in restricted cash, partially offset by a $12.6 million decrease in short term investments.

Premises and equipment increased $1.8 million to $6.8 million at December 31, 2007 from $5.0 million at December 31, 2006 primarily as a result of opening 15 new branches in 2007 and the move of our new corporate offices in March 2007.

Securitization notes payable increased to $762.2 million at December 31, 2007 from $698.3 at December 31, 2006 due to the completion of a $250.0 million securitization in June 2007 and November 2007 for a total of $500.0 million, offset by payments on the automobile contracts backing the securitized borrowing.

Warehouse line of credit borrowing increased to $35.6 million at December 31, 2007 from zero at December 31, 2006 due to borrowings to fund additional automobile contracts, partially offset by the completion of a $250.0 million securitization in June 2007 and November 2007 for a total of $500.0 million.

Shareholders’ equity decreased to $159.3 million at December 31, 2007 from $159.9 million at December 31, 2006, primarily as a result of $13.2 million of the Company’s common stock repurchased during the year ended December 31, 2007, partially offset by net income of $10.6 million and recognition of expense for fair value of options of $1.8 million during the year ended December 31, 2007.

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

Premises and equipment increased $1.1 million to $5.0 million at December 31, 2006 from $3.9 million at December 31, 2005 primarily as a result of opening 24 new branches in 2006.

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

Cash Flows

Comparison of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005

Cash provided by operating activities was $49.7 million, $38.5 million and $32.8 million for the twelve months ended December 31, 2007, 2006 and 2005, respectively. Cash provided by operating activities increased for the twelve months ended December 31, 2007 compared to the same period in 2006 and 2005 due primarily to an increase in cash received on interest income, partially offset by an increase in cash used on interest expense.

Cash used in investing activities was $142.4 million for the twelve months ended December 31, 2007. Cash provided by investing activities was $337.2 million and $231.9 million for the twelve months ended December 31, 2006 and 2005, respectively. Cash used in investing activities increased for the twelve months ended December 31, 2007 compared to the same period in 2006 and 2005 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

Cash provided by financing activities was $81.7 million for the twelve months ended December 31, 2007. Cash used by financing activities was $368.6 million and $247.7 million for the twelve months ended December 31, 2006 and 2005, respectively. Cash provided by financing activities increased for the twelve months ended December 31, 2007 compared to the same period in 2006 and 2005 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

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

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SAFA No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Other recent accounting pronouncements, interpretations and positions issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding Quantitative and Qualitative Disclosures About Market Risk is set forth under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations  — Management of Interest Rate Risk” of Item 7 to this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Intergrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our internal control over financial reporting was effective as of December 31, 2007. Grobstein, Horwath & Company LLP, our independent auditor, has issued an attestation report, which is included herein, on our internal control over financial reporting as of December 31, 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Board of Directors and Stockholders
United PanAm Financial Corp. and Subsidiaries

We have audited United PanAm Financial Corp.’s (the “Company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in Item 9A “Controls and Procedures” of this Annual Report on Form 10-K. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statements of financial condition of the Company as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 12, 2008 expressed an unqualified opinion thereon.

/s/ GROBSTEIN, HORWATH & COMPANY LLP
Costa Mesa, California
March 12, 2008

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 21, 2008.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 21, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 21, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 21, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 21, 2008.

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

(3) List of Exhibits.  The following is a list of exhibits filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated July 26, 2005 by and among United PanAm Financial Corp., a Delaware corporation to be organized by United PanAm Financial Corp., BVG West Corp. and Guillermo Bron.(1)
3.1	Articles of Incorporation of United PanAm Financial Corp.(2)
3.2	Bylaws of United PanAm Financial Corp.(3)
4.1	Indenture dated July 21, 2003 for Trust Preferred Securities(2)
4.2	Guarantee Agreement for Trust Preferred Securities(2)
4.3	Amended and Restated Declaration of Trust for UPFC Trust I(2)
4.4	Second Amended and Restated Registration Rights Agreement dated July 26, 2005 by and among United PanAm Financial Corp., BVG West Corp. and Pan American Financial, L.P.(1)
4.5	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company(4)
4.6	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas.(4)
10.1	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.(3)
10.2	Form of Indemnification Agreement between United PanAm Financial Corp. and officers and directors of United PanAm Financial Corp.(3)
10.3	United PanAm Financial Corp. Amended and Restated 1997 Employee Stock Incentive Plan, as amended(5)
10.4	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended(3)
10.5	Employment Agreement dated August 30, 2005 by and between United PanAm Financial Corp. and William Bron(6)
10.6	Employment Agreement dated July 30, 2007 between United PanAm Financial Corp. and Ray C. Thousand(7)
10.7	Employment Agreement dated July 30, 2007 by and between United PanAm Financial Corp. and Arash A. Khazei(7)
10.8	Employment Agreement dated July 30, 2007 between United PanAm Financial Corp. and Mario Radrigan(7)
10.9	Employment Agreement dated July 30, 2007 between United PanAm Financial Corp. and Stacy M. Friederichsen(7)
10.10	Branch Purchase and Assumption Agreement dated July 1, 2004, among Pan American Bank, FSB, United PanAm Financial Corp. and Guaranty Bank(8)

Exhibit No.	Description
10.11	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office dated July 2, 2004, among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp.(8)
10.12	Brokered Deposit Purchase and Assumption Agreement dated July 15, 2004, among EverBank, Pan American Bank, FSB and United PanAm Financial Corp.(8)
10.13	Certificate of Deposit Assumption Agreement dated November 11, 2004, between Geauga Savings Bank and Pan American Bank, FSB(9)
10.14	Office Lease dated as of October 20, 2006 by and between United PanAm Financial Corp. and Lakeshore Towers Limited Partnership Phase IV(10)
21	List of Subsidiaries of United PanAm Financial Corp.
23	Consent of Grobstein, Horwath & Company LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of United PanAm Financial Corp., a California corporation (the “Company”), filed July 29, 2005, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, and amendments thereto (SEC Registration No. 333-39941), and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A, filed October 28, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-148145), and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 31, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by this reference.
(8)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2006, and incorporated herein by this reference.

(b) Exhibits.  Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K.

(c) Additional Financial Statements.  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UNITED PANAM FINANCIAL CORP.

March 12, 2008	By: /s/ Ray Thousand Ray Thousand Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Guillermo Bron Guillermo Bron	Chairman of the Board	March 12, 2008
/s/ Ray C. Thousand Ray C. Thousand	Chief Executive Officer and President and Director (Principal Executive Officer)	March 12, 2008
/s/ Arash A. Khazei Arash A. Khazei	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Corporate Treasurer)	March 12, 2008
/s/ Giles H. Bateman Giles H. Bateman	Lead Director	March 12, 2008
/s/ Mitchell G. Lynn Mitchell G. Lynn	Director	March 12, 2008
/s/ Luis Maizel Luis Maizel	Director	March 12, 2008
/s/ Julie Sullivan Julie Sullivan	Director	March 12, 2008

UNITED PANAM FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
United PanAm Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statements of financial condition of United PanAm Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United PanAm Financial Corp. and Subsidiaries as of December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2008 expressed an unqualified opinion thereon.

GROBSTEIN, HORWATH & COMPANY LLP

Costa Mesa, California
March 12, 2008

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
ASSETS
Cash	$9,909	$8,389
Short term investments	7,332	19,905
Cash and cash equivalents	17,241	28,294
Restricted cash	73,633	67,987
Loans	882,651	774,075
Allowance for loan losses	(48,386)	(36,037)
Loans, net	834,265	738,038
Premises and equipment, net	6,799	5,034
Interest receivable	10,424	9,018
Other assets	34,819	31,118
Total assets	$977,181	$879,489
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securitization notes payable	$762,245	$698,337
Warehouse line of credit	35,625	—
Accrued expenses and other liabilities	9,660	10,977
Junior subordinated debentures	10,310	10,310
Total liabilities	817,840	719,624
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock (no par value):
Authorized, 30,000,000 shares, 15,737,399 and 16,713,838 shares issued and outstanding at December 31, 2007 and 2006, respectively	49,504	60,614
Retained earnings	109,837	99,251
Total shareholders’ equity	159,341	159,865
Total liabilities and shareholders’ equity	$977,181	$879,489

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands, Except Per Share Data)
Interest Income
Loans	$225,427	$192,156	$156,006
Short term investments and restricted cash	4,031	3,114	1,771
Total interest income	229,458	195,270	157,777
Interest Expense
Securitization notes payable	38,721	26,954	16,795
Warehouse line of credit	7,682	8,007	5,780
Other interest expense	1,046	830	653
Total interest expense	47,449	35,791	23,228
Net interest income	182,009	159,479	134,549
Provision for loan losses	69,764	46,800	31,166
Net interest income after provision for loan losses	112,245	112,679	103,383
Non-interest Income
Redemption of preferred stock-investment in AirTime Technologies, Inc.	—	520	—
Other non-interest income	1,730	1,217	830
Total non-interest income	1,730	1,737	830
Non-interest Expense
Compensation and benefits	62,169	51,905	39,495
Occupancy	9,336	7,360	5,764
Other non-interest expense	25,201	21,844	19,212
Total non-interest expense	96,706	81,109	64,471
Income from continuing operations before income taxes	17,269	33,307	39,742
Income taxes	6,683	13,562	16,029
Income from continuing operations	10,586	19,745	23,713
(Loss) income from discontinued operations, net of tax	—	(676)	2,952
Net income	$10,586	$19,069	$26,665
Earnings (loss) per share-basic:
Continuing operations	$0.66	$1.13	$1.41
Discontinued operations	—	(0.04)	0.17
Net income	$0.66	$1.09	$1.58
Weighted average basic shares outstanding	15,926	17,444	16,874
Earnings (loss) per share-diluted:
Continuing operations	$0.65	$1.06	$1.27
Discontinued operations	—	(0.04)	0.16
Net income	$0.65	$1.02	$1.43
Weighted average diluted shares outstanding	16,357	18,699	18,644

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Net income	$10,586	$19,069	$26,665
Other comprehensive income:
Unrealized loss on securities	—	—	(2,889)
Tax effect of unrealized loss on securities	—	—	1,164
Comprehensive income	$10,586	$19,069	$24,940

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Number of Shares	Common Stock	Retained Earnings	Unrealized Gain (Loss) on Securities, Net	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2004	16,526,358	70,332	53,517	404	124,253
Net income	—	—	26,665	—	26,665
Exercise of stock options, net	593,892	1,357	—	—	1,357
Tax effect of exercised stock options	—	4,365	—	—	4,365
Change in unrealized gain on securities, net	—	—	—	(1,725)	(1,725)
Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	19,069	—	19,069
Exercise of stock options, net	670,113	(9,290)	—	—	(9,290)
Tax effect of exercised stock options	—	10,813	—	—	10,813
Repurchase of common stock	(1,076,525)	(19,437)	—	—	(19,437)
Stock-based compensation expense	—	2,474	—	—	2,474
Loss on disposition of securities, net	—	—	—	1,321	1,321
Balance, December 31, 2006	16,713,838	$60,614	$99,251	$—	$159,865
Net income	—	—	10,586	—	10,586
Exercise of stock options, net	36,774	166	—	—	166
Tax effect of exercised stock options	—	112	—	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	—	(13,188)
Stock-based compensation expense	—	1,800	—	—	1,800
Balance, December 31, 2007	15,737,399	$49,504	$109,837	$—	$159,341

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Cash flows from operating activities:
Income from continuing operations	$10,586	$19,745	$23,713
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	69,764	46,800	31,166
Accretion of discount on loans	(27,749)	(23,930)	(19,494)
Depreciation and amortization	2,385	1,963	1,537
Stock-based compensation	1,800	2,474	—
Tax benefit from stock-based compensation	(697)	(1,007)	—
Increase in accrued interest receivable	(1,406)	(1,805)	(1,678)
Increase in other assets	(3,701)	(7,257)	(6,057)
(Decrease) increase in accrued expenses and other liabilities	(1,317)	2,171	704
Net cash provided by operating activities of continuing operations	49,665	39,154	29,891
(Loss) income from discontinued operations	—	(676)	2,952
Net cash provided by operating activities	49,665	38,478	32,843
Cash flows from investing activities:
Change in assets of discontinued operations	—	496,639	364,223
Purchases, net of repayments, of loans	(138,242)	(156,362)	(142,468)
Purchases of premises and equipment	(4,150)	(3,116)	(1,899)
Proceeds from redemption of FHLB stock	—	—	12,067
Net cash provided by (used in) investing activities	(142,392)	337,161	231,923
Cash flows from financing activities:
Change in liabilities of discontinued operations	—	(459,519)	(358,383)
Proceeds from warehouse line of credit	526,118	425,001	368,126
Repayment of warehouse line of credit	(490,493)	(479,010)	(415,893)
Proceeds from residual line of credit	36,231	—	—
Repayments of residual line of credit	(36,231)	—	—
Proceeds from securitization	500,000	492,000	420,000
Payments on securitization notes payable	(436,092)	(315,276)	(250,951)
Increase in restricted cash	(5,646)	(14,929)	(16,329)
Repurchase of common stock	(13,188)	(19,437)	—
Proceeds from exercise of stock options	278	1,523	5,722
Tax benefit from stock-based compensation	697	1,007	—
Net cash provided by (used in) in financing activities	81,674	(368,640)	(247,708)
Net (decrease) increase in cash and cash equivalents	(11,053)	6,999	17,058
Cash and cash equivalents at beginning of year	28,294	21,295	4,237
Cash and cash equivalents at end of year	$17,241	$28,294	$21,295
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$47,091	$35,899	$37,499
Income taxes	$10,599	$9,332	$5,985

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

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

At December 31, 2007, UACC and United Auto Business Operations, LLC (“UABO”) were a direct wholly-owned subsidiary of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC and UABO. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

On March 7, 2005, the Company received confirmation that the Federal Deposit Insurance Corporation (“FDIC”) terminated the insured status of the Bank effective February 7, 2005. On March 8, 2005, the Company received confirmation from the OTS that the Bank’s federal charter was cancelled effective February 11, 2005. In connection with the Plan and as required by the OTS as a condition to the cancellation of the Bank’s federal charter, the Company has irrevocably guaranteed all remaining obligations of the Bank. The remaining obligations that the Company guaranteed were attributable primarily to insured deposits, which were effectively sold on February 11, 2005. To date, there have been no claims relating to the obligations of the Bank, and management believes that there will be no material claims relating to such obligations in the future.

In connection with the dissolution of the Bank, and in order to concentrate the Company’s efforts on its non-prime automobile finance business, the Company sold its portfolio of insurance premium finance loans to Classic Plan Premium Financing, Inc. in November 2004 at a nominal premium over par. On March 30, 2006, the Company discontinued its operations related to its investment segment and sold its investment securities portfolio to focus solely on its automobile finance business and to provide additional transparency to the public regarding the actual returns of its automobile finance operations. The Company had maintained its investment securities portfolio to generate a reasonable rate of return on the Company’s equity capital. Prior to

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

2. Discontinued Operations  – (continued)

the completion of this sale, the Company’s investment securities portfolio consisted of $276.0 million in investment securities, and was financed with $262.1 million of repurchase agreements. The Company satisfied these repurchase agreements with the proceeds of this sale.

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Revenue from discontinued operations	$—	$4,782	$20,369
Expense from discontinued operations	$—	$5,922	$15,429
(Loss) income from discontinued operations	$—	$(676)	$2,952

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

Restricted Cash

Restricted cash relates to $32.1 million of deposits held as collateral for securitized obligations, warehouse liabilities and residual line of credit at December 31, 2007 compared with $29.9 million at December 31, 2006. Additionally, $41.6 million relates to cash that is in process of being applied to the pay down of securitized obligations and warehouse liabilities compared with $38.1 million at December 31, 2006.

Loans

We purchase automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of unearned acquisition discounts and unearned finance charges. Unearned acquisition discounts and unearned finance charges are recognized over the contractual life of the loans using the interest method.

Charge-Offs

Our policy is to charge-off accounts at the earlier of (i) the end of the month in which the collateral has been repossessed and sold, or (ii) the date the account is delinquent in excess of 120 days. If the collateral has

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3. Summary of Significant Accounting Policies  – (continued)

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

Allowance for Loan Losses

We calculate the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is calculated based on incurred loss methodology for the determination of the amount of probable credit losses inherent in the finance receivables as of the reporting date. Our loan loss allowance is estimated by management based upon a variety of factors including an assessment of the credit risk inherent in the portfolio and prior loss experience.

The allowance for credit losses is established through provision for loan losses recorded as necessary to provide for estimated loan losses in the next 12 months at each reporting date. We account for such loans by static pool, stratified into three-month buckets. The credit risk in each individual static pool is evaluated independently in order to estimate the future losses within each pool. Any such adjustment is recorded in the current period as the assessment is made.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed on the straight-line method over the shorter of the estimated useful lives of the related assets or terms of the leases. Furniture, equipment, computer hardware, software and data processing equipment are currently depreciated over 3 – 5 years. Leasehold improvements on operating leases are amortized over a period not exceeding the term of the lease, including renewal options which are reasonably assured. Additions and major replacements or betterments are added to the assets at cost. Maintenance and repair costs and minor replacements are charged to expense when incurred. When assets are replaced or otherwise disposed, the cost and accumulated depreciation are removed from the accounts and the gains or losses, if any, are reflected in the consolidated statements of income. The cost of fully depreciated assets and the related accumulated depreciation are removed from the accounts.

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3. Summary of Significant Accounting Policies  – (continued)

Leases

We lease office space under noncancellable operating lease agreements which expire at various dates through 2013. These leases are recorded as operating leases because they do not meet the accounting criteria for capital leases under Statements of Financial Accounting Standards No. 13, Accounting for Leases. These leases generally contain scheduled rent increases or escalation clauses, renewal options, rent allowances and other rent incentives. We recognize rent expense on our operating leases, excluding these allowance and incentives which are considered immaterial, on a straight-line basis over the lease term.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, which requires that the compensation cost relating to share-based payment transactions (including the cost of all employee stock options) be recognized in the financial statements. That cost is measured based on the estimated fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB Opinion”) No. 25, Accounting for Stock Issued to Employees. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) relating to SFAS No. 123(R). We applied the provisions of SAB No. 107 in our adoption of SFAS No. 123(R).

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $1,800,000 and $2,774,000 for the years ended December 31, 2007 and 2006, respectively.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3. Summary of Significant Accounting Policies  – (continued)

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

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2007 and December 31, 2006. Accordingly, no valuation allowance has been established.

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48) and it did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of the January 1, 2007, date of adoption of FIN 48, and as of December 31, 2007, we had an immaterial amount of unrecognized tax benefits, none of which would affect our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Our policy is to recognize interest and penalties on unrecognized tax benefits in “Income Taxes” in the Consolidated Statements of Income. The amount of interest and penalties accrued for the year ended December 31, 2007 was immaterial. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2004, 2005, and 2006.

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3. Summary of Significant Accounting Policies  – (continued)

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

Recent Accounting Pronouncements, Interpretations and Positions

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The Statement does not require any new fair value measurements but could change the current practices in measuring current fair value measurements. The Statement is effective for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

3. Summary of Significant Accounting Policies  – (continued)

will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SAFA No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This Statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Other recent accounting pronouncements, interpretations and positions issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4. Loans

Loans are summarized as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Loans:
Loans securitized	$832,947	$768,012
Loans unsecuritized	94,974	48,019
Unearned finance charges	(1,571)	(2,507)
Unearned acquisition discounts	(43,699)	(39,449)
Allowance for loan losses	(48,386)	(36,037)
Total loans, net	$834,265	$738,038
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.48%	4.66%
Unearned acquisition discounts to gross loans	4.72%	4.85%
Average percentage rate to borrowers	22.64%	22.66%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financing. Loans unsecuritized include $70.5 million and $26.7 million pledged under the Company’s warehouse facilities as of December 31, 2007 and December 31, 2006, respectively.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

4. Loans  – (continued)

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$36,037	$29,110	$25,593
Provision for loan losses	69,764	46,800	31,166
Net charge-offs	(57,415)	(39,873)	(27,649)
Allowance for loan losses at end of year	$48,386	$36,037	$29,110

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of December 31, 2007, however, ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

5. Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Furniture and equipment	$9,084	$7,967
Leasehold improvements	2,235	953
	11,319	8,920
Less: Accumulated depreciation and amortization	(4,520)	(3,886)
Total	$6,799	$5,034

Depreciation and amortization expense included in occupancy expense on the consolidated statement of income was $2,385,000 for the year ended December 31, 2007, $1,963,000 for the year ended December 31, 2006 and $1,537,000 for the year ended December 31, 2005.

During 2007 and 2006, there were no assets that were affected by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

6. Borrowings

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated.

	At or For Years Ended December 31,
	2007	2006
	(Dollars in Thousands)
Securitization notes payable
Maximum month-end balance	$805,075	$698,337
Balance at end of period	762,245	698,337
Average balance for period	663,353	508,457
Weighted average interest rate on balance at end of period	5.41%	4.92%
Weighted average interest rate on average balance for period	5.84%	5.30%
Warehouse line of credit
Maximum month-end balance	$239,880	$223,259
Credit available under warehouse facility	300,000	250,000
Balance at end of period	35,625	—
Average balance for period	109,696	123,136
Weighted average interest rate on balance at end of period	5.34%	0.00%
Weighted average interest rate on average balance for period	7.00%	6.50%

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

In our securitizations to date, we transferred automobile contracts we purchased from automobile dealers to a newly formed owner trust for each transaction, which trust then issued the securitization notes payable. The net proceeds of our first securitization were used to replace the Bank’s deposit liabilities and the net proceeds of our subsequent securitization transactions were used to fund our operations. At the time of securitization of our automobile contracts, we are required to pledge assets equal to a specific percentage of the securitization pool to support the securitization transaction. Typically, the assets pledged consist of cash deposited to a restricted account known as a spread account and additional receivables delivered to the trusts, which create over-collateralization. The securitization transaction documents require the percentage of assets pledged to support the transaction to increase over time until a specific level is attained. Excess cash flow generated by the trusts is used to pay down the outstanding debt of the trusts, increasing the level of over-collateralization until the required percentage level of assets has been reached. Once the required percentage level of assets is reached and maintained, excess cash flows generated by the trusts are released to us as distributions from the trusts.

We have arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

6. Borrowings  – (continued)

ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust.

The following table lists each of our securitizations as of December 31, 2007.

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at December 31,2007
	(Dollars in Thousands)
2004A	September 22, 2004	September 2010	$420,000	$—
2005A	April 14, 2005	December 2010	$195,000	$29,713
2005B	November 10, 2005	August 2011	$225,000	$58,785
2006A	June 15, 2006	May 2012	$242,000	$100,796
2006B	December 14, 2006	August 2012	$250,000	$142,543
2007A	June 14, 2007	July 2013	$250,000	$193,103
2007B	November 14, 2007	July 2014	$250,000	$237,305
		Total	$1,832,000	$762,245

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006
	(Dollars in Thousands)
Automobile contracts, net	$832,947	$768,012
Restricted cash	$30,647	$29,221
Total assets pledged	$863,594	$797,233

A summary of our securitization activity and cash flows from the trusts is as follows:

	For Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Receivables securitized	$537,634	$529,033	$459,430
Proceeds from securitization	$500,000	$492,000	$420,000
Distribution from the trusts	$86,794	$74,554	$59,547

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. In August 2007, we executed a clean up call on the remaining 10% of the notes payable that were issued in our 2004A securitization transaction.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. As a result, we repurchased $21.6 million loans during

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

6. Borrowings  – (continued)

the twelve months ended December 31, 2007. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility. The repurchased loans have been securitized in the 2007B transaction.

As of December 31, 2007 we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of December 31, 2007, our $300 million warehouse facility was drawn to $35.6 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of December 31, 2007. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;
•	the rates and amounts of loan delinquencies, defaults and net credit losses; and
•	how quickly and at what price repossessed vehicles can be resold.

Residual Credit Facility

On January 24, 2007, we closed a $26 million variable rate residual credit facility. The facility is secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We had provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. As of December 31, 2007, the $26 million facility had a zero balance. As of December 31, 2007, we were in compliance with all terms of the financial covenants under the residual credit facility. This facility expired on January 24, 2008.

7. Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the twelve

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

7. Share Repurchase Program  – (continued)

months ended December 31, 2007 and 1,076,525 shares of our common stocks for an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the twelve months ended December 31, 2006.

8. Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that fair market value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of December 31, 2007 there were 4,110,335 options outstanding.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the twelve months ended December 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the twelve months ended December 31, 2007 and 2006 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

8. Share Based Compensation  – (continued)

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the years ended December 31, 2007, 2006 and 2005.

	Year Ended December 31,
	2007	2006	2005
Stock-based compensation expense	$1,800	$2,474	$—
Tax benefit	(697)	(1,007)	—
Stock-based compensation expense, net of tax	$1,103	$1,467	$—
Stock-based compensation expense, net of tax, per diluted shares	$0.07	$0.08	—

At December 31, 2007, 631,386 shares of common stock were reserved for future grants or issuances under the Plan. On July 10, 2007, the shareholders approved an amendment and restatement of our Amended and Restated 1997 Employee Stock Incentive Plan that (i) extended the term of the plan through May 16, 2017, (ii) increased the number of common stock reserved for issuance under the plan from 7,750,000 to 8,500,000 and (iii) permitted certain transfers of awards granted under the Stock Incentive Plan for estate planning purposes or pursuant to a domestic relations order.

On July 10, 2007, the Board of Directors approved restricted stock grants of 58,299 shares to our executive officers and members of the Board. The restricted stock grants vest at various dates. The unvested restricted grants are included in the option outstanding balance as of December 31, 2007.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 36 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Year Ended December 31,
	2007	2006	2005
Expected dividends	$—	$—	$—
Expected volatility	46.99%	34.00%	33.32%
Risk-free interest rate	4.41%	4.71%	4.01%
Expected life (in years)	5.00 years	4.79 years	4.84 years

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

8. Share Based Compensation  – (continued)

At December 31, 2007, there was $4.5 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 2.92 years. A summary of option activity for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Years Ended December 31,
	2007		2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollars in Thousands, Except Per Share Amounts)
Balance at beginning of year	4,023,436	$14.67	4,574,390	$10.07	4,889,550	$7.22
Granted	400,299	10.93	757,125	27.49	474,000	24.10
Canceled or expired	(269,700)	20.41	(204,600)	19.60	(195,268)	17.36
Exercised	(43,700)	6.01	(1,103,479)	3.45	(593,892)	2.28
Balance at end of year	4,110,335	14.02	4,023,436	14.67	4,574,390	10.07
Weighted average fair value per share of options granted during the year	$6.94		$9.49		$7.98

At December 31, 2007, options exercisable to purchase 3,251,761 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	58,299	$0.52	7.91	16,469	$2.35
$3.1651 to $6.3300	670,392	—	4.22	2.54	670,392	4.22
$6.3301 to $9.4950	82,200	22,000	7.52	5.16	82,200	7.19
$9.4951 to $12.6600	1,408,500	80,000	10.27	3.79	1,408,500	10.22
$12.6601 to $15.8250	348,650	139,600	14.63	4.98	348,650	14.82
$15.8251 to $18.9900	155,200	47,800	17.68	6.19	155,200	17.65
$18.9901 to $22.1550	316,500	42,000	20.05	3.77	316,500	20.03
$22.1551 to $25.3200	45,100	28,400	23.35	7.72	45,100	23.29
$25.3201 to $28.4850	85,100	38,500	26.78	7.58	85,100	26.56
$28.4851 to $31.6500	123,650	401,975	29.95	8.01	123,650	29.62
	3,251,761	858,574	$14.02	4.68	3,251,761	$12.02

The weighted average remaining contractual life of outstanding options was 4.68 years, 5.41 years and 5.17 years for December 31, 2007, 2006 and 2005, respectively.

9. Dividends

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

10. Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Income taxes from continuing operations	$6,683	$13,562	$16,029
Income taxes (benefit) from discontinued operations	—	(464)	1,988
Total tax expense	$6,683	$13,098	$18,017

Income tax expense attributable to income from continuing operations consists of:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Federal taxes:
Current	$11,252	$14,477	$14,874
Deferred (benefit)	(4,407)	(3,381)	(1,812)
	$6,845	$11,096	$13,062
State taxes:
Current	$163	$2,682	$2,650
Deferred (benefit)	(325)	(216)	317
	(162)	2,466	2,967
Total	$6,683	$13,562	$16,029

The tax effects of temporary differences that give rise to significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2007	2006
	(Dollars in Thousands)
Deferred tax assets:
Loan loss allowances	$18,580	$14,231
Stock compensation	1,210	711
Compensation related reserves	779	1,014
State taxes	269	568
Accrued liabilities	530	315
Other	23	23
Total gross deferred tax assets	21,391	16,862
Deferred tax liabilities:
Depreciation and amortization	(135)	(338)
Total gross deferred tax liabilities	(135)	(338)
Net deferred tax assets (included in other assets)	$21,256	$16,524

At December 31, 2007 and 2006, the Company had a net current income tax receivable of $4.4 million and $5.6 million, respectively, which was included in other assets on the consolidated statements of financial condition.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

10. Income Taxes  – (continued)

Income tax expense attributable to income from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Years Ended December 31,
	2007	2006	2005
Expected statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefits	(0.6)	0.9	0.5
Other, net	4.3	4.8	4.8
Effective tax rate	38.7%	40.7%	40.3%

Amounts for the current year are based upon estimates and assumptions as of the date of the consolidated financial statements and could vary significantly from amounts shown on the tax returns as filed.

11. Commitments and Contingencies

All branch and office locations are leased by us under operating leases expiring at various dates through the year 2013. Rent expense was $6.3 million, $4.8 million and $3.8 million for the years ended December 31, 2007, 2006 and 2005 respectively.

Future minimum rental payments as of December 31, 2007under existing leases are set forth as follows:

Years Ending December 31:	(Dollars in Thousands)
2008	$6,589
2009	6,061
2010	5,112
2011	3,720
2012	1,300
2013	9
Total	$22,791

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

12. 401(k) Plan

We maintain the 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees. Under the 401(k) Plan, employees may contribute up to the annual dollar limit of $15,500 for 2007 on a pre-tax basis. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by us in 2007, 2006 and 2005 were $587,000, $482,000 and $381,000, respectively.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

13. Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2007	2006	2005
	(Dollars in Thousands)
Collection expenses	$8,373	$6,008	$4,893
Travel and entertainment	4,299	3,998	3,358
Professional fees	2,928	3,182	4,241
Telephone	2,444	2,424	1,787
Forms, supplies, postage and delivery	2,134	1,961	1,789
Data processing	1,374	986	942
Marketing	705	676	394
Insurance premiums	419	398	466
Other	2,525	2,211	1,342
Total	$25,201	$21,844	$19,212

14. Earnings Per Share

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the years ended December 31, 2007, 2006 and 2005:

	Years Ended December 31,
	2007	2006	2005
	(In Thousands)
Weighted average common shares outstanding during the period to compute basic earnings per share	15,926	17,444	16,874
Incremental common shares attributable to exercise of outstanding options	431	1,255	1,770
Weighted average number of common shares used to compute diluted earnings per share	16,357	18,699	18,644

The above calculation of diluted earnings per share excluded 1,738,509, 634,115 and 89,425 average shares for the years ended December 31, 2007, 2006 and 2005, respectively, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

15. Fair Value of Financial Instruments

The estimated fair value of our financial instruments is as follows at the dates indicated:

	December 31, 2007		December 31, 2006
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$17,241	$17,241	$28,294	$28,294
Restricted cash (collection accounts)	41,557	41,557	38,126	38,126
Restricted cash (reserve accounts)	32,076	32,076	29,861	29,861
Loans, net	834,265	834,265	738,038	738,038
Liabilities:
Securitization notes payable	762,245	764,684	698,337	694,078
Warehouse line of credit	35,625	35,625	—	—
Junior subordinated debentures	10,310	10,310	10,310	10,310

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

Junior subordinated debentures:  Junior subordinated debentures have variable rates of interest and maturity of July 31, 2008 at our discretion. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash and loans. Our cash equivalents and restricted cash represent highly liquid interest- bearing deposits with original maturities of three months or less. Loans represent automobile contracts with consumers residing throughout the United States and with borrowers located in Texas, California, Florida and Georgia each accounting for 14.1%, 9.1%, 9.1% and 5.2% respectively, of our loan portfolio as of December 31, 2007. No other state accounted for more than 5.0% of our loan portfolio.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2007 and 2006

16. Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in Thousands, Except Per Share Data)
2007:
Net interest income	$42,711	$45,453	$47,194	$46,651
Provision for loan losses	14,481	14,024	20,031	21,228
Non-interest income	347	500	469	414
Non-interest expense	23,533	24,202	23,729	25,242
Income from continuing operation before income taxes	5,044	7,727	3,903	595
Income taxes	2,018	3,090	1,345	230
Income from continuing operations	3,026	4,637	2,558	365
Net Income	$3,026	$4,637	$2,558	$365
Earnings per share — basic	$0.18	$0.29	$0.16	$0.02
Earnings per share — diluted	$0.18	$0.28	$0.16	$0.02

	Three Months Ended
	March 31, 2006	June 30, 2006	September 30, 2006	December 31, 2006
	(Dollars in Thousands, Except Per Share Data)
2006:
Net interest income	$36,582	$39,837	$41,141	$41,919
Provision for loan losses	6,798	9,741	13,016	17,245
Non-interest income	784	284	320	349
Non-interest expense	19,279	19,018	20,852	21,960
Income from continuing operation before income taxes	11,289	11,362	7,593	3,063
Income taxes	4,516	4,652	3,091	1,303
Income from continuing operations	6,773	6,710	4,502	1,760
Income (Loss) from discontinued operations, net of tax	(684)	—	—	8
Net Income	$6,089	$6,710	$4,502	$1,768
Earnings per share — basic	$0.35	$0.38	$0.26	$0.11
Earnings per share — diluted	$0.32	$0.35	$0.25	$0.10

17. Trust Preferred Securities

On July 31, 2003, we issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 8.29% as of December 31, 2007. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.