Form 10-K/A
period 2007-12-31
UNITED PAN AM FINANCIAL CORP
filed 2008-04-29
CIK 1049231

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

UNITED PANAM FINANCIAL CORP.

2007 ANNUAL REPORT ON FORM 10-K

i

EXPLANATORY NOTE

On March 13, 2007, United PanAm Financial Corp. (the “Company” or “UPFC”) filed its Annual Report on Form 10-K for the year ended December 31, 2007 with the Securities and Exchange Commission (the “SEC”). Because the Company will not file a definitive proxy statement for its annual meeting of shareholders to be held on July 22, 2007 within 120 days after the end of its last fiscal year, the Company is filing this Amendment No. 1 to set forth the information required by Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This Amendment No. 1 does not reflect events occurring after the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or modify or update the disclosures contained therein, except as expressly set forth herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors of United PanAm Financial Corp.

The following table identifies our directors and provides their respective ages and current positions with UPFC as of April 29, 2008. Messrs. Bron, Maizel and Thousand and Ms. Sullivan were each elected to our Board of Directors at our annual meeting of shareholders held in 2007 for a two-year term that will continue until our annual meeting of shareholders to be held in 2009 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal, and Messrs. Bateman and Lynn were each elected to our Board of Directors at our annual meeting of shareholders held in 2006 for a two-year term that will continue until our annual meeting of shareholders to be held in 2008 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal. Biographical information for each of our directors is provided below.

Name	Position	Age	Director Since
Guillermo Bron	Chairman of the Board	56	1994
Ray C. Thousand	President, Chief Executive Officer, Secretary and Director	50	2000
Giles H. Bateman	Lead Director	63	2006
Mitchell G. Lynn	Director	59	2001
Luis Maizel	Director	57	1997
Julie Sullivan	Director	50	2007

Guillermo Bron. Mr. Bron has served as Chairman of the Board and a director of UPFC since April 1994, and as a director of the Pan American Bank, FSB (the “Bank”), a federally chartered savings association and former wholly-owned subsidiary of UPFC, from 1994 until its dissolution in February 2005. Mr. Bron is a Managing Director of Acon Funds Management LLC, a private equity firm, and the Managing Member of PAFGP, LLC, the sole general partner of Pan American Financial, L.P. From 2000 to 2002, Mr. Bron was a director of Telemundo Group, Inc. Mr. Bron founded UPFC and organized a Hispanic investor group that acquired certain assets and assumed certain liabilities of the Bank’s predecessor from the Resolution Trust Corporation in April 1994. From 1994 to 2003, Mr. Bron was an officer, director and principal stockholder of a general partner of Bastion Capital Fund, L.P., a private equity investment fund. Previously, Mr. Bron was a Managing Director of Corporate Finance and Mergers and Acquisitions at Drexel Burnham Lambert.

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

Giles H. Bateman. Mr. Bateman has served as a director of UPFC since April 2006, and currently serves as Chairman of UPFC’s Compensation Committee. Mr. Bateman was a co-founder of The Price Company in 1976 and served as Chief Financial Officer and Vice Chairman there until 1991. Mr. Bateman served as non- executive chairman of CompUSA Inc., a publicly traded retailer of computer hardware, software, accessories and related products, from 1994 until he retired in 2000. Mr. Bateman serves as a director, and the chair of the audit committee, of WD-40 Company and as a director of Lifetime Fitness, Inc. He also serves as a director of three private companies.

Mitchell G. Lynn. Mr. Lynn has served as a director of UPFC since April 2001. Mr. Lynn also served as a director of the bank, from 2001 until its dissolution in February 2005. Since 1995, Mr. Lynn has been founder and President of CRI2000, LP and several subsidiaries which engage in a variety of activities, but primarily the design, development and manufacturing of consumer products for wholesale distribution. From 1979 to 1994, Mr. Lynn held various senior executive level positions including member of the board of directors and executive committee with the Price Company and Price/Costco. Mr. Lynn is currently a director of Bodega Latina, a warehouse grocery retailer focusing on the Hispanic market in the Southwest.

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

Julie Sullivan. Ms. Sullivan has served as a director of UPFC since July 2007, and currently serves as Chairman of UPFC’s Audit Committee. Ms. Sullivan has served as Member of the Audit Committee, Chair of the Audit Committee and Member of the Governance and Nominating Committee of Applied Micro Circuits Corporation since February 2005. Ms. Sullivan has been the Provost and Vice President for Academic Affairs at University of San Diego since July 2005. From July 2003 to July 2005, Ms. Sullivan was a professor at the University of California, San Diego, Rady School of Management. From July 1998 to June 2003, Ms. Sullivan was the Interim Dean and Senior Associate Dean at the University of North Carolina at Chapel Hill, Kenan-Flagler Business School.

Executive Officers of United PanAm Financial Corp.

The following table identifies our executive officers and provides their respective ages and current positions with UPFC as of April 29, 2008. Biographical information for each such person, other than Guillermo Bron and Ray C. Thousand, whose biographies are provided above under the heading “Directors of United PanAm Financial Corp.,” is provided below.

Name	Age	Position
Guillermo Bron	56	Chairman of the Board
Ray C. Thousand	50	President, Chief Executive Officer, Secretary and Director
Arash A. Khazei	40	Executive Vice President and Chief Financial Officer
Mario Radrigan	47	Executive Vice President and Chief Marketing Officer
Stacy M. Friederichsen	39	Executive Vice President and Chief Administrative Officer

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. These persons are required to provide us with copies of all Section 16(a) reports that they file. Based solely upon a review of these reports and written representations from our directors and executive officers, we believe that our directors, executive officers and 10% owners complied with all Section 16(a) filing requirements applicable to them during the year ended December 31, 2007, with the exception of Guillermo Bron, our Chairman, who filed a late Form 4 on July 17, 2007 (covering one transaction reporting a restricted stock grant), Giles Bateman, a director, who filed a late Form 4 on July 13, 2007 (covering one transaction reporting a restricted stock grant), Mitchell Lynn, a director, who filed a late Form 4 on July 13, 2007 (covering one transaction reporting a restricted stock grant), Luis Maizel, a director, who filed a late Form 4 on July 13, 2007 (covering one transaction reporting a restricted stock grant) and August 16, 2007 (covering one transaction reporting his acquisition of UPFC common stock), Julie Sullivan, a director, who filed a late Form 4 on July 16, 2007 (covering one transaction reporting a restricted stock grant), Ray Thousand, our Chief Executive Officer and a director, who filed a late Form 4 on July 13, 2007 (covering one transaction reporting a restricted stock grant), Arash Khazei, our Chief Financial Officer and Executive Vice President, who filed a late Form 4 on July 16, 2007 (covering one transaction reporting a restricted stock grant), Mario Radrigan, our Chief Marketing Officer and Executive Vice President, who filed a late Form 4 on July 16, 2007 (covering one transaction reporting a restricted stock grant), and Stacy Friederichsen, our Chief Administrative Officer and Executive Vice President, who filed a late Form 4 on July 19, 2007 (covering one transaction reporting a restricted stock grant).

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

Audit Committee

The Audit Committee operates under a written charter adopted by the Board of Directors. Among other things, the purpose of the Audit Committee is to oversee and monitor the integrity of our financial statements and our internal accounting and financial controls, our independent auditor’s qualifications, independence and compensation, the performance of our internal audit function and independent auditors, and our compliance with legal and regulatory requirements.

The Audit Committee is chaired by Ms. Julie Sullivan, and consists of Ms. Sullivan and Messrs. Bateman and Lynn. The Board has determined that each of Ms. Julie Sullivan, Mr. Bateman and Mr. Lynn is an “audit committee financial expert” as defined by the rules of the SEC. The Board has also determined that each of Ms. Sullivan, Mr. Bateman and Mr. Lynn is “independent” and meets each of the other requirements for Audit Committee members under the applicable rules and regulations of The NASDAQ Global Market.

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

Throughout this Compensation Discussion and Analysis, the individuals who served as Chief Executive Officer and Chief Financial Officer during 2007, as well as Chief Administrative Officer and Chief Marketing Officer at December 31, 2007, are referred to as the “named executive officers” or “NEOs.”

Process for Evaluating Executive Officer Performance and Compensation

Pursuant to its charter, the Committee meets at least twice each year to review and discuss executive compensation issues. The Committee also meets periodically throughout the year as it deems appropriate.

In February 2007, the Committee engaged Compensia, Inc., an independent compensation consulting firm, to conduct a study of executive compensation practices for the assumed NEOs for fiscal year 2007 (which did not include the Chairman of the Board). The aim of the study was to provide the foundation for creating a more formalized compensation structure, which is reflective of UPFC’s competitive environment. Compensia reports directly to the Committee. The Committee also sought ad hoc advice on regional pay differentials from other compensation consulting firms.

As of December 31, 2007, the Committee was comprised of Messrs. Giles Bateman, Mitchell Lynn and Luis Maizel. Mr. Bateman is the Chair of the Committee, and each of the Committee members is “independent” as defined by the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC.

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

• Advanta	• Encore Capital Group
• America’s Car-Mart	• Financial Federal
• Asset Acceptance Capital	• Marlin Business Services
• Asta Funding	• Medallion Financial
• Consumer Portfolio Services	• Nicholas Financial
• Credit Acceptance	• World Acceptance

The companies in the Compensation Peer Group had the following profile as of March 1, 2007:

	Last Four Quarters Revenue/Interest and Non-Interest Income		Market Capitalization		Employee Size
	Range	Median	Range	Median	Range	Median
Peer Group	$46.8M-$507.7M	$228.8M	$110.6M-$1,218.7M	$360.8M	99-2,214	760
UPFC	$197.0M		$208.9M		950

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

Employment Agreements

At December 31, 2007, UPFC had entered into employment agreements with each of the NEOs with the exception of Mr. Singh. Mr. Thousand’s employment agreement, dated July 30, 2007, remains effective through December 31, 2009, and provides for base salary of $555,556 per annum between January 1, 2007 and December 31, 2007, $656,250 per annum between January 1, 2008 and December 31, 2008, and $689,063 per annum between January 1, 2009 and December 31, 2009, a target annual cash bonus of up to 60%, 40% and 40% of base salary for fiscal 2007, fiscal 2008 and fiscal 2009, respectively, based upon the satisfaction of specified performance goals approved annually by the Board of Directors, with an additional 20% discretionary bonus for a total of 120%, and severance benefits as described below in “Potential Payments Upon Termination or Change in Control.”

Mr. Khazei’s employment agreement, dated July 30, 2007, remains effective through December 31, 2009, and provides for base salary of $220,000 per annum between January 1, 2007 and December 31, 2007, $270,000 per annum between January 1, 2008 and December 31, 2008, and $283,500 per annum between January 1, 2009 and December 31, 2009, a target annual cash bonus of up to 50%, 40% and 40% of base salary for fiscal 2007, fiscal 2008 and fiscal 2009, respectively, based upon the satisfaction of specified performance goals approved annually by the Board of Directors, and severance benefits as described below in “Potential Payments Upon Termination or Change in Control.”

Mr. Radrigan’s employment agreement, dated July 30, 2007, remains effective through December 31, 2009, and provides for base salary of $225,000 per annum between January 1, 2007 and December 31, 2007, $236,250 per annum between January 1, 2008 and December 31, 2008 and $248,063 per annum between January 1, 2009 and December 31, 2009, a target annual cash bonus of up to 35% of base salary for fiscal 2007, fiscal 2008 and fiscal 2009, based upon the satisfaction of specified performance goals approved annually by the Board of Directors, and severance benefits as described below in “Potential Payments Upon Termination or Change in Control.”

Ms. Friederichsen’s employment agreement, dated July 30, 2007, remains effective through December 31, 2009, and provides for base salary of $225,000 per annum between January 1, 2007 and December 31, 2007, $236,250 per annum between January 1, 2008 and December 31, 2008, and $248,063 per annum between January 1, 2009 and December 31, 2009, a target annual cash bonus of up to 35% of base salary for fiscal

2007, fiscal 2008 and fiscal 2009, based upon the satisfaction of specified performance goals approved annually by the Board of Directors, and severance benefits as described below in “Potential Payments Upon Termination or Change in Control.”

Evaluation of Executive Officer Compensation

Target Pay/Pay Mix

After reviewing competitive compensation practices in 2007, the Committee determined that the overall below-market positioning for cash compensation combined with a disproportionate emphasis on variable cash compensation and large periodic equity awards, while historically appropriate, required revision in order for UPFC to remain competitive in recruiting and retaining executive talent. UPFC redesigned its compensation program in early 2007 to bring cash compensation into line with market practices. The changes resulted in an overall average at approximately the Compensation Peer Group 60th percentile in base and target cash incentive compensation. As a result, all NEOs received increases in base salary. The Market data was also used to determine the appropriate proportion of the various pay elements to the overall mix.

The Chief Executive Officer’s incentive bonus target was also lowered at that time, from 120% to 80% for 2007, to 60% for 2008 and 60% for 2009. The Committee believes this total cash compensation opportunity better balances annual operating performance objectives with the need to create shareholder value over the long-term.

As a result of the changes introduced in early 2007, the mix of fixed to variable cash compensation for fiscal year 2007 was as follows:

Executive Officer	Title	Pay Mix (Fixed/ Variable)
Ray C. Thousand	President and Chief Executive Officer	56%/44%
Arash A. Khazei	Executive Vice President and Chief Financial Officer	67%/33%
Mario Radrigan	Executive Vice President and Chief Marketing Officer	74%/26%
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	74%/26%

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

As discussed above, in early 2007 the Committee engaged Compensia to conduct a review of executive compensation practices at key market and labor competitors. The results of this study were evaluated, along with company performance data, when the Committee met in March 2007 to discuss the 2006 performance and compensation for the NEOs.

In January 2008, the Committee met to discuss the 2007 performance and compensation for the NEOs. The Committee recommended to the Board of Directors that the NEOs, be granted discretionary bonuses in the amounts set forth in the following table, and such discretionary bonuses were approved by the Board of Directors and granted by the Company:

Executive Officer	Title	2007 Base Salary	Percent Increase Over FY06	2007 Target Bonus Percentage	Bonus Payment	Percent of Target Bonus
Ray C. Thousand	President and Chief Executive Officer	$555,556	59%	80%	$0	0%
Arash A. Khazei	Executive Vice President and Chief Financial Officer	$220,000	26%	50%	$38,500	35%
Mario Radrigan	Executive Vice President and Chief Marketing Officer	$225,000	18%	35%	$0	0%
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	$225,000	29%	35%	$27,563	35%

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

Beginning in 2007, the Committee decided to move away from the granting of large, periodic awards and instead adopted a program of smaller annual grants. The Committee believes this type of program will provide a more consistent base of unvested equity value and enhance the retention value of the compensation program. In light of the changes in the equity grant process, as well as changes in the competitive market, UPFC has begun providing annual equity compensation in the form of restricted stock. The restricted stock awards are based on a fixed dollar amount. The number of shares awarded on the grant date is determined by dividing the applicable fixed dollar amount by the then-current fair market value of the stock. The fixed dollar amounts are determined based on data obtained from the Compensation Peer Group, on each NEOs individual performance and UPFC’s operating results. The Committee does not consider stock ownership of the NEOs in setting the fixed dollar amount.

In March 2007, the Committee recommended to the Board of Directors that the NEOs receive equity compensation for the years 2007-2009 as set forth in the following table, and such equity compensation was approved by the Board of Directors:

		Fixed Value Restricted Stock Grant
Executive Officer	Title	2007(1)	2008	2009
Ray C. Thousand	President and Chief Executive Officer	$275,000	$275,000	$275,000
Arash A. Khazei	Executive Vice President and Chief Financial Officer	$150,000	$150,000	$150,000
Mario Radrigan	Executive Vice President and Chief Marketing Officer	$75,000	$75,000	$75,000
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	$75,000	$75,000	$75,000

(1)	The 2007 grants were made on July 10, 2007.

With the exception of the 2007 grants, the grant dates for restricted stock will be February 1 of the applicable year. For 2007, the number of shares issued under the restricted stock grants were determined by dividing the fixed value amounts reflected in the table above by $14.30, which was the closing price of UPFC’s common stock on February 1, 2007. Restricted stock awards will begin to vest on the 3rd anniversary of the grant date and the becomes fully vested on the 5th anniversary, subject to acceleration in the event of a change of control. For Mr. Thousand only, there is a performance requirement of achieving 10% growth rate on an annual basis in pre-tax income from 2007.

Additionally, UPFC will continue to use stock options as a supplemental equity award vehicle in certain circumstances. The Committee awarded 25,000 stock options to each of Mr. Khazei and Ms. Friederichsen on July 10, 2007, as set forth in the following table, as a result of their promotions from Senior Vice President to Executive Vice President:

Executive Officer	Current Title	Stock Options	Date Granted	Strike Price	Black-Scholes Value
Ray C. Thousand	President and Chief Executive Officer	N/A	N/A	N/A	N/A
Arash A. Khazei	Executive Vice President and Chief Financial Officer	25,000	07/10/07	$13.82	$163,000
Mario Radrigan	Executive Vice President and Chief Marketing Officer	N/A	N/A	N/A	N/A
Stacy M. Friederichsen	Executive Vice President and Chief Administrative Officer	25,000	07/10/07	$13.82	$163,000

Benefits and Perquisites

Benefits provided to NEOs are substantially the same for all employees at UPFC, with the following exceptions:

•	All NEOs receive a car allowance. Mr. Thousand, Mr. Khazei and Mr. Radrigan receive $200 per month under their employment agreements. Ms. Friederichsen receives $350 per month.

All NEOs participate in UPFC’s 401(k) Plan, which is available to most employees. The 401(k) Plan permits participants to make 401(k) contributions on a pretax basis. Participants can contribute up to 60% of their pretax compensation to the 401(k) Plan annually, subject to legal limitations. The 401(k) Plan also provides that UPFC and its subsidiaries will make a matching contribution on behalf of each eligible participant equal to 50% of the 401(k) contributions made by participants, up to 6% of their individual compensation.

Post-Employment Obligations

All NEOs would be entitled to full vesting of any unvested stock options or restricted stock awards upon a change-in-control of UPFC. Messrs. Thousand, Khazei and Radrigan have severance arrangements under their current employment agreements in the event of termination without cause. Under these agreements, upon a termination without cause, the executive would be entitled to payment equal to 12 months salary at the then current base salary, plus prorated bonus through the date of termination based on the following rates: Mr. Thousand, 40% of base salary; Mr. Khazei, 40% of base salary; Mr. Radrigan, 35% of base salary; and Ms. Friederichsen, 35% of base salary. As discussed above in “Employment Agreements,” Mr. Thousand’s current employment agreement provides for base salary of $555,556 per annum between January 1, 2007 and December 31, 2007, $656,250 per annum between January 1, 2008 and December 31, 2008, and $689,063 per annum between January 1, 2009 and December 31, 2009, Mr. Khazei’s current employment agreement provides for base salary of $220,000 per annum between January 1, 2007 and December 31, 2007, $270,000 per annum between January 1, 2008 and December 31, 2008, and $283,500 per annum between January 1, 2009 and December 31, 2009, Mr. Radrigan’s current employment agreement provides for base salary of $225,000 per annum between January 1, 2007 and December 31, 2007, $236,250 per annum between January 1, 2008 and December 31, 2008, and $248,063 per annum between January 1, 2009 and December 31, 2009, and Ms. Friederichsen’s current employment agreement provides for base salary of $225,000 per annum between January 1, 2007 and December 31, 2007, $236,250 per annum between January 1, 2008 and December 31, 2008, and $248,063 per annum between January 1, 2009 and December 31, 2009.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986 limits the deductibility of compensation payable in any tax year to the Chief Executive Officer and the other four most highly compensated executive officers. Section 162(m) stipulates that a publicly-held company cannot deduct compensation to its top officers in excess of $1 million. Compensation that is “performance-based” compensation within the meaning of the Internal Revenue Code of 1986 does not count toward the $1 million limit. No NEO compensation in 2007 exceeded the limits of Section 162(m). UPFC structures its executive compensation to comply with Section 162(m).

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A (Amendment No. 1).

The Compensation Committee

Giles H. Bateman, Chair
Mitchell G. Lynn
Luis Maizel

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

Summary Compensation Table

The following table summarizes information about compensation paid to or earned by our Chief Executive Officer, our current Chief Financial Officer and our three other most highly compensated executive officers who were serving as executive officers at December 31, 2007. We collectively refer to these persons as the “named executive officers.”

Name and Principal Position (a)	Year (b)	Salary ($)(1) (c)	Bonus ($)(2) (d)	Stock Awards ($)(3) (e)	Option Awards ($)(4) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($)(5) (i)	Total ($) (j)
Ray C. Thousand, Chief Executive Officer and President	2007	$555,556	$0	$17,103	$0			$19,833	$592,492
Arash A. Khazei, Chief Financial Officer and Executive Vice President	2007	$220,000	$38,500	$9,324	$197,079			$9,150	$474,053
Mario Radrigan, Executive Vice President and Chief Marketing Officer	2007	$225,000	$0	$4,662	$6,550			$14,012	$250,224
Stacy M. Friederichsen, Executive Vice President and Chief Administrative Officer	2007	$225,000	$27,563	$4,662	$82,240			$10,950	$350,415
Sonu Singh, Senior Vice President	2007	$139,329	$27,866	$0	$27,852			$8,497	$203,544

(1)	The amounts in column (c) reflect cash earned during 2007 salary.
(2)	UPFC’s performance did not meet the criteria for bonus payouts for 2007 overall corporate performance; however, the Compensation Committee concluded that certain named executive officers did meet their own personal performance targets. Accordingly, at the recommendation of the Compensation Committee, the Board of Directors authorized the grant of bonuses to certain named executive officers.
(3)	The amounts in column (e) reflect the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123 (R) for restricted stocks granted to our named executive officers.
(4)	The amounts in column (f) reflect the dollar amount recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123 (R) for stock options held by our named executive officers, and thus include amounts from awards granted in and prior to 2007. For information regarding significant factors, assumptions and methodologies used in determining the fair value of our stock options, see Note 10 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2007.
(5)	Column (i) represents the amount of all compensation paid to the named executive officers that is not reported in any other column of the table, as detailed in the table below.

Name	Year	401 (k) Match	Car Allowance	Life Insurance Premiums Paid by the Company	Unused Vacation Payouts	Total
Ray C. Thousand	2007	$6,750	$2,400	$0	$10,683	$19,833
Arash A. Khazei	2007	$6,750	$2,400	$0	$0	$9,150
Mario Radrigan	2007	$6,750	$2,400	$535	$4,327	$14,012
Stacy M. Friederichsen	2007	$6,750	$4,200	$0	$0	$10,950
Sonu Singh	2007	$5,818	$0	$0	$2,679	$8,497

Grants of Plan-Based Awards

The following table summarizes information about grants of plan-based awards for each of our named executive officers during 2007.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)(2) (i)	All Other OptionAwards: Number of Securities Underlying Options (#)(3) (j)	Exercise or Base Price of Option Awards ($/Sh) (k)	Grant Date Fair Value of Stock and Option Awards (l)
Name (a)	Grant Date (b)	Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (#) (f)	Target (#) (g)	Maximum (#) (h)
Ray C. Thousand	N/A	$0	$333,333	$444,444
	7/10/2007							19,231		$14.30	275,000
Arash A. Khazei	N/A	$0	$110,000	$110,000
	7/10/2007								25,000	$13.82	163,000
	7/10/2007							10,490		$14.30	150,000
Mario Radrigan	N/A	$0	$78,750	$78,750
								5,245		$14.30	75,000
Stacy M. Friederichsen	N/A	$0	$78,750	$78,750
	7/10/2007							5,245		$14.30	75,000
	7/10/2007								25,000	$13.82	163,000
Sonu Singh	N/A	$0	$55,732	$55,732

(1)	Cash Bonus. The amounts in these columns represent threshold (no threshold for Mr. Thousand, Mr. Khazei, Mr. Radrigan, Ms. Friederichsen, and Mr. Singh), target (100% for Mr. Thousand, Mr. Khazei, Mr. Radrigan, Ms. Friederichsen, and Mr. Singh) and maximum (120% for Mr. Thousand, 100% for Mr. Khazei, Mr. Radrigan, Ms. Friederichsen, and Mr. Singh) amounts of cash bonuses that were payable to our named executive officers for 2007 performance. The terms of the cash bonus arrangement for each named executive officer identified above are set forth in the employment agreement of each such named executive officer other than Mr. Singh.
(2)	The amounts reported in this column represent restricted stocks granted to our named executive officers during 2007.
(3)	The amounts reported in this column represent stock options granted to our named executive officers during 2007. Options to Mr. Khazei and Ms. Friederichsen were granted on July 10, 2007 and vest 20% annually commencing on December 31, 2007. These options have a ten-year term.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information about the number and estimated value of outstanding stock options and unvested stock awards held by our named executive officers on December 31, 2007.

	Option Awards						Stock Awards
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)		Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Exploration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)		Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)
Ray C. Thousand	270,000	0			$4.39	3/31/2011
	200,000	0			$10.00	7/31/2011
	700,000	0			$10.00	9/25/2011
	0	300,000	(1)		$30.00	3/23/2016
							19,231	(14)	$14.30		$275,000
Arash A. Khazei	3,000	2,000	(2)		$22.20	5/9/2015
	8,700	5,800	(3)		$23.14	5/24/2015
	20,000	30,000	(4)		$30.85	7/3/2016
	5,000	20,000	(5)		$13.82	7/10/2017
							10,490	(14)	$14.30		$150,000
Mario Radrigan	180,000	0			$10.00	3/31/2011
	8,000	2,000	(6)		$10.00	5/9/2013
							5,245	(14)	$14.30		$75,000
Stacy M. Friederichsen	3,000	2,000	(7)		$20.10	3/10/2015
	3,900	2,600	(8)		$23.14	5/24/2015
	4,200	2,800	(9)		$21.42	11/17/2015
	4,000	6,000	(10)		$30.69	4/5/2016
	5,000	20,000	(11)		$13.82	7/10/2017
							5,245	(14)	$14.30		$75,000
Sonu Singh	1,300	0			$6.07	4/22/2012
	6,400	1,600	(12)		$17.91	3/1/2014
	6,000	4,000	(13)		$22.29	10/13/2015

(1)	These options were granted on March 23, 2006 and vest 100% on December 7, 2010. These options have a ten-year term with performance requirements of 10% growth rate on an annual basis in pre-tax income from 2006 over a five-year term.
(2)	These options were granted on May 9, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(3)	These options were granted on May 24, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(4)	These options were granted on July 3, 2006 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(5)	These options were granted on July 10, 2007 and vest 20% annually commencing on December 31, 2007. These options have a ten-year term.
(6)	These options were granted on May 9, 2003 and vest 20% annually commencing on May 9, 2004. These options have a ten-year term.
(7)	These options were granted on March 10, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(8)	These options were granted on May 24, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.

(9)	These options were granted on November 17, 2005 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(10)	These options were granted on April 5, 2006 and vest 20% annually commencing on December 31, 2006. These options have a ten-year term.
(11)	These options were granted on July 10, 2007 and vest 20% annually commencing on December 31, 2007. These options have a ten-year term.
(12)	These options were granted on March 1, 2004 and vest 20% annually commencing on December 31, 2004. These options have a ten-year term.
(13)	These options were granted on October 13, 2005 and vest 20% annually commencing on December 31, 2005. These options have a ten-year term.
(14)	These restricted stocks were granted on July 10, 2007, vest 33.33% on February 1, 2010, 33.33% on February 1, 2011 and 33.33% on February 1, 2012. These restricted stocks are subject to acceleration in the event of a change of control. For Mr. Thousand only, there is a performance requirement of achieving 10% growth rate on an annual basis in pre-tax income from 2007.

Option Exercises and Stock Vested

The following table summarizes information about stock option exercises and stock vested for each of our named executive officers during 2007.

	Option Awards		Stock Awards
Name (a)	Number of Shares Acquired on Exercise (#) (b)	Value Realized Upon Exercise ($) (c)	Number of Shares Acquired on Vesting (#) (d)	Value Realized Upon Vesting ($) (e)
Ray C. Thousand	—	—	—	—
Arash A. Khazei	—	—	—	—
Mario Radrigan	—	—	—	—
Stacy M. Friederichsen	—	—	—	—
Sonu Singh	—	—	—	—

Nonqualified Deferred Compensation

The following table summarizes information about nonqualified deferred compensation for each of our named executive officers during 2007.

Name (a)	Executive Contributions in Last FY ($) (b)	Registrant Contributions in Last FY ($) (c)	Aggregate Earnings in Last FY ($) (d)	Aggregate Withdrawals/ Distributions ($) (e)	Aggregate Balance at Last FYE ($) (f)
Ray C. Thousand	—	—	—	—	—
Arash A. Khazei	—	—	—	—	—
Mario Radrigan	—	—	—	—	—
Stacy M. Friederichsen	—	—	—	—	—
Sonu Singh	—	—	—	—	—

Potential Payments Upon Termination or Change-in-Control

The following table summarizes the potential payments that were payable to our named executive officers on December 31, 2007 upon an involuntary termination without cause or upon a change in control of the Company, assuming that such involuntary termination without cause or change in control of the Company occurred on December 31, 2007.

Name	Payment Trigger Event	Salary Severance	Bonus Severance	Benefits / Perquisites	Equity Acceleration	Tax Gross-Up	Other Payments	Total Value
Ray C. Thousand(1)	Involuntary Termination Without Cause	$555,556	$333,333					$888,889
	Change in Control	—	—					—
Arash A. Khazei(1)	Involuntary Termination Without Cause	$220,000	$110,000					$330,000
	Change in Control	—	—					—
Mario Radrigan(1)	Involuntary Termination Without Cause	$225,000	$78,750					$303,750
	Change in Control	—	—					—
Stacy M. Friederichsen(1)	Involuntary Termination Without Cause	$225,000	$78,750					$303,750
	Change in Control	—	—					—
Sonu Singh(2)	Involuntary Termination Without Cause	—	—					—
	Change in Control	—	—					—

(1)	We have entered into employment agreements with Mr. Thousand, Mr. Khazei, Mr. Radrigan and Ms. Friederichsen. Pursuant to these agreements, we will owe compensation to these named executive officers if they are terminated without cause. There are no post-termination benefits payable in the event of a voluntary termination. If termination without cause occurs, the payment will be equal to 12 months salary at the then current base salary, plus prorated bonus through the date of termination.
(2)	We have not entered into employment agreements with Mr. Singh.

Director Compensation

Non-employee director compensation is determined by the Board of Directors, based on the recommendations from the Compensation Committee. We use a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve on the Board who will act on behalf of shareholders. The compensation approach is intended to provide compensation that is competitive with the market. The philosophy is reviewed annually by the Compensation Committee and adjusted, as appropriate.

For the year ended December 31, 2007, members of the Board who are not UPFC employees received annual cash compensation of $30,000 per year. In addition, the lead director received an additional $65,000 per year and the Chairman of the Audit Committee received an additional $20,000 per year. Starting in 2008, the lead director compensation has been reduced to an additional $20,000 per year from $65,000 per year. Directors who are UPFC employees receive no compensation for their services as directors.

Name (a)	Fees Earned or Paid in Cash ($) (b)		Stock Awards ($)(1) (c)	Option Awards ($)(2) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(3) (f)	All Other Compensation ($)(4) (g)	Total ($) (h)
Guillermo Bron	$85,000	(5)	$19,072	$0		$35,608	$5,022	$144,702
Giles H. Bateman	$111,250	(6)	$23,840	$31,753				$166,843
Ron R. Duncanson	$45,000	(7)	$19,072	$24,766				$88,838
Mitchell G. Lynn	$30,000	(8)	$19,072	$24,766				$73,838
Luis Maizel	$30,000	(9)	$19,072	$24,766				$73,838
Julie Sullivan	$20,000	(10)	$19,072	$0				$39,072

(1)	The amounts in the column reflect dollar amount recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123(R) for restricted stocks granted to our named executive officers.
(2)	The amounts in the column reflect dollar amount recognized for financial statement reporting purposes for 2007 in accordance with SFAS 123(R), and thus includes amounts from awards granted in and prior to 2007. As of December 31, 2007, each director has the following number of options outstanding: Giles H. Bateman: 13,125; Ron R. Duncanson: 107,500; Mitchell G. Lynn: 52,500; Luis Maizel: 137,500.
(3)	The amount in this column reflects the costs incurred for post-retirement compensation for Mr. Bron under Mr. Bron’s Salary Continuation Agreement dated October 1, 1997.
(4)	The amount in this column reflects the amount of all compensation paid to Mr. Bron that is not reported in any other column of the table, and includes $2,400 car allowance and $2,622 401(k) match.
(5)	The fees earned reflect compensation for Mr. Bron’s service as Chairman of the Board of Directors.
(6)	The fees paid reflect compensation of $30,000 in Mr.Bateman’s capacity as a director and additional compensation of $65,000 in Mr. Bateman’s capacity as the Chairman of the Audit Committee for 2007. The fees paid also reflect additional compensation of $16,250 in Mr. Bateman’s capacity as the Chairman of the Audit Committee for his partial year service for 2006.
(7)	The fees earned reflect compensation of $30,000 in Mr. Duncanson’s capacity as a director and additional compensation of $15,000 in Mr. Duncanson’s capacity as the Chairman of the Audit Committee for his partial year service.
(8)	The fees earned reflect compensation for Mr. Lynn’s service as a director.
(9)	The fees earned reflect compensation for Mr. Maizel’s service as a director.
(10)	Ms. Sullivan was appointed a director on July 10, 2007. The fees earned reflect compensation for her partial year service.

Compensation Committee Interlocks and Insider Participation

All decisions involving executive officer compensation are made by our Compensation Committee, consisting of Messrs. Bateman, Lynn and Maizel. None of the members of the Compensation Committee is or has been an officer or employee of UPFC or any of its subsidiaries. None of our executive officers currently serves as a director or member of the compensation committee of another entity that has one or more executive officers serving as a member of our Board of Directors or Compensation Committee, and no such interlocking relationship existed during fiscal year 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2007 relating to our equity compensation plans pursuant to which grants of options, restricted stock or other rights to acquire shares may be acquired from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
Equity compensation plans approved by security holders	4,110,335	$14.02	631,386
Equity compensation plans not approved by security holders	—	—	—
Total	4,110,335	$14.02	631,386

Security Ownership of Certain Beneficial Owners

The following table shows, as of April 18, 2008, all persons (including “groups” as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended) we know to be “beneficial owners” of more than five percent (5%) of our common stock. This information is based on reports regarding such ownership filed by such person with the SEC in accordance with Section 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended.

	Common Stock Beneficially Owned(1)
Name and Address of Beneficial Owner	Number of Shares(2)	Percent of Class(3)
Guillermo Bron(4) 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	6,771,251	40.38%
PAFGP, LLC(5) 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	5,079,357	32.28%
Pan American Financial, L.P. 1901 Avenue of the Stars, Suite 470 Los Angeles, California 90067	5,079,357	32.28%
Ray Thousand(6) 18191 Von Karman Avenue, Suite 300 Irvine, California 92612	1,515,281	8.96%
Wasatch Advisors, Inc. 150 Social Hall Avenue Salt Lake City, Utah 84111	2,703,418	17.18%

(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he or she owns the share in the usual sense, but also if he or she has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 18, 2008.
(2)	Except as otherwise noted below, each of the persons identified above has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws where applicable.
(3)	Shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 18, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
(4)	Mr. Bron is not the record owner of any such shares but has the right to acquire within 60 days of April 18, 2008, 1,030,000 shares upon exercise of stock options granted pursuant to the UPFC Amended and Restated 1997 Employee Stock Incentive Plan, as amended (the “Stock Incentive Plan”). Mr. Bron beneficially owns 5,079,357 shares through his ownership in and control of PAFGP, LLC, which is the sole general partner of Pan American Financial, L.P. (“PAFLP”), and 200,100 shares through his ownership interest in and control of B2BF, L.P.
(5)	PAFGP, LLC is not the record owner of any such shares. PAFGP, LLC beneficially owns all such shares in its capacity as the sole general partner of PAFLP.
(6)	Mr. Thousand is the record owner of 345,281 shares and has the right to acquire within 60 days of April 18, 2008, 1,170,000 shares upon exercise of stock options granted pursuant to the Stock Incentive Plan.

Security Ownership of Management

The following table shows, as of April 18, 2008, beneficial ownership of our common stock by each of our directors, named executive officers and for all current directors and executive officers as a group.

	Common Stock Beneficially Owned(1)
Name of Beneficial Owner	Number of Shares(2)	Percent of Class(3)
Guillermo Bron(4)	6,771,251	40.38%
Ray C. Thousand(5)	1,515,281	8.96%
Mitchell G. Lynn(6)	240,822	1.53%
Luis Maizel(7)	121,542	*
Giles H. Bateman(8)	47,223	*
Julie Sullivan(9)	2,894	*
Mario Radrigan(10)	346,033	2.17%
Arash Khazei(11)	73,961	*
Stacy M. Friederichsen(12)	37,680	*
All current directors and executive officers as a group (9 people)(13)	9,156,687	49.86%

*	Less than one percent.
(1)	“Beneficial ownership” is a technical term broadly defined by the SEC to mean more than ownership in the usual sense. For example, a person has beneficial ownership of a share not only if he or she owns the share in the usual sense, but also if he or she has the power to vote, sell or otherwise dispose of the share. Beneficial ownership also includes that number of shares which a person has the right to acquire within 60 days of April 18, 2008.
(2)	Except as otherwise noted below, each of the persons identified above has sole voting and investment power over the shares of common stock shown as beneficially owned, subject to community property laws where applicable.
(3)	Shares of common stock issuable upon exercise of stock options exercisable within 60 days of April 18, 2008 are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person.
(4)	Includes (i) 5,079,357 shares beneficially owned through his ownership interest in and control of PAFGP, LLC, (ii) 200,100 shares beneficially owned through his ownership interest in and control of B2BF, L.P., and (iii) 1,030,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(5)	Includes 1,170,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(6)	Includes 52,500 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(7)	Includes 117,500 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008. Excludes 5,000 shares held by LM Capital Management Pension Plan, as to which shares Mr. Maizel disclaims beneficial ownership. A trust related to Mr. Maizel is entitled to receive 91,727 shares of common stock held by PAFLP. Mr. Maizel disclaims beneficial ownership of the shares of common stock held by PAFLP except to the extent of his pecuniary interest therein.
(8)	Includes 11,250 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(9)	No stock options exercisable within 60 days of April 18, 2008.
(10)	Includes 190,000 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(11)	Includes 36,700 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(12)	Includes 20,100 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.
(13)	Includes 2,628,050 shares issuable upon the exercise of stock options granted pursuant to the Stock Incentive Plan, which options are exercisable within 60 days of April 18, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

The Board of Directors has adopted a Related Person Transaction Policy, which was recommended for approval by the Audit Committee. The Related Person Transaction Policy, which supplements the conflict of interest provisions in our Code of Personal Business Conduct and Ethics, covers any transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships), in which UPFC (including any of its subsidiaries) was, is or will be a participant and the amount involved exceeds $25,000, and in which any related person had, has or will have a direct or indirect interest. The Related Person Transaction Policy requires that such transactions be approved by the Audit Committee.

The Related Person Transaction Policy requires that directors and officers report relationships, potential conflicts and potential related party transactions to our Chief Financial Officer, who will then screen the information and determine if the transaction must be submitted to the Audit Committee.

There were no transactions during the fiscal year ended December 31, 2007, and there are no currently proposed transactions, in which UPFC was or is to be a participant and the amount involved exceeds $120,000, and in which any related person of UPFC had or will have a direct or indirect material interest.

Director Independence

The Board of Directors and its various committees must have participation by members who are “independent” as defined by the applicable rules and regulations of The NASDAQ Global Market, including Rule 4200(a)(15) of the Marketplace Rules of The NASDAQ Stock Market LLC. The Board of Directors has determined that each of Mr. Bateman, Mr. Lynn, Mr. Maizel and Ms. Sullivan is independent under such rules and regulations.

Item 14. Principal Accountant Fees and Services

The Audit Committee has selected Grobstein, Horwath & Company LLP as our independent public accounting firm for the fiscal year ending December 31, 2008. The following is a summary of the fees billed to us by our independent public accounting firm, Grobstein, Horwath & Company LLP, for professional services rendered for the fiscal years ended December 31, 2007 and December 31, 2006:

Types of Fees	2007	2006
Audit Fees	$473,334	$938,241
Audit-Related Fees	94,244	91,250
Tax Fees	5,127	90,788
All Other Fees	24,075	—
Total Fees	$596,780	$1,120,279

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

The Audit Committee considered the compatibility of the provision of other services by its independent auditors with the maintenance of such independent auditors’ independence. The Audit Committee approved all audit and non-audit services provided by Grobstein, Horwath & Company LLP in 2007.

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

April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ GUILLERMO BRON	Chairman of the Board	April 29, 2008
/s/ RAY C. THOUSAND	Chief Executive Officer and President and Director (Principal Executive Officer)	April 29, 2008
/s/ ARASH A. KHAZEI	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Corporate Treasurer)	April 29, 2008
/s/ GILES H. BATEMAN	Lead Director	April 29, 2008
/s/ MITCHELL G. LYNN	Director	April 29, 2008
/s/ LUIS MAIZEL	Director	April 29, 2008
/s/ JULIE SULLIVAN	Director	April 29, 2008