Form 10-Q
period 2008-03-31
UNITED PAN AM FINANCIAL CORP
filed 2008-05-08
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2008 was 15,737,399 shares.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
March 31, 2008

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$8,845	$9,909
Short term investments	4,831	7,332
Cash and cash equivalents	13,676	17,241
Restricted cash	79,716	73,633
Loans	888,981	882,651
Allowance for loan losses	(49,552)	(48,386)
Loans, net	839,429	834,265
Premises and equipment, net	6,554	6,799
Interest receivable	10,201	10,424
Other assets	33,149	34,819
Total assets	$982,725	$977,181
Liabilities and Shareholders’ Equity
Securitization notes payable	$647,216	$762,245
Warehouse line of credit	154,350	35,625
Accrued expenses and other liabilities	9,906	9,660
Junior subordinated debentures	10,310	10,310
Total liabilities	821,782	817,840
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at March 31, 2008 and 2007	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 15,737,399 shares issued and outstanding at March 31, 2008 and December 31, 2007	49,832	49,504
Retained earnings	111,111	109,837
Total shareholders’ equity	160,943	159,341
Total liabilities and shareholders’ equity	$982,725	$977,181

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2008	2007
Interest Income
Loans	$57,707	$52,279
Short term investments and restricted cash	763	945
Total interest income	58,470	53,224
Interest Expense
Securitization notes payable	10,888	9,200
Warehouse line of credit	1,525	1,103
Other interest expense	193	210
Total interest expense	12,606	10,513
Net interest income	45,864	42,711
Provision for loan losses	17,642	14,481
Net interest income after provision for loan losses	28,222	28,230

Non-interest Income	471	347

Non-interest Expense
Compensation and benefits	16,915	15,339
Occupancy	2,464	2,183
Other non-interest expense	6,201	6,011
Restructuring charges	1,034	—
Total non-interest expense	26,614	23,533
Income before income taxes	2,079	5,044
Income taxes	805	2,018
Net income	$1,274	$3,026
Earnings per share-basic:
Net income	$0.08	$0.18
Weighted average basic shares outstanding	15,737	16,441
Earnings per share-diluted:
Net income	$0.08	$0.18
Weighted average diluted shares outstanding	15,775	17,041

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)
	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2006	16,713,838	$60,614	$99,251	$159,865
Net income	—	—	3,026	3,026
Exercise of stock options, net	26,746	144	—	144
Repurchase of common stock	(731,398)	(9,249)	—	(9,249)
Stock-based compensation expense	—	570	—	570
Balance, March 31, 2007	16,009,186	$52,079	$102,277	$154,356
Balance, December 31, 2007	15,737,399	$49,504	$109,837	$159,341
Net income	—	—	1,274	1,274
Stock-based compensation expense	—	328	—	328
Balance, March 31, 2008	15,737,399	$49,832	$111,111	$160,943

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
(Dollars in thousands)	2008	2007
Cash Flows from Operating Activities:
Net Income	$1,274	$3,026
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	17,642	14,481
Accretion of discount on loans	(6,894)	(6,505)
Depreciation and amortization	616	598
Stock-based compensation	328	570
Tax benefit from stock-based compensation	(127)	(228)
Decrease in accrued interest receivable	223	15
Decrease in other assets	1,670	2,671
Increase (decrease) in accrued expenses and other liabilities	246	(30)
Net cash provided by operating activities	14,978	14,598

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(15,912)	(55,284)
Purchase of premises and equipment	(371)	(712)
Net cash used in investing activities	(16,283)	(55,996)

Cash Flows from Financing Activities:
Proceeds from warehouse line of credit	126,477	141,757
Repayment of warehouse line of credit	(7,752)	—
Payments on securitization notes payable	(115,029)	(95,050)
Increase in restricted cash	(6,083)	(11,457)
Proceeds from exercise of stock options	—	144
Repurchase of common stock	—	(9,249)
Tax benefit from stock-based compensation	127	228
Net cash (used in) provided by financing activities	(2,260)	26,373
Net decrease in cash and cash equivalents	(3,565)	(15,025)
Cash and cash equivalents at beginning of period	17,241	28,294
Cash and cash equivalents at end of period	$13,676	$13,269

Supplemental Disclosures of Cash Payments Made for:
Interest	$12,691	$10,429
Income taxes	$1	$312

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

At March 31, 2008, UACC and United Auto Business Operations, LLC (“UABO”) were direct wholly-owned subsidiaries of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

2.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries including certain special purpose financing trusts utilized in securitization transactions, which are considered variable interest entities. All significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments are of normal recurring nature and considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses, estimates of loss contingencies, accruals and stock-based compensation forfeiture rates.

3.	Recent Accounting Developments

In December 2007, FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

In February 2008, the FASB issued FASB Staff Positions FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). The objective of FSP SFAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP SFAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

4.	Restricted Cash

Restricted cash relates to $34.6 million of deposits held as collateral for securitized obligations and warehouse liabilities at March 31, 2008 compared with $32.1 million at December 31, 2007. Additionally, $45.1 million at March 31, 2008 relates to cash sent to the trustee that will be applied to the pay down of securitized obligations and warehouse liabilities compared with $41.6 million at December 31, 2007.

5.	Loans

Loans are summarized as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Loans securitized	$714,588	$832,947
Loans unsecuritized	218,925	94,974
Unearned finance charges	(1,222)	(1,571)
Unearned acquisition discounts	(43,310)	(43,699)
Allowance for loan losses	(49,552)	(48,386)
Total loans, net	$839,429	$834,265
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.57%	5.48%
Unearned acquisition discounts to gross loans	4.65%	4.72%
Average percentage rate to borrowers	22.69%	22.64%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $199.3 million and $70.5 million pledged under the Company’s warehouse facilities as of March 31, 2008 and December 31, 2007, respectively.

The activity in the allowance for loan losses consists of the following:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$48,386	$36,037
Provision for loan losses	17,642	14,481
Net charge-offs	(16,476)	(11,611)
Allowance for loan losses at end of period	$49,552	$38,907

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of March 31, 2008. However, ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

6.	Borrowings

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

 The following table lists each of our securitizations as of March 31, 2008:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at March 31, 2008
(Dollars in thousands)
2005A	April 14, 2005	December 2010	$195,000	$22,761
2005B	November 10, 2005	August 2011	$225,000	$47,250
2006A	June 15, 2006	May 2012	$242,000	$82,980
2006B	December 14, 2006	August 2012	$250,000	$120,086
2007A	June 14, 2007	July 2013	$250,000	$169,356
2007B	November 8, 2007	July 2014	$250,000	$204,783
		Total	$1,412,000	$647,216

(1) Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(Dollars in thousands)
Automobile contracts, net	$714,588	$832,947
Restricted cash	$30,607	$30,647
Total assets pledged	$745,195	$863,594

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended March 31,
	(Dollars in thousands)
	2008	2007
Distribution from the trusts	$20,108	$20,569

In order to assist our borrowers who have been adversely impacted by the rise in gasoline prices, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. As a result, we repurchased $8.2 million loans during the three months ended March 31, 2008. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility.

As of March 31, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of March 31, 2008, our $300 million warehouse facility was drawn to $154.4 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of March 31, 2008. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

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

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 731,398 shares of our common stock for an average price of $12.61 per share for an aggregate purchase price of $9.2 million during the three months ended March 31, 2007. We did not repurchase any shares of our common stock during the three months ended March 31, 2008.

8.	Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that book value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of March 31, 2008 there were 4,270,306 options outstanding.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three months ended March 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007.

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Stock-based compensation expense	$328	$570
Tax benefit	(127)	(228)
Stock-based compensation expense, net of tax	$201	$342
Stock-based compensation expense, net of tax, per diluted shares	$0.01	$0.02

At March 31, 2008, 471,415 shares of common stock were reserved for future stock based compensation grants.

On February 1, 2008, the Board of Directors approved restricted stock grants of 94,571 shares to our executive officers. The restricted stock grants vest at various dates. The unvested restricted grants are included in the outstanding balance as of March 31, 2008.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 39 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended March 31,
	2008	2007
Expected dividends	$—	$—
Expected volatility	61.66%	44.55%
Risk-free interest rate	2.78%	4.66%
Expected life	5.00 years	5.00 years

At March 31, 2008, there was $5.0 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.34 years. A summary of option activity for the three months ended March 31, 2008 and 2007 is as follows:

	Three Months Ended March 31,
	2008		2007
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,110,335	$14.02	4,023,436	$14.67
Granted	243,071	6.18	39,000	12.62
Canceled or expired	(83,100)	16.02	(30,300)	21.50
Exercised	—	—	(28,900)	5.93
Balance at end of period	4,270,306	13.54	4,003,236	14.66
Weighted average fair value per share of options granted during period	$4.97		$5.73

At March 31, 2008, options exercisable to purchase 3,210,861 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	152,870	$0.23	8.91	16,469	$2.35
$3.1651 to $6.3300	670,392	—	4.22	2.32	670,392	4.22
$6.3301 to $9.4950	75,600	20,000	7.53	4.83	75,600	7.21
$9.4951 to $12.6600	1,401,000	221,000	10.26	4.10	1,401,000	10.22
$12.6601 to $15.8250	345,150	123,100	14.65	4.51	345,150	14.82
$15.8251 to $18.9900	145,200	38,800	17.63	5.84	145,200	17.63
$18.9901 to $22.1550	311,700	38,800	20.08	3.48	311,700	20.05
$22.1551 to $25.3200	44,100	28,400	23.36	7.50	44,100	23.30
$25.3201 to $28.4850	79,600	36,000	26.77	7.52	79,600	26.56
$28.4851 to $31.6500	121,650	400,475	29.96	7.80	121,650	29.64
	3,210,861	1,059,445	$13.54	4.70	3,210,861	$11.96

The weighted average remaining contractual life of outstanding options was 4.70 years at March 31, 2008 and 4.68 years at December 31, 2007.

9.	Earnings per Share

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

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Weighted average common shares outstanding during the period to compute basic earnings per share	15,737	16,441
Incremental common shares attributable to exercise of outstanding options	38	600
Weighted average number of common shares used to compute diluted earnings per share	15,775	17,041

The above calculation of diluted earnings per share excluded 3,800,000 and 1,778,000 average shares for the years ended March 31, 2008 and 2007, respectively, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

10.	Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 7.31% as of March 31, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

11.	Consolidation of Variable Interest Entities

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

12.	Fair Value Option for Financial Assets and Financial Liabilities

In February 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. In September 2006, FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements but does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007, however, a proposed FASB Staff Position would delay the effective date of certain provisions of SFAS No. 157 that relate to non-financial assets and non-financial liabilities. On January 1, 2008, management adopted SFAS No. 159 and SFAS No. 157 which had no impact on our consolidated financial position, results of operation or cash flows. The carrying amounts of our financial instruments are included in the consolidated statements of financial condition. The fair value of our financial instruments and the methodologies and assumptions used to measure the fair value of our financial instruments are described in detail in Note 15 to our Notes to Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K.

13.	Restructuring Charges

A pretax restructuring charge of $1.0 million was recorded for costs associated with closure of branches in the first quarter of 2008, which included severance, fixed asset write-offs and post-closure costs. The restructuring charge included a $450,000 reserve for estimated future lease obligations.

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

In addition, to improve overall corporate profitability, we began to close and consolidate certain underperforming branches in the third quarter of 2007 and the first quarter of 2008. During the quarter ended March 31, 2008, we closed 14 branches. Subsequent to the quarter end, we have closed an additional 19 branches increasing the total number of closures in 2008 to 33 branches. As a result of the closures, we have 109 branches which continue to operate in 38 states. The majority of closures were from the consolidation of unprofitable smaller branches within the same market. The loan portfolios of the closed branches represented less than 10% of the overall portfolio balance and will continue to be serviced by other branches within the same market or by our Business Operation Unit. The closures resulted in a decrease in the number of employees of approximately 150, or 15%, of our work force. These closures are expected to result in cost savings, including operating expenses, of $8.0 million to $9.0 million annually. The closures will improve operating leverage and allow us to remain profitable at lower total origination levels. These branch closures have been achieved with no deterioration in servicing quality. The delinquencies over 30 days have dropped to .88% at March 31, 2008 from 1.24% at December 31, 2007 and charge-offs for the first quarter decreased to 7.14% from 7.99% in the fourth quarter of 2007. We do not expect to open any new branches in 2008 and we will continue to consider additional branch closures as appropriate.

As a secondary platform for growth, we began to originate and service automobile contracts during 2007 through UABO, our newly created Business Operations Unit based in Dallas, Texas. We currently originate and service automobile contracts in West Virginia, Connecticut, Arkansas and Nebraska through the Business Operations Unit, and we intend to expand operations into other markets in 2008. We currently have no branch presence in these four states. The Business Operations Unit, with its lower cost structure, will allow us to penetrate new markets in states where, due to interest rate caps, our traditional retail branch structure is not cost effective. We expect that the average yield for the portfolio originated in these states will be approximately 24.5% as compared to 27.7% in states in which we operate our national retail branch network. We expect to offset the lower yield by increased cost efficiencies generated from operating from a central location.

The Business Operations Unit is responsible for underwriting, purchasing contracts and collections. We believe that we can continue to provide a high level of service to the dealers through the Business Operations Unit by providing consistent credit decisions and two to three day funding. By following tighter underwriting guidelines from a single location, we should offset any potential drawback from managing collection activity from a central location rather than being local to the borrower as in our traditional retail branch. At March 31, 2008, the Business Operations Unit had sixteen employees and $14.5 million in loan balances.

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

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported. Certain accounting policies are described in detail in Note 3 to our Notes to Consolidated Financial Statements presented in our 2007 Annual Report on Form 10-K.

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

The allowance for credit losses is established through provisions for losses recorded in income as necessary to provide for estimated contract losses in the next 12 months at each reporting date. We account for such contracts by static pool, stratified into three-month buckets, so that the credit risk in each individual static pool can be evaluated independently in order to estimate the future losses within each pool. Any such adjustment is recorded in the current period as the assessment is made.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $328,000 and $570,000 for the three months ended March 31, 2008 and 2007, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.
	March 31, 2008	December 31, 2007
	(Dollars in Thousands)
Automobile Contracts	$933,513	$927,921
Unearned finance charges (1)	(1,222)	(1,571)
Unearned acquisition discounts (1)	(43,310)	(43,699)
Allowance for loan losses (1)	(49,552)	(48,386)
Total loans, net	$839,429	$834,265

(1)	See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $49.6 million at March 31, 2008 compared with $48.4 million at December 31, 2007, representing 5.57% of loans at March 31, 2008 and 5.48% at December 31, 2007.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended
	March 31, 2008	March 31, 2007
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$48,386	$36,037
Provision for loan losses (1)	17,642	14,481
Net charge-offs	(16,476)	(11,611)
Balance at end of period	$49,552	$38,907
Annualized net charge-offs to average loans	7.14%	5.62%
Ending allowance to period end loans	5.57%	4.72%

(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

 The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	March 31, 2008		December 31, 2007		March 31, 2007
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$5,311	0.57%	$7,194	0.78%	$3,138	0.36%
60 to 89 days	1,734	0.19%	2,756	0.30%	892	0.11%
90+ days	1,156	0.12%	1,534	0.16%	702	0.08%
Total	$8,201	0.88%	$11,484	1.24%	$4,732	0.55%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	March 31, 2008	December 31, 2007	March 31, 2007
	(Dollars in Thousands)
Nonaccrual loans	$16,554	$21,185	$10,095
Nonaccrual loans to gross loans	1.78%	2.29%	1.16%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	5.57%	5.48%	4.72%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from April 2003 through December 2007. Contract pools subsequent to December 2007 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of	Apr-03	Jul-03	Oct-03	Jan-04	Apr-04	Jul-04	Oct-04	Jan-05	Apr-05	Jul-05	Oct-05	Jan-06	Apr-06	Jul-06	Oct-06	Jan-07	Apr-07	Jul-07	Oct-07
Months	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Outstanding	Jun-03	Sep-03	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.07%	0.05%	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%	0.09%
7	0.61%	0.56%	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%	0.82%
10	1.79%	1.41%	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%	1.73%	1.77%	2.28%
13	2.76%	2.26%	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%	3.23%	3.09%	3.29%
16	3.65%	3.50%	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%	4.87%
19	4.62%	4.48%	4.06%	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%	5.03%	5.92%	6.73%
22	5.66%	5.19%	4.78%	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%	7.41%
25	6.42%	5.83%	5.53%	5.63%	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.05%	7.66%
28	7.04%	6.55%	6.07%	6.16%	5.96%	6.31%	7.02%	7.23%	7.41%	7.67%	8.08%
31	7.67%	7.14%	6.42%	6.76%	6.62%	7.05%	7.66%	7.86%	8.24%	8.62%
34	8.06%	7.54%	6.77%	7.37%	7.20%	7.47%	8.24%	8.52%	9.04%
37	8.41%	7.85%	7.14%	7.95%	7.52%	7.81%	8.73%	9.11%
40	8.71%	8.21%	7.61%	8.24%	7.83%	8.21%	9.12%
43	9.01%	8.50%	7.78%	8.44%	8.12%	8.47%
46	9.17%	8.64%	7.93%	8.63%	8.33%
49	9.25%	8.79%	8.11%	8.81%
52	9.32%	8.87%	8.16%
55	9.39%	8.95%
58	9.42%
Original Pool ($000)	$73,291	$72,002	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019	$162,873	$144,586	$102,526
Remaining Pool ($000)	$739	$1,091	$1,823	$3,962	$5,365	$7,670	$9,703	$18,428	$22,471	$25,483	$28,446	$50,309	$59,455	$65,397	$63,760	$108,902	$120,531	$120,417	$93,100
Remaining Pool (%)	1.0%	1.5%	2.6%	4.2%	5.9%	8.6%	11.2%	15.5%	18.6%	22.7%	28.0%	35.2%	41.3%	48.0%	56.0%	66.4%	74.0%	83.3%	90.8%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at March 31, 2008 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.
	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$23,767	$331,074	$528,029	$49,421	$932,291

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

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in early 2008. While some securitizations backed by prime quality automobile finance receivables were executed by other issuers in 2008, only one securitization backed by non-prime quality receivables has been completed in calendar 2008. Further, the prime quality automobile securitizations that were executed in 2008 utilized senior-subordinated structures, selling only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there has been a limited number of public issuances of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since November 2007.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. We will continue to require execution of securitization transactions or other types of receivable financing during 2008. There can be no assurance that funding will be available to us through the execution of these types of transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute these transactions on a regular basis, and are otherwise unable to issue any other debt or equity, we would not have sufficient funds to finance new purchases of automobile contracts and, in such event, we would be required to revise the scale of our business, including the curtailment or cessation of our automobile contract purchasing activities, which would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

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

The following table lists each of our securitizations and its remaining balance as of March 31, 2008.

 (Dollars in thousands)

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	22,761	4.34%	22,761	24,576	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	47,250	4.98%	47,250	53,389	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	—	5.46%	82,980	5.49%	82,980	90,802	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	21,086	5.15%	99,000	5.01%	120,086	132,604	0.38%	0.035%
2007A	June 14, 2007	250,000	—	5.33%	70,356	5.46%	99,000	5.53%	169,356	189,208	0.37%	0.032%
2007B	November 8, 2007	250,000	12,783	4.98685%	93,000	5.75%	99,000	6.15%	204,783	224,008	0.45%	0.035%
		$1,412,000							$647,216	$714,587

(1) Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. We funded the purchase price for the repurchase of these loans by obtaining advances under our existing warehouse facility. As a result, we repurchased $8.2 million loans during the three months ended March 31, 2008. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility.

As of March 31, 2008 we were in compliance with all terms of the financial covenants related to our securitization transactions.

Warehouse Facility

As of March 31, 2008, our $300 million warehouse facility was drawn to $154.4 million. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. There were no material changes to the existing warehouse agreement. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UABO and UACC services the automobile contracts, which are held by a custodian. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC, UABO and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. The performance, timing and amount of cash flows from automobile contracts vary based on a number of factors, including:

•    the yields received on automobile contracts;

•    the rates and amounts of loan delinquencies, defaults and net credit losses; and

•    how quickly and at what price repossessed vehicles can be resold.

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the warehouse facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), we could be required to increase the amount of funds that we hold in restricted cash. Failure to meet any of these covenants could also result in an event of default under the warehouse facility. If an event of default occurs under the warehouse facility, the lender could elect to declare all amounts outstanding under the facility to be immediately due and payable, enforce the interest against collateral pledged under the agreement or restrict our ability to obtain additional borrowings under the facility. We were in compliance with the terms of such financial covenants as of March 31, 2008.

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

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 731,398 shares of our common stock for an average price of $12.61 per share for an aggregate purchase price of $9.2 million during the three months ended March 31, 2007. We did not repurchase any shares of our common stock during the three months ended March 31, 2008.

Subordinated Debentures

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 7.31% as of March 31, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2008.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$154,350	$—	$—	$—	$154,350
Securitization notes payable	340,281	296,213	10,722	—	647,216
Operating lease obligations	6,493	11,119	4,934	12,448	34,994
Junior subordinated debentures	—	—	—	10,310	10,310
Total	$501,124	$307,332	$15,656	$22,758	$846,870

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Data

(Dollars in thousands)	At or For the Three Months Ended
	March 31, 2008	March 31, 2007

Operating Data
Contracts purchased	$129,930	$167,640
Contracts outstanding	$932,291	$866,937
Unearned acquisition discounts	$(43,310)	$(42,684)
Average loan balance	$927,918	$837,755
Unearned acquisition discounts to gross loans	4.65%	4.92%
Average percentage rate to borrowers	22.69%	22.64%

Loan Quality Data
Allowance for loan losses	$(49,552)	$(38,907)
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.57%	4.72%
Delinquencies (% of net contracts)
31-60 days	0.57%	0.36%
61-90 days	0.19%	0.11%
90+ days	0.12%	0.08%
Total	0.88%	0.55%
Repossessions over 30 days past due (% of net contracts)	0.73%	0.44%
Annualized net charge-offs to average loans (1)	7.14%	5.62%

Other Data
Number of branches	128	137
Number of employees	1,055	1,002
Interest income	$58,470	$53,224
Interest expense	$12,606	$10,513
Interest margin	$45,864	$42,711
Net interest margin as a percentage of interest income	78.44%	80.25%
Net interest margin as a percentage of average loans (1)	19.88%	20.68%
Non-interest expense to average loans (1)	11.54%	11.39%
Non-interest expense to average loans (2)	11.09%	11.39%
Return on average assets (1)	0.52%	1.37%
Return on average shareholders’ equity (1)	3.21%	7.79%
Consolidated capital to assets ratio	16.38%	16.77%
_____________________________________

(1) Quarterly information is annualized for comparability with full year information.
(2) Excluding restructuring charges.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2008 and 2007

General

For the three months ended March 31, 2008, our net income was $1.3 million, or $0.08 per diluted share, compared with $3.0 million, or $0.18 per diluted share for the same period a year ago.

Interest income increased 10% to $58.5 million for the three months ended March 31, 2008 from $53.2 million for the same period a year ago. Automobile contracts purchased decreased $37.7 million to $129.9 million for the three months ended March 31, 2008 from $167.6 million for the same period a year ago. This decrease was the result of the slowdown in the economy and current market conditions, in addition to our focus on tighter underwriting criteria. During the three months ended March 31, 2008, we closed 14 underperforming branches bringing our total to 128 branches in 38 states.

Interest Income

Interest income increased by 10% to $58.5 million for the three months ended March 31, 2008 from $53.2 million for the same period a year ago due primarily to the increase in average automobile contracts of $90.2 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances.

Interest Expense

Interest expense increased 20% to $12.6 million for the three months ended March 31, 2008 from $10.5 million for the same period a year ago. The average debt outstanding increased by 26% to $809.4 million for the three months ended March 31, 2008 from $727.0 million for the same period a year ago. The average interest rate increased 6.6% to 6.26% for the three months ended March 31, 2008 from 5.87% for the same period a year ago. The increase was the result of higher market interest rates, coupled with the pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended March 31, 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $17.6 million for the three months ended March 31, 2008 compared with $14.5 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $90.2 million increase in average automobile contracts and an increase in the annualized charge-off rate to 7.14% for the three months ended March 31, 2008 compared to 5.62% for the same period a year ago.

The increase in our annualized net charge-offs was the result of increased defaults due to the overall deteriorating economic environment.

The total allowance for loan losses was $49.6 million at March 31, 2008 compared with $38.9 million at March 31, 2007, representing 5.57% of automobile contracts, less unearned acquisition discounts, at March 31, 2008 and 4.72% at March 31, 2007. The increase in the allowance for loan losses was due primarily to a $65.4 million increase in automobile contracts outstanding, which increased to $932.3 million at March 31, 2008 from $866.9 million at March 31, 2007 and an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $0.2 million to $0.5 million for the three months ended March 31, 2008 from $0.3 million for the same period a year ago.

Non-interest Expense

Non-interest expense increased $3.1 million to $26.6 million for the three months ended March 31, 2008 from $23.5 million for the same period a year ago. The increase in non-interest expense was due to the increase in total average number of branches in the first quarter of 2008 versus the first quarter of 2007. Non-interest expense, excluding the restructuring charges associated with branch closures, as a percentage of average loans dropped to 11.09% from 11.39% for the same period a year ago. A pretax restructuring charge of $1.0 million was recorded for costs associated with branch closures in the quarter ended March 31, 2008 which included severance, fixed asset write-offs and post-closure costs. The restructuring charge included a $450,000 reserve for estimated future lease obligations.

Income Taxes

Income taxes decreased $1.2 million to $0.8 million for the three months ended March 31, 2008 from $2.0 million for the same period a year ago. This decrease occurred primarily as a result of a $3.0 million decrease in taxable income before income taxes.

Financial Condition

Comparison of Financial Condition at March 31, 2008 and December 31, 2007

Total assets increased $5.5 million, to $982.7 million at March 31, 2008, from $977.2 million at December 31, 2007. The increase resulted from a $6.3 million increase in automobile contracts to $889.0 million, net of unearned acquisition discounts and unearned finance charges, at March 31, 2008 from $882.7 million at December 31, 2007.

Securitization notes payable decreased to $647.2 million at March 31, 2008 from $762.2 million at December 31, 2007 due to payments on the automobile contracts backing the securitized borrowings.

Warehouse line of credit borrowing increased to $154.4 million as of March 31, 2008 from $35.6 as of December 31, 2007 due to funding of additional automobile contracts during the three months ended March 31, 2008.

Shareholders’ equity increased to $160.9 million at March 31, 2008 from $159.3 million at December 31, 2007, primarily as a result of net income of $1.3 million and recognition of expense for fair value of options of $0.3 million.

Cash Flows

Comparison of Cash Flows for the Three Months Ended March 31, 2008 and 2007

 Cash provided by operating activities was $15.0 million and $14.6 million for the three months ended March 31, 2008 and 2007, respectively. Cash provided by operating activities increased for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to an increase in cash received on interest income, partially offset by an increase in cash used on interest expense.

Cash used in investing activities was $16.3 million and $56.0 million for the three months ended March 31, 2008 and 2007, respectively. Cash used in investing activities decreased for the three months ended March 31, 2008 compared to the same period in 2007 due to a decrease of $37.7 million in automobile contracts purchased.

Cash used in financing activities was $2.3 million for three months ended March 31, 2008. Cash provided by financing activities was $26.4 million for the three months ended March 31, 2007. Cash used in financing activities increased for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to $115.0 million payments on securitization notes payable and $126.5 million proceeds from warehouse line of credit in the three months ended March 31, 2008 and $95.1 million payments on securitization notes payable and $141.8 million proceeds from warehouse line of credit in the three months ended March 31, 2007.

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

Recent Accounting Developments

See Note 3 to the Consolidated Financial Statements included in Item 1 to this Quarterly Report on Form 10-Q for a discussion of recent accounting developments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2008, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2008 to January 31, 2008	—	$—	—	1,410,262
February 1, 2008 to February 29, 2008	—	$—	—	1,410,262
March 1, 2008 to March 31, 2008	—	$—	—	1,410,262
Total	—	$—	—	1,410,262

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

United PanAm Financial Corp.

Date:	May 8, 2008	By:	/S/ Ray Thousand
Ray Thousand Chief Executive Officer and President (Principal Executive Officer)

	May 8, 2008	By:	/s/ Arash Khazei
Arash Khazei Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)