Form 10-Q
period 2008-06-30
UNITED PAN AM FINANCIAL CORP
filed 2008-08-11
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of July 31, 2008 was 15,737,399 shares.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
June 30, 2008

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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	June 30, 2008	December 31, 2007
(Dollars in thousands)	(Unaudited)	(Audited)
Assets
Cash	$8,257	$9,909
Short term investments	14,646	7,332
Cash and cash equivalents	22,903	17,241
Restricted cash	76,094	73,633
Loans	876,075	882,651
Allowance for loan losses	(49,290)	(48,386)
Loans, net	826,785	834,265
Premises and equipment, net	5,870	6,799
Interest receivable	10,071	10,424
Other assets	31,144	34,819
Total assets	$972,867	$977,181
Liabilities and Shareholders’ Equity
Securitization notes payable	$549,157	$762,245
Warehouse line of credit	237,144	35,625
Accrued expenses and other liabilities	11,091	9,660
Junior subordinated debentures	10,310	10,310
Total liabilities	807,702	817,840
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding	—	—
Common stock (no par value):
Authorized, 30,000,000 shares; 15,737,399 shares issued and outstanding at June 30, 2008 and December 31, 2007	49,990	49,504
Retained earnings	115,175	109,837
Total shareholders’ equity	165,165	159,341
Total liabilities and shareholders’ equity	$972,867	$977,181

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income
Loans	$57,090	$56,019	$114,797	$108,298
Short term investments and restricted cash	536	1,036	1,299	1,981
Total interest income	57,626	57,055	116,096	110,279
Interest Expense
Securitization notes payable	9,304	8,551	20,192	17,751
Warehouse line of credit	2,023	2,763	3,548	3,866
Other interest expense	146	288	339	498
Total interest expense	11,473	11,602	24,079	22,115
Net interest income	46,153	45,453	92,017	88,164
Provision for loan losses	15,080	14,024	32,722	28,505
Net interest income after provision for loan losses	31,073	31,429	59,295	59,659

Non-interest Income	568	500	1,039	847

Non-interest Expense
Compensation and benefits	14,904	15,594	31,819	30,933
Occupancy	2,140	2,263	4,604	4,446
Other non-interest expense	5,217	6,345	11,418	12,356
Restructuring charges	2,751	—	3,785	—
Total non-interest expense	25,012	24,202	51,626	47,735
Income before income taxes	6,629	7,727	8,708	12,771
Income taxes	2,565	3,090	3,370	5,108
Net income	$4,064	$4,637	$5,338	$7,663

Earnings per share-basic:
Net income	$0.26	$0.29	$0.34	$0.48
Weighted average basic shares outstanding	15,737	15,803	15,737	16,121

Earnings per share-diluted:
Net income	$0.26	$0.28	$0.34	$0.46
Weighted average diluted shares outstanding	15,763	16,494	15,763	16,766

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity
(Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2006	16,713,838	$60,614	$99,251	$159,865
Net income	—	—	7,663	7,663
Exercise of stock options, net	31,567	143	—	143
Tax effect of exercised stock options	—	112	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	(13,188)
Stock-based compensation expense	—	1,193	—	1,193
Balance, June 30, 2007	15,732,192	48,874	106,914	155,788
Balance, December 31, 2007	15,737,399	49,504	109,837	159,341
Net income	—	—	5,338	5,338
Stock-based compensation expense	—	486	—	486
Balance, June 30, 2008	15,737,399	$49,990	$115,175	$165,165

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2008	2007
Cash Flows from Operating Activities:
Net Income	$5,338	$7,663
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	32,722	28,505
Accretion of discount on loans	(13,443)	(13,521)
Depreciation and amortization	1,181	1,175
Stock-based compensation	486	1,193
Tax benefit from stock-based compensation	(188)	(477)
Decrease (Increase) in accrued interest receivable	353	(457)
Decrease in other assets	3,675	1,969
Increase in accrued expenses and other liabilities	1,431	487
Net cash provided by operating activities	31,555	26,537

Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	(11,799)	(108,794)
Purchase of premises and equipment	(252)	(2,724)
Net cash used in investing activities	(12,051)	(111,518)

Cash Flows from Financing Activities:
Proceeds from warehouse line of credit	209,271	277,898
Repayment of warehouse line of credit	(7,752)	(249,380)
Proceeds from residual line of credit	—	10,283
Repayment of residual line of credit	—	(5,100)
Proceeds from securitization	—	250,000
Payments on securitization notes payable	(213,088)	(186,742)
Increase in restricted cash	(2,461)	(12,827)
Proceeds from exercise of stock options	—	255
Repurchase of common stock	—	(13,188)
Tax benefit from stock-based compensation	188	477
Net cash (used in) provided by financing activities	(13,842)	71,676
Net increase (decrease) in cash and cash equivalents	5,662	(13,305)
Cash and cash equivalents at beginning of period	17,241	28,294
Cash and cash equivalents at end of period	$22,903	$14,989
Supplemental Disclosures of Cash Payments Made for:
Interest	$24,079	$21,847
Income taxes	$677	$3,606

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

At June 30, 2008, UACC and United Auto Business Operations, LLC (“UABO”) were direct wholly-owned subsidiaries of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

4. Restricted Cash

Restricted cash relates to $36.4 million of deposits held as collateral for securitized obligations and warehouse liabilities at June 30, 2008 compared with $32.1 million at December 31, 2007. Additionally, $39.7 million at June 30, 2008 relates to cash sent to the trustee that will be applied to the pay down of securitized obligations and warehouse liabilities compared with $41.6 million at December 31, 2007.

5. Loans

Loans are summarized as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans securitized	$608,856	$832,947
Loans unsecuritized	309,599	94,974
Unearned finance charges	(964)	(1,571)
Unearned acquisition discounts	(41,416)	(43,699)
Allowance for loan losses	(49,290)	(48,386)
Total loans, net	$826,785	$834,265
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.63%	5.48%
Unearned acquisition discounts to gross loans	4.51%	4.72%
Average percentage rate to borrowers	22.71%	22.64%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $290.1million and $70.5 million pledged under the Company’s warehouse facilities as of June 30, 2008 and December 31, 2007, respectively.

The activity in the allowance for loan losses consists of the following:

	Six Months Ended June 30,		Twelve Months Ended December 31,
	2008	2007	2007
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$48,386	$36,037	$36,037
Provision for loan losses	32,722	28,505	69,764
Net charge-offs	(31,818)	(22,829)	(57,415)

Allowance for loan losses at end of period	$49,290	$41,713	$48,386

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of June 30, 2008. However, ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

6. Borrowings

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Since 2005, regular contract securitizations have been an integral part of our business plan to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. However, due to the fact that the asset-backed securities market, along with credit markets in general, have been experiencing unprecedented disruptions, the execution of securitization transactions is more challenging and expensive. We have not accessed the securitization market with a transaction since November 2007. We are analyzing our strategy going forward as to whether UPFC will continue to use securitizations as an integral part of our business plan. For more information, see Recent Market Developments in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the Quarterly Report on this form 10-Q.

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

 The following table lists each of our securitizations as of June 30, 2008:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at June 30, 2008
(Dollars in thousands)
2005A	April 14, 2005	December 2010	$195,000	$17,103
2005B	November 10, 2005	August 2011	$225,000	$37,712
2006A	June 15, 2006	May 2012	$242,000	$68,049
2006B	December 14, 2006	August 2012	$250,000	$101,574
2007A	June 14, 2007	July 2013	$250,000	$146,361
2007B	November 8, 2007	July 2014	$250,000	$178,358
		Total	$1,412,000	$549,157

(1) Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(Dollars in thousands)
Automobile contracts, net	$608,856	$832,947
Restricted cash	$30,585	$30,647
Total assets pledged	$639,441	$863,594

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Receivables securitized	$—	$268,817	$—	$268,817
Proceeds from securitization	$—	$250,000	$—	$250,000
Distribution from the trusts	$22,140	$20,939	$42,248	$41,508

In order to assist our borrowers who have been adversely impacted by the rise in gasoline prices, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. As a result, we repurchased $14.0 million and $4.5 million during the three months ended June 30, 2008 and 2007, respectively. We repurchased $22.2 million and $4.7 million during the six months ended June 30, 2008 and 2007, respectively. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility.

As of June 30, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. On July 25, 2008, Jim Vagim was appointed as our chief executive officer and Ray C. Thousand was terminated from that position. The termination of Mr. Thousand as our chief executive officer could adversely affect our six outstanding securitizations. Unless Mr. Vagim is approved by the various insurance providers that insure our six outstanding securitizations, the termination of Mr. Thousand is a potential insurance event of default and each of the three insurance providers may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization. We have requested approval of Mr. Vagim as our chief executive officer from the insurance providers, but there is no assurance we will obtain such approvals.

Warehouse Facility

As of June 30, 2008, our $300 million warehouse facility was drawn to $237.1 million, which we use to fund our automobile finance operations to purchase automobile contracts pending securitization. Under the terms of the facility, our indirect subsidiary, UFC, may obtain advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We have provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UACC and UFC under the warehouse facility. Whether we may obtain further advances under the facility depends on, among other things, the performance of the automobile contracts that are pledged under the facility and whether we comply with certain financial covenants contained in the sale and servicing agreement. We were in compliance with the terms of such financial covenants as of June 30, 2008. The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•	the yields received on automobile contracts;

•	the rates and amounts of loan delinquencies, defaults and net credit losses; and

•	how quickly and at what price repossessed vehicles can be resold.

On October 18, 2007, we executed a twelve month extension of this warehouse facility, which will expire on October 16, 2008. There is no assurance that we will be able to obtain further advances under this facility during its term or that this facility will continue to be available beyond the current expiration date at reasonable terms or at all. If we are unable to obtain advances under this facility for any reason and we are then unable to replace this facility or arrange for other types of interim financing, we will have to curtail or cease our automobile contract purchasing activities, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our financial position and results of operations.

Further, on July 25, 2008, Jim Vagim was appointed our chief executive officer and Ray C. Thousand was terminated from that position. The termination of Mr. Thousand as our chief executive officer could adversely affect our warehouse facility. Unless the warehouse facility lender approves the appointment of Mr. Vagim as the replacement chief executive officer, it could exercise its rights to terminate the warehouse line of credit and declare all amounts owed under the warehouse facility as immediately due and payable. We have requested approval of Mr. Vagim as our chief executive officer from the warehouse lender, but there is no assurance we will obtain such approval.

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

7. Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. During the three months ended June 30, 2007, we repurchased 281,815 shares of our common stock for an average price of $13.95 per share for an aggregate purchase price of $3.9 million. During the six months ended June 30, 2007, we repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million. In total we have repurchased 2,089,738 shares of our common stock for an average price of $15.58 per share for an aggregate purchase price of $32.6 million. We did not repurchase any shares of our common stock during the three or six months ended June 30, 2008.

8. Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that book value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of June 30, 2008 there were 4,146,706 options outstanding.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three and six months ended June 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. In our pro forma information required under SFAS No. 123 for the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and six months ended June 30, 2008 and 2007.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Stock-based compensation expense	$158	$623	$486	$1,193
Tax benefit	(61)	(249)	(188)	(477)
Stock-based compensation expense, net of tax	$97	$374	$298	$716
Stock-based compensation expense, net of tax, per diluted shares	$0.01	$0.02	$0.02	$0.04

At June 30, 2008, 595,015 shares of common stock were reserved for future stock based compensation grants.

On February 1, 2008, the Board of Directors approved restricted stock grants of 94,571 shares to our executive officers. The restricted stock grants vest at various dates. The unvested restricted grants are included in the outstanding options balance as of June 30, 2008.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 42 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Expected dividends	$—	$—	$—	$—
Expected volatility	63.36%	43.15%	62.10%	43.74%
Risk-free interest rate	3.10%	4.71%	2.86%	4.69%
Expected life	5.00 years	5.00 years	5.00 years	5.00 years

At June 30, 2008, there was $3.5 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 1.83 years. A summary of option activity for the six months ended June 30, 2008 and 2007 is as follows:

	Six Months Ended June 30,
	2008		2007
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,110,335	$14.02	4,023,436	$14.66
Granted	295,571	6.90	92,500	13.93
Canceled or expired	(259,200)	15.87	(106,000)	21.95
Exercised	—	—	(37,700)	6.13

Balance at end of period	4,146,706	13.40	3,972,236	14.54

Weighted average fair value per share of options granted during period	$4.65		$6.25

At June 30, 2008, options exercisable to purchase 3,155,361 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	152,870	$0.23	8.65	16,469	$2.35
$3.1651 to $6.3300	670,392	—	4.22	2.07	670,392	4.22
$6.3301 to $9.4950	73,100	12,000	7.38	4.11	73,100	7.16
$9.4951 to $12.6600	1,381,500	212,000	10.24	3.89	1,381,500	10.21
$12.6601 to $15.8250	337,150	103,500	14.67	4.06	337,150	14.83
$15.8251 to $18.9900	136,700	33,300	17.63	5.50	136,700	17.64
$18.9901 to $22.1550	310,200	36,800	20.06	3.18	310,200	20.04
$22.1551 to $25.3200	41,600	25,900	23.26	7.21	41,600	23.22
$25.3201 to $28.4850	72,600	27,000	26.61	7.23	72,600	26.45
$28.4851 to $31.6500	115,650	387,975	29.99	7.54	115,650	29.66
	3,155,361	991,345	$13.40	4.40	3,155,361	$11.86

The weighted average remaining contractual life of outstanding options was 4.40 years at June 30, 2008 and 4.68 years at December 31, 2007.

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

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)
Weighted average common shares outstanding during the period to compute basic earnings per share	15,737	15,803	15,737	16,121
Incremental common shares attributable to exercise of outstanding options	26	691	26	645
Weighted average number of common shares used to compute diluted earnings per share	15,763	16,494	15,763	16,766

The above calculation of diluted earnings per share excluded 4,169,000 and 1,665,000 average shares for the three months ended June 30, 2008 and 2007, and 4,202,000 and 1,714,000 average shares for the six months ended June 30, 2008 and 2007 respectively, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

10. Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 5.76% as of June 30, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

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

13. Restructuring Charges

A pretax restructuring charge of $2.8 million was recorded for costs associated with closure of branches in the second quarter of 2008, which included severance, fixed asset write-offs and post-closure costs. The restructuring charge included a $1.5 million reserve for estimated future lease obligations as of June 30, 2008. As of June 30, 2008, the liabilities related to the restructuring charges totaled $3.8 million.

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

To improve overall corporate profitability, we began to close and consolidate overlapping and underperforming branches in the third quarter of 2007, and continued through the first and the second quarters of 2008. During the quarter ended June 30, 2008, we closed 22 branches bringing the total number of closures in 2008 to 36 branches. As a result of the closures, we have 106 branches which continue to operate in 36 states. The majority of closures were from the consolidation of branches within the same market. The loan portfolios of the closed branches represented less than 10% of the overall portfolio balance and continue to be serviced by other branches within the same market or by our Business Operation Unit in Dallas. The closures resulted in a decrease in the number of employees of approximately 230, or 20%, of our work force since December 2007. These closures are expected to result in cost savings, including operating expenses, of $12.0 million to $15.0 million annually. The closures will improve operating leverage and allow us to remain profitable at lower total origination levels. These branch closures have been achieved with no deterioration in servicing quality to date.

Due to continued disruptions in the capital markets and uncertainty as to the future of the securitization market as a source of financing, we have made the decision to further downsize the Company and reduce our branch footprint. We will begin a systematic evaluation of our branch network and will continue to consolidate and close branches. The majority of the branch closures will continue to be from consolidations of branches within the same market.

In addition, we will significantly slow new loan originations in the third and fourth quarter of 2008 to allow the Company’s outstanding receivables to shrink to a level where our capital base will be able to finance future originations at the lower advance structures currently available in the market.

UPFC and the industry in general experienced a higher rate of delinquencies and losses which we believe have been primarily due to general economic conditions, and particularly due to increased gasoline prices and employment contraction. As a result, during the third quarter of 2007, we modified our underwriting criteria for purchasing automobile contracts requiring higher minimum income levels and higher minimum book value of the automobile in order to pursue higher-quality borrowers and more recent model year automobiles. In addition, under our revised underwriting criteria, we may purchase contracts with terms extending up to 72 months (from up to 60 months previously) for creditworthy borrowers who can demonstrate higher income levels and better credit records. Also, as part of the underwriting review, we increased pricing for purchasing automobile contracts in 22 states by almost 100 basis points in APR. The states affected by the new pricing account for approximately 60% of automobile contracts that we currently purchase and we expect that the impact will result in a gradual increase of approximately 60 basis points in weighted average yield over the next few years.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements after December 31, 2005 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $158,000 and $623,000 for the three months ended June 30, 2008 and 2007, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $486,000 and $1,193,000 for the six months ended June 30, 2008 and 2007, respectively.

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

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	June 30, 2008	December 31, 2007
	(Dollars in Thousands)
Automobile Contracts	$918,455	$927,921
Unearned finance charges (1)	(964)	(1,571)
Unearned acquisition discounts (1)	(41,416)	(43,699)
Allowance for loan losses (1)	(49,290)	(48,386)
Total loans, net	$826,785	$834,265

(1) See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $49.3 million at June 30, 2008 compared with $48.4 million at December 31, 2007, representing 5.63% of loans at June 30, 2008 and 5.48% at December 31, 2007.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Six Months Ended
	June 30, 2008	June 30, 2007
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$48,386	$36,037
Provision for loan losses (1)	32,722	28,505
Net charge-offs	(31,818)	(22,829)
Balance at end of period	$49,290	$41,713
Annualized net charge-offs to average loans	6.91%	5.32%
Ending allowance to period end loans	5.63%	4.78%

(1) See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

 The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	June 30, 2008		December 31, 2007		June 30, 2007
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$6,720	0.73%	$7,194	0.78%	$4,828	0.53%
60 to 89 days	2,272	0.25%	2,756	0.30%	1,801	0.20%
90+ days	983	0.11%	1,534	0.16%	712	0.07%
Total	$9,975	1.09%	$11,484	1.24%	$7,341	0.80%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	June 30, 2008	December 31, 2007	June 30, 2007
	(Dollars in Thousands)
Nonaccrual loans	$19,509	$21,185	$13,999
Nonaccrual loans to gross loans	2.13%	2.29%	1.52%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	5.63%	5.48%	4.78%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from July 2003 through March 2008. Contract pools subsequent to March 2008 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of	Jul-03	Oct-03	Jan-04	Apr-04	Jul-04	Oct-04	Jan-05	Apr-05	Jul-05	Oct-05	Jan-06	Apr-06	Jul-06	Oct-06	Jan-07	Apr-07	Jul-07	Oct-07	Jan-08
Months	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Outstanding	Sep-03	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.05%	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%	0.09%	0.04%
7	0.56%	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%	0.82%	0.54%
10	1.41%	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%	1.73%	1.77%	2.28%	1.90%
13	2.26%	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%	3.23%	3.09%	3.29%	3.51%
16	3.50%	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%	4.87%	4.54%
19	4.48%	4.06%	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%	5.03%	5.92%	6.73%	6.23%
22	5.19%	4.78%	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%	7.41%	7.98%
25	5.83%	5.53%	5.63%	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.05%	7.66%	8.59%
28	6.55%	6.07%	6.16%	5.96%	6.31%	7.02%	7.23%	7.41%	7.67%	8.08%	8.56%
31	7.14%	6.42%	6.76%	6.62%	7.05%	7.66%	7.86%	8.24%	8.62%	8.78%
34	7.54%	6.77%	7.37%	7.20%	7.47%	8.24%	8.52%	9.04%	9.25%
37	7.85%	7.14%	7.95%	7.52%	7.81%	8.73%	9.11%	9.54%
40	8.21%	7.61%	8.24%	7.83%	8.21%	9.12%	9.43%
43	8.50%	7.78%	8.44%	8.12%	8.47%	9.34%
46	8.64%	7.93%	8.63%	8.33%	8.63%
49	8.79%	8.11%	8.81%	8.43%
52	8.87%	8.16%	8.85%
55	8.95%	8.24%
58	8.98%
Original Pool ($000)	$72,002	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019	$162,873	$144,586	$102,526	$127,280
Remaining Pool ($000)	$628	$1,156	$2,743	$3,904	$5,764	$7,464	$14,740	$18,134	$21,005	$23,802	$42,773	$50,929	$56,848	$55,783	$96,927	$107,791	$109,521	$85,719	$117,335
Remaining Pool (%)	0.9%	1.7%	2.9%	4.3%	6.4%	8.6%	12.4%	15.0%	18.7%	23.5%	29.9%	35.4%	41.7%	49.0%	59.1%	66.2%	75.7%	83.6%	92.2%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at June 30, 2008 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$25,778	$341,381	$483,927	$66,405	$917,491

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

As 2008 has progressed, we have experienced increasing reliance for liquidity on advances we are obtaining under our warehouse facility, which will expire on October 16, 2008. Management is currently evaluating alternative sources of financing in case we are unable to obtain advances for any reason under the warehouse facility. If we are unable to obtain advances under the warehouse facility or arrange for other types of interim financing, we will have to curtail or cease automobile contract purchasing activities, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our financial position and results of operations. For a more complete description of the risks that we face, see Item 1A “Risk Factors” in our 2007 Annual Report on Form 10-K.

Recent Market Developments

A number of factors have adversely impacted our liquidity in 2008 and we anticipate these factors will continue to adversely impact our liquidity through 2008, including higher credit enhancement levels in our securitization transactions driven by disruptions in the capital markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio and substantially weakened demand for securities guaranteed by insurance policies, making the execution of securitization transactions more challenging and expensive. We may also realize decreased cash distributions from our securitization trusts due to weaker credit performance and higher borrowing costs.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in 2008. Further, the prime quality automobile securitizations that were executed in 2008 utilized senior-subordinated structures and sold only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there has been a limited number of public issuances of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since November 2007.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. We have anticipated that we will continue to require execution of securitization transactions or other types of receivable financing during 2008. However, due to the current conditions in the asset-backed securities market, along with credit markets in general, the execution of securitization transactions is more challenging and expensive and we are analyzing our strategy going forward as to whether we will continue to use securitizations as an integral part of our business plan. As we discussed above, management is currently evaluating alternative sources of financing and there can be no assurance that funding will be available to us through the execution of securitization of transactions or, if available, that the funding will be on acceptable terms. If we are unable to execute these securitization transactions on a regular basis, and are otherwise unable to issue any other debt or equity, or arrange for other types of interim financing, we would not have sufficient funds to finance new purchases of automobile contracts.  In such event, we would be required to revise the scale of our business, including the curtailment or cessation of our automobile contract purchasing activities. This would have a material adverse effect on our ability to achieve our business and financial objectives. For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K.

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Since 2004, regular contract securitizations have been an integral part of our business plan going in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We have developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. However, due to the fact that the asset-backed securities market, along with credit markets in general, have been experiencing unprecedented disruptions, the execution of securitization transactions is more challenging and expensive and we have not accessed the securitization market with a transaction since November 2007 and we are analyzing our strategy going forward as to whether we will continue to use securitizations as an integral part of our business plan.

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

The following table lists each of our securitizations and its remaining balance as of June 30, 2008.

 (Dollars in thousands)
Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	17,103	4.34%	17,103	18,300	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	37,712	4.98%	37,712	42,376	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	—	5.46%	68,049	5.49%	68,049	74,908	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	2,574	5.15%	99,000	5.01%	101,574	111,606	0.38%	0.035%
2007A	June 14, 2007	250,000	—	5.33%	47,361	5.46%	99,000	5.53%	146,361	162,290	0.37%	0.032%
2007B	November 8, 2007	250,000	—	4.98685%	79,358	5.75%	99,000	6.15%	178,358	199,376	0.45%	0.035%
		$1,412,000							$549,157	$608,856

(1) Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

In order to assist our borrowers who have been adversely impacted by the rise in gasoline pries, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. We funded the purchase price for the repurchase of these loans by obtaining advances under our existing warehouse facility. As a result, we repurchased $13.9 million and 4.5 million during the three months ended June 30, 2008 and 2007, respectively. We repurchased 22.2 million and 4.7 million during the six months ended June 30, 2008 and 2007, respectively.

As of June 30, 2008 we were in compliance with all terms of the financial covenants related to our securitization transactions. On July 25, 2008, Jim Vagim was appointed as our chief executive officer and Ray C. Thousand was terminated from that position. The termination of Mr. Thousand as our chief executive officer could adversely affect our six outstanding securitizations. Unless Mr. Vagim is approved by the various insurance providers that insure our six outstanding securitizations, the termination of Mr. Thousand is a potential insurance event of default and each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization. We have requested approval of Mr. Vagim as our chief executive officer from the insurance providers, but there is no assurance UPFC will obtain such approvals.

Warehouse Facility

As of June 30, 2008, our $300 million warehouse facility was drawn to $237.1 million. On October 18, 2007, we executed a twelve month extension of our existing $300 million warehouse facility with Deutsche Bank. There were no material changes to the existing warehouse agreement , which will expire on October 16, 2008. There is no assurance that we will be able to obtain further advances under this facility during its term or that this facility will continue to be available beyond the current expiration date at reasonable terms or at all. If we are unable to obtain advances under this facility for any reason and we are then unable to replace this facility or arrange for other types of interim financing, we will have to curtail or cease our automobile contract purchasing activities, sell receivables on a whole-loan basis or otherwise revise the scale of our business, which would have a material adverse effect on our financial position and results of operations.

Further, on July 25, 2008, Jim Vagim was appointed our chief executive officer and Ray C. Thousand was terminated from that position. The termination of Mr. Thousand as our chief executive officer could adversely affect our warehouse facility. Unless the warehouse facility lender approves the appointment of Mr. Vagim as the replacement chief executive officer, it could exercise its rights to terminate the warehouse line of credit and declare all amounts owed under the warehouse facility as immediately due and payable. We have requested approval of Mr. Vagim as our chief executive officer from the warehouse lender, but there is no assurance we will obtain such approval.

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

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the warehouse facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), we could be required to increase the amount of funds that we hold in restricted cash. Failure to meet any of these covenants could also result in an event of default under the warehouse facility. If an event of default occurs under the warehouse facility, the lender could elect to declare all amounts outstanding under the facility to be immediately due and payable, enforce the interest against collateral pledged under the agreement or restrict our ability to obtain additional borrowings under the facility. We were in compliance with the terms of such financial covenants as of June 30, 2008, except as described above relating to the approval of Mr. Vagim as our new chief executive officer.

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

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the six months ended June 30, 2007. In total we have repurchased 2,089,738 shares of our common stock for an average price of $15.58 per share for an aggregate purchase price of $32.6 million. We did not repurchase any shares of our common stock during the six months ended June 30, 2008.

Subordinated Debentures

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 5.76% as of June 30, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of June 30, 2008.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$237,144	$—	$—	$—	$237,144
Securitization notes payable	307,438	241,719	—	—	549,157
Operating lease obligations	6,305	10,846	4,911	42	22,104
Junior subordinated debentures	—	—	—	10,310	10,310
Total	$550,887	$252,565	$4,911	$10,352	$818,715

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Data

(Dollars in thousands)	At or For the Three Months Ended		At or For the Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

Operating Data
Contracts purchased	$98,508	$167,807	$228,438	$335,447
Contracts outstanding	$917,491	$918,638	$917,491	$918,638
Unearned acquisition discounts	$(41,416)	$(45,077)	$(41,416)	$(45,077)
Average loan balance	$925,891	$893,174	$926,135	$865,254
Unearned acquisition discounts to gross loans	4.51%	4.91%	4.51%	4.91%
Average percentage rate to borrowers	22.71%	22.62%	22.71%	22.62%

Loan Quality Data
Allowance for loan losses	$(49,290)	$(41,713)	$(49,290)	$(41,713)
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.63%	4.78%	5.63%	4.78%
Delinquencies (% of net contracts)
31-60 days	0.73%	0.53%	0.73%	0.53%
61-90 days	0.25%	0.20%	0.25%	0.20%
90+ days	0.11%	0.07%	0.11%	0.07%
Total	1.09%	0.80%	1.09%	0.80%
Repossessions over 30 days past due (% of net contracts)	0.85%	0.54%	0.85%	0.54%
Annualized net charge-offs to average loans (1)	6.66%	5.04%	6.91%	5.32%

Other Data
Number of branches	106	144	106	144
Number of employees	947	1,035	947	1.035
Interest income	$57,626	$57,055	$116,096	$110,279
Interest expense	$11,473	$11,602	$24,079	$22,115
Interest margin	$46,153	$45,453	$92,017	$88,164
Net interest margin as a percentage of interest income	80.09%	79.67%	79.26%	79.95%
Net interest margin as a percentage of average loans (1)	20.05%	20.41%	19.98%	20.55%
Non-interest expense to average loans (1)	10.86%	10.87%	11.21%	11.13%
Non-interest expense to average loans (2)	9.67%	10.87%	10.39%	11.13%
Return on average assets (1)	1.67%	1.97%	1.10%	1.68%
Return on average shareholders’ equity (1)	10.03%	12.04%	6.65%	9.89%
Consolidated capital to assets ratio	16.98%	16.01%	16.98%	16.01%
_____________________________________

(1) Quarterly information is annualized for comparability with full year information.
(2) Excluding restructuring charges.

Results of Operations

Comparison of Operating Results for the three Months Ended June 30, 2008 and 2007

General

For the three months ended June 30, 2008, our net income was $4.1 million, or $0.26 per diluted share, compared with $4.6 million, or $0.28 per diluted share for the same period a year ago.

Interest income increased 0.9% to $57.6 million for the three months ended June 30, 2008 from $57.1 million for the same period a year ago due to an increase in average automobile contracts outstanding of $32.7 million. Automobile contracts purchased decreased $69.3 million to $98.5 million for the three months ended June 30, 2008 from $167.8 million for the same period a year ago. This decrease was the result of the slowdown in the economy and current market conditions, in addition to our focus on tighter underwriting criteria. During the three months ended June 30, 2008, we closed 22 underperforming branches bringing our total number of operating branches to 106 in 36 states.

Interest Income

Interest income increased by 0.9% to $57.6 million for the three months ended June 30, 2008 from $57.1 million for the same period a year ago due primarily to an increase in average automobile contracts of $32.7 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired.

Interest Expense

Interest expense decreased 0.9% to $11.5 million for the three months ended June 30, 2008 from $11.6 million for the same period a year ago. The average debt outstanding increased by 2.9% to $803.4 million for the three months ended June 30, 2008 from $780.6 million for the same period a year ago. The average interest rate decreased 3.7% to 5.74% for the three months ended June 30, 2008 from 5.96% for the same period a year ago. The decrease was the result of lower market interest rates.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended June 30, 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $15.1 million for the three months ended June 30, 2008 compared with $14.0 million for the same period a year ago. The increase in the provision for loan losses was due primarily to a $32.7 million increase in average automobile contracts and an increase in the annualized charge-off rate to 6.66% for the three months ended June 30, 2008 compared to 5.04% for the same period a year ago.

The increase in our annualized net charge-offs was the result of increased defaults due to the overall deteriorating economic environment.

The total allowance for loan losses was $49.3 million at June 30, 2008 compared with $41.7 million at June 30, 2007, representing 5.63% of automobile contracts, less unearned acquisition discounts, at June 30, 2008 and 4.78% at June 30, 2007. The increase in the allowance for loan losses was due primarily to an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $0.1 million to $0.6 million for the three months ended June 30, 2008 from $0.5 million for the same period a year ago.

Non-interest Expense

Non-interest expense increased $0.8 million to $25.0 million for the three months ended June 30, 2008 from $24.2 million for the same period a year ago. The increase in non-interest expense was due to the increase in total average number of employees in the second quarter of 2008 versus the second quarter of 2007. Non-interest expense, excluding the restructuring charges associated with branch closures, as a percentage of average loans dropped to 9.7% from 10.9% for the same period a year ago. A pretax restructuring charge of $2.8 million was recorded for costs associated with branch closures in the quarter ended June 30, 2008 which included severance, fixed asset write-offs and post-closure costs. The restructuring charge included a $1.5 million reserve for estimated future lease obligations as of June 30, 2008.

Income Taxes

Income taxes decreased $0.5 million to $2.6 million for the three months ended June 30, 2008 from $3.1 million for the same period a year ago. This decrease occurred primarily as a result of a $1.1 million decrease in taxable income before income taxes. Income tax expense is based upon the estimated effective income tax rate that we expect to realize for the year ending December 31, 2008. Our estimated effective income tax rate for the three months ended June 30, 2008 is 38.7% compared to 40.0% for the comparable period in 2007.

Comparison of Operating Results for the Six Months Ended June 30, 2008 and 2007

General

For the six months ended June 30, 2008, our net income was $5.3 million, or $0.34 per diluted share, compared with $7.7 million, or $0.46 per diluted share for the same period a year ago.

Interest income increased 5.3% to $116.1 million for the six months ended June 30, 2008 from $110.3 million for the same period a year ago due primarily to an increase in average automobile contracts of $60.9 million. Automobile contracts purchased decreased $107.0 million to $228.4 million for the six months ended June 30, 2008 from $335.4 million for the same period a year ago as a result of the closing of branches and tighter underwriting criteria in light of current economic conditions. During the six months ended June 30, 2008, we closed 36 auto finance branches bringing our total to 106 branches in 36 states.

Interest Income

Interest income increased by 5.3% to $116.1 million for the six months ended June 30, 2008 from $110.3 million for the same period a year ago due primarily to an increase in average automobile contracts of $60.9 million. Interest income on loans represents finance charges taken into earnings during the quarter as well as the accretion of the acquisition discount fee on loans acquired.

Interest Expense

Interest expense increased 9.0% to $24.1million for the six months ended June 30, 2008 from $22.1 million for the same period a year ago. The average debt outstanding increased by 7.0% to $805.7 million for the six months ended June 30, 2008 from $753.3 million for the same period a year ago. The average interest rate increased to 6.01% for the six months ended June 30, 2008 from 5.92% for the same period a year ago. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the six months ended June 30, 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $32.7 million for the six months ended June 30, 2008 compared with $28.5 million for the same period a year ago. The increase in the provision for loan losses was due primarily to an increase in the annualized charge-off rate to 6.91% for the six months ended June 30, 2008 compared to 5.32% for the same period a year ago.

The increase in our year-to-date annualized net charge-offs was the result of increased defaults due to the overall deteriorating economic environment.

The total allowance for loan losses was $49.3 million at June 30, 2008 compared with $41.7 million at June 30, 2007, representing 5.63% of net receivables at June 30, 2008 and 4.78% at June 30, 2007. The increase in allowance loan losses was due primarily to an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased to $1.0 million for the six months ended June 30, 2008 from $0.8 million for the same period a year ago.

Non-interest Expense

Non-interest expense increased $3.9 million to $51.6 million for the six months ended June 30, 2008 from $47.7 million for the same period a year ago. The increase in non-interest expense was due to the increase in total average number of employees in the six months ended June 30, 2008 compared to the same period a year ago. Non-interest expense, excluding the restructuring charges associated with branch closures, as a percentage of average loans dropped to 10.4% from 11.1% for the same period a year ago. A pretax restructuring charge of $3.8 million was recorded for costs associated with branch closures in the six months ended June 30, 2008 which included severance, fixed asset write-offs and post-closure costs. The restructuring charge included a $1.5 million reserve for estimated future lease obligations as of June 30, 2008.

Income Taxes

Income taxes decreased $1.7 million to $3.4 million for the six months ended June 30, 2008 from $5.1 million for the same period a year ago. This decrease occurred primarily as a result of a $4.1 million decrease in taxable income before income taxes. Income tax expense is based upon the estimated effective income tax rate that we expect to realize for the year ending December 31, 2008. Our estimated effective income tax rate for the six months ended June 30. 2008 is 38.7% compared to 40.0% for the comparable period in 2007.

Financial Condition

Comparison of Financial Condition at June 30, 2008 and December 31, 2007

Total assets decreased $4.3 million, to $972.9 million at June 30, 2008, from $977.2 million at December 31, 2007. The decrease resulted from a $6.6 million decrease in automobile contracts to $876.1 million, net of unearned acquisition discounts and unearned finance charges, at June 30, 2008 from $882.7 million at December 31, 2007.

Securitization notes payable decreased to $549.2 million at June 30, 2008 from $762.2 million at December 31, 2007 due to payments on the automobile contracts backing the securitized borrowings.

Warehouse line of credit borrowing increased to $237.1 million as of June 30, 2008 from $35.6 as of December 31, 2007 due primarily to funding of additional automobile contracts during the six months ended June 30, 2008.

The reduction in securitization notes payable and the increase in borrowings under the warehouse facility reflect the fact that we have not accessed the securitization market with a transaction since November 2007. Management is currently seeking alternative sources of financing. For more information, see Recent Market Developments in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the Quarterly Report on this form 10-Q.

Shareholders’ equity increased to $165.2 million at June 30, 2008 from $159.3 million at December 31, 2007, primarily as a result of net income of $5.3 million and recognition of expense for fair value of options of $0.5 million.

Cash Flows

Comparison of Cash Flows for the Six Months Ended June 30, 2008 and 2007

 Cash provided by operating activities was $31.6 million and $26.5 million for the six months ended June 30, 2008 and 2007, respectively. Cash provided by operating activities increased for the six months ended June 30, 2008 compared to the same period in 2007 due primarily to an increase in cash received on interest income, partially offset by an increase in cash used on interest expense.

Cash used in investing activities was $12.1 million and $111.5 million for the six months ended June 30, 2008 and 2007, respectively. Cash used in investing activities decreased for the six months ended June 30, 2008 compared to the same period in 2007 due to a decrease of $107.0 million in automobile contracts purchased.

Cash used in financing activities was $13.8 million for six months ended June 30, 2008. Cash provided by financing activities was $71.7 million for the six months ended June 30, 2007. Cash used in financing activities for the six months ended June 30, 2008 reflects $213.1 million in payments on securitization notes payable and $209.3 million in proceeds from the warehouse line of credit. Cash provided by financing activities for the six months ended June 30, 2007 reflects $277.9 million in proceeds from the warehouse line of credit, $249.4 million in payments on the warehouse line of credit, $250.0 million in proceeds from securitization and $186.7 million in payments on securitization notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended June 30, 2008, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
April 1, 2008 to April 30, 2008	—	$—	—	1,410,262
May 1, 2008 to May 31, 2008	—	$—	—	1,410,262
June 1, 2008 to June 30, 2008	—	$—	—	1,410,262
Total	—	$—	—	1,410,262

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable

Item 5. Other Information.

Submission of Shareholder Proposals

Under certain circumstances, shareholders are entitled to present proposals at shareholder meetings. If you wish to submit a proposal to be included in our 2008 proxy statement, we must receive it, in a form which complies with the applicable securities laws, on or before May 27, 2008. In addition, in the event a shareholder proposal is not submitted to us on or before August 10, 2008, the proxy to be solicited by the Board of Directors for the 2008 Annual Meeting will confer authority on the holders of the proxy to vote the shares in accordance with their best judgment and discretion if the proposal is presented at the 2008 Annual Meeting without any discussion of the proposal in the proxy statement for such meeting. Please address your proposals to: United PanAm Financial Corp., 18191 Von Karman Avenue, Suite 300, Irvine, California, 92612 Attn: Corporate Secretary.

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

United PanAm Financial Corp.

Date:	August 11, 2008	By:	/S/ JIM VAGIM
Jim Vagim
Chief Executive Officer and President
(Principal Executive Officer)

	August 11, 2008	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)