Form 10-Q
period 2008-09-30
UNITED PAN AM FINANCIAL CORP
filed 2008-11-10
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s Common Stock as of October 31, 2008 was 15,737,399 shares.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
September 30, 2008

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by us in periodic press releases and some oral statements by our officials to securities analysts and shareholders during presentations about us are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” “project,” “will” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, our company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our dependence on securitizations, the lack of a securitization market, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, general economic conditions, and other factors or conditions described under “Part II, Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Our past performance and past or present economic conditions are not indicative of our future performance or of future economic conditions. Undue reliance should not be placed on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	September 30, 2008	December 31, 2007
(Dollars in thousands)	(unaudited)
Assets
Cash	$6,981	$9,909
Short term investments	9,881	7,332
Cash and cash equivalents	16,862	17,241
Restricted cash	75,450	73,633
Loans	801,017	882,651
Allowance for loan losses	(47,800)	(48,386)
Loans, net	753,217	834,265
Premises and equipment, net	5,225	6,799
Interest receivable	9,151	10,424
Other assets	34,670	34,819
Total assets	$894,575	$977,181
Liabilities and Shareholders’ Equity
Securitization notes payable	$469,228	$762,245
Warehouse line of credit	237,378	35,625
Accrued expenses and other liabilities	18,938	9,660
Junior subordinated debentures	10,310	10,310
Total liabilities	735,854	817,840
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding	—	—
Common stock (no par value):	—	—
Authorized, 30,000,000 shares; 15,737,399 shares issued and outstanding at September 30, 2008 and December 31, 2007	50,025	49,504
Retained earnings	108,696	109,837
Total shareholders’ equity	158,721	159,341
Total liabilities and shareholders’ equity	$894,575	$977,181

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Income (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2008	2007	2008	2007
Interest Income
Loans	$54,281	$58,668	$169,078	$166,966
Short term investments and restricted cash	482	1,058	1,781	3,039
Total interest income	54,763	59,726	170,859	170,005
Interest Expense
Securitization notes payable	7,995	10,171	28,187	27,922
Warehouse line of credit	5,004	2,058	8,552	5,924
Other interest expense	149	303	488	801
Total interest expense	13,148	12,532	37,227	34,647
Net interest income	41,615	47,194	133,632	135,358
Provision for loan losses	18,822	20,031	51,544	48,536
Net interest income after provision for loan losses	22,793	27,163	82,088	86,822

Non-interest Income	877	469	1,916	1,316

Non-interest Expense
Compensation and benefits	13,032	15,054	44,851	45,987
Occupancy	2,037	2,372	6,641	6,818
Other non-interest expense	4,816	6,303	16,234	18,659
Restructuring charges	4,139	—	7,924	—
Other non-recurring charges	9,890	—	9,890	—
Total non-interest expense	33,914	23,729	85,540	71,464
Loss (income) before income taxes	(10,244)	3,903	(1,536)	16,674
Income tax (benefit) provision	(3,765)	1,345	(395)	6,453
Net (loss) income	$(6,479)	$2,558	$(1,141)	$10,221
Earnings per share-basic:
Net (loss) income	$(0.41)	$0.16	$(0.07)	$0.64
Weighted average basic shares outstanding	15,737	15,732	15,737	15,990
Earnings per share-diluted:
Net (loss) income	$(0.41)	$0.16	$(0.07)	$0.62
Weighted average diluted shares outstanding	15,737	16,044	15,737	16,558

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (unaudited)
	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, December 31, 2006	16,713,838	$60,614	$99,251	$159,865
Net income	—	—	10,221	10,221
Exercise of stock options, net	31,774	143	—	143
Tax effect of exercised stock options	—	112	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	(13,188)
Stock-based compensation expense	—	1,400	—	1,400
Balance, September 30, 2007	15,732,399	49,081	109,472	158,553
Balance, December 31, 2007	15,737,399	$49,504	$109,837	$159,341
Net loss	—	—	(1,141)	(1,141)
Stock-based compensation expense	—	521	—	521
Balance, September 30, 2008	15,737,399	$50,025	$108,696	$158,721

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2008	2007
Cash Flows from Operating Activities:
Net Income	$(1,141)	$10,221
Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	51,544	48,536
Accretion of discount on loans	(19,542)	(20,726)
Depreciation and amortization	1,744	1,779
Loss on disposal of premises and equipment	717	—
Stock-based compensation	521	1,400
Tax benefit from stock-based compensation	(205)	(542)
Decrease (increase) in accrued interest receivable	1,273	(1,168)
Decrease (increase) in other assets	149	(1,159)
Increase (decrease) in accrued expenses and other liabilities	9,278	(124)
Net cash provided by operating activities	44,338	38,217
Cash Flows from Investing Activities:
Purchases, net of repayments, of loans	39,629	(142,095)
Proceeds from sale of loans, net	9,417	—
Purchase, net of sales, of premises and equipment	(887)	(3,524)
Net cash used in investing activities	48,159	(145,619)
Cash Flows from Financing Activities:
Proceeds from warehouse line of credit	236,140	442,582
Repayment of warehouse line of credit	(34,387)	(249,380)
Proceeds from securitization	—	250,000
Payments on securitization notes payable	(293,017)	(330,633)
Increase in restricted cash	(1,817)	(4,158)
Proceeds from exercise of stock options	—	255
Repurchase of common stock	—	(13,188)
Tax benefit from stock-based compensation	205	542
Net cash (used in) provided by financing activities	(92,876)	96,020
Net decrease in cash and cash equivalents	(379)	(11,382)
Cash and cash equivalents at beginning of period	17,241	28,294
Cash and cash equivalents at end of period	$16,862	$16,912
Supplemental Disclosures of Cash Payments Made for:
Interest	$36,503	$34,297
Income taxes	$1,890	$8,971

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

At September 30, 2008, UACC and United Auto Business Operations, LLC (“UABO”) were direct wholly-owned subsidiaries of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

In December 2007, FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

4. Restricted Cash

Restricted cash relates to $37.1 million of deposits held as collateral for securitized obligations and warehouse liabilities at September 30, 2008 compared with $32.1 million at December 31, 2007. Additionally, $38.4 million at September 30, 2008 relates to cash sent to the trustee that will be applied to the pay down of securitized obligations and warehouse liabilities compared with $41.6 million at December 31, 2007.

5. Loans

Loans are summarized as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Loans securitized	$520,131	$832,947
Loans unsecuritized	317,402	94,974
Unearned finance charges	(741)	(1,571)
Unearned acquisition discounts	(35,775)	(43,699)
Allowance for loan losses	(47,800)	(48,386)
Total loans, net	$753,217	$834,265
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.97%	5.48%
Unearned acquisition discounts to gross loans	4.28%	4.72%
Average percentage rate to borrowers	22.72%	22.64%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financings. Loans unsecuritized include $313.9 million and $70.5 million pledged under the Company’s warehouse facilities as of September 30, 2008 and December 31, 2007, respectively.

On August 8, 2008, UPFC entered into an agreement to sell $10.0 million of loans on a whole-loan basis with servicing released.

The activity in the allowance for loan losses consists of the following:

	Nine Months Ended September 30,		Twelve Months Ended December 31,
	2008	2007	2007
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$48,386	$36,037	$36,037
Provision for loan losses	51,544	48,536	69,764
Net charge-offs	(52,130)	(38,523)	(57,415)
Allowance for loan losses at end of period	$47,800	$46,050	$48,386

The allowance for loan losses is the estimate of probable losses in our loan portfolio for the next twelve months as of the statement of financial condition date. The level of the allowance is based principally on historical loss trends and the remaining balance of loans. The Company believes that the allowance for loan losses is currently adequate to absorb probable loan losses in the loans balance as of September 30, 2008. However, ultimate losses may vary from current estimates. It is possible that others, given the same information, may reach different conclusions and such differences could be material. To the extent that the analyses considered in determining the allowance for loan losses are not indicative of future performance or other assumptions used by the Company do not prove to be accurate, loss experience could differ significantly from the estimate, resulting in higher or lower future provision for loan losses.

6. Borrowings

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Since 2005, regular contract securitizations have been an integral part of our business plan to increase our liquidity and reduce risks associated with interest rate fluctuations. We had developed a securitization program that involved selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retained the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts. However, due to the fact that the asset-backed securities market, along with credit markets in general, have been experiencing unprecedented disruptions, the execution of securitization transactions is more challenging and expensive. We have not accessed the securitization market with a transaction since November 2007 and we are currently analyzing our financing strategy going forward. For more information, see Recent Market Developments in Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to the Quarterly Report on this form 10-Q.

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

The principal and interest collected on the automobile contracts pledged is used to pay the interest due each month on the notes to the participating lenders and any excess cash is released to UPFC. The performance, timing and amount of cash flows from automobile contracts varies based on a number of factors, including:

•   the yields received on automobile contracts;

•   the rates and amounts of loan delinquencies, defaults and net credit losses; and

•   how quickly and at what price repossessed vehicles can be resold.

 The following table lists each of our securitizations as of September 30, 2008:

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at September 30, 2008
(Dollars in thousands)
2005A	April 14, 2005	December 2010	$195,000	$12,867
2005B	November 10, 2005	August 2011	$225,000	$29,991
2006A	June 15, 2006	May 2012	$242,000	$56,842
2006B	December 14, 2006	August 2012	$250,000	$86,065
2007A	June 14, 2007	July 2013	$250,000	$125,676
2007B	November 8, 2007	July 2014	$250,000	$157,787
		Total	$1,412,000	$469,228

(1) Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(Dollars in thousands)
Automobile contracts, net	$520,131	$832,947
Restricted cash	$30,581	$30,647
Total assets pledged	$550,712	$863,594

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Receivables securitized	$—	$—	$—	$268,817
Proceeds from securitization	$—	$—	$—	$250,000
Distribution from the trusts	$19,611	$30,501	$61,859	$72,009

In order to assist our borrowers who have been adversely impacted by the current economic environment, we increased our extension usage. As a result, under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. As a result, we repurchased $5.5 million and $6.1 million during the three months ended September 30, 2008 and 2007, respectively. We repurchased $27.7 million and $10.8 million during the nine months ended September 30, 2008 and 2007, respectively. We funded the purchase price for the repurchase by obtaining advances under our existing warehouse facility.

As of September 30, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. However, we have obtained temporary waivers from the insurance providers that insure our outstanding securitizations regarding the approval of the appointment of Mr. James Vagim as our chief executive officer and have also obtained temporary waivers regarding a covenant that we maintain a warehouse facility. We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will obtain such waivers. If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights.

Warehouse Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we have historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the quarter ended September 30, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008. Subsequently, the credit facility converted to a term loan for an additional one-year term, which amortizes pursuant to a pre-determined schedule, providing that the Company will pay all amounts owed under the warehouse facility by October 16, 2009. As a result, the Company is unable to access further advances under the newly converted term loan. Prior to being restructured, the warehouse facility included a requirement that the Company access the securitization market and reduce amounts owed under the warehouse facility within certain specified time periods. The August 22, 2008 restructuring removes this securitization requirement. By entering into the August 22, 2008 restructuring, the warehouse facility lenders have approved the July 25, 2008 appointment of James Vagim as our chief executive officer and have removed the requirement that, within certain specified time periods, we access the securitization markets to reduce amounts owed under the warehouse facility.

Under the previous terms of the warehouse facility, our indirect subsidiary, UFC had historically obtained advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. We provide an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of certain liabilities, agreements and other obligations of UACC and UABO in connection with the warehouse facility. Although the warehouse lenders have expressed their intention that UACC continue to service the automobile contracts pledged to the warehouse facility through UACC’s decentralized branches, the warehouse facility, as amended, provides that UACC will act as servicer on a month-to-month basis for the automobile contracts pledged to the warehouse facility. UACC’s servicing rights automatically expire each month, unless extended by the warehouse lenders in their sole and absolute good faith discretion.

As of September 30, 2008, the warehouse facility was drawn to $237.4 million. As of September 30, 2008, we were in compliance with all terms of the financial covenants related to our warehouse facility.

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

7. Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. During the three months ended September 30, 2007, we did not repurchase any shares of our common stock. During the nine months ended September 30, 2007, we repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million. In total we have repurchased 2,089,738 shares of our common stock for an average price of $15.58 per share for an aggregate purchase price of $32.6 million. We did not repurchase any shares of our common stock during the three or nine months ended September 30, 2008.

8. Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options issued pursuant to the Plan have been granted at an exercise price of no less that book value on the date of grant. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of September 30, 2008 there were 3,268,965 options outstanding.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of income.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in our consolidated statement of income for the three and nine months ended September 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). As stock-based compensation expense recognized in the consolidated statement of income for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. We have elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three and nine months ended September 30, 2008 and 2007.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Stock-based compensation expense	$35	$207	$520	$1,400
Tax benefit	(17)	(65)	(205)	(542)
Stock-based compensation expense, net of tax	$18	$142	$316	$858
Stock-based compensation expense, net of tax, per diluted shares	$0.00	$0.01	$0.02	$0.05

At September 30, 2008, 1,472,756 shares of common stock were reserved for future stock based compensation grants.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 45 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Expected dividends	$—	$—	$—	$—
Expected volatility	76.62%	47.71%	73.66%	46.77%
Risk-free interest rate	3.13%	4.40%	3.08%	4.48%
Expected life	5.00 years	5.00 years	5.00 years	5.00 years

At September 30, 2008, there was $3.1 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 1.99 years. A summary of option activity for the nine months ended September 30, 2008 and 2007 is as follows:

	Nine Months Ended September 30,
	2008		2007
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	4,110,335	$14.02	4,023,436	$14.66
Granted	1,078,871	5.69	364,299	11.02
Canceled or expired	(1,920,241)	13.10	(146,000)	21.97
Exercised	—	—	(38,700)	6.19
Balance at end of period	3,268,965	11.81	4,203,035	14.18
Weighted average fair value per share of options granted during period	$2.23		$7.41

At September 30, 2008, options exercisable to purchase 1,971,149 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	34,557	52,741	$0.44	7.63	34,557	$1.12
$3.1651 to $6.3300	398,392	755,500	4.68	6.91	398,392	4.09
$6.3301 to $9.4950	74,100	8,000	7.27	3.54	74,100	7.11
$9.4951 to $12.6600	478,500	225,500	10.53	4.57	478,500	10.59
$12.6601 to $15.8250	329,650	64,500	14.76	3.20	329,650	14.85
$15.8251 to $18.9900	131,200	31,300	17.60	5.16	131,200	17.62
$18.9901 to $22.1550	303,000	32,300	20.02	2.76	303,000	20.02
$22.1551 to $25.3200	35,700	24,300	23.28	6.96	35,700	23.24
$25.3201 to $28.4850	75,900	23,700	26.61	6.96	75,900	26.43
$28.4851 to $31.6500	110,150	79,975	29.94	6.93	110,150	29.62
	1,971,149	1,297,816	$11.80	5.38	1,971,149	$13.51

The weighted average remaining contractual life of outstanding options was 5.38 years at September 30, 2008 and 4.68 years at December 31, 2007.

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

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007:

	Three Months EndedSeptember 30,		Nine Months EndedSeptember 30,
	2008	2007	2008	2007
	(In thousands)
Weighted average common shares outstanding during the period to compute basic earnings per share	15,737	15,732	15,737	15,990
Incremental common shares attributable to exercise of outstanding options	-	312	-	568
Weighted average number of common shares used to compute diluted earnings per share	15,737	16,044	15,737	16,558

The above calculation of diluted earnings per share excluded 3,612,000 and 2,192,000 average shares for the three months ended September 30, 2008 and 2007, and 3,761,000 and 1,881,000 average shares for the nine months ended September 30, 2008 and 2007 respectively, attributable to outstanding stock options because their inclusion would have been anti-dilutive.

10. Trust Preferred Securities

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 5.84% as of September 30, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

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

13. Restructuring Charges

A pretax restructuring charge of $4.1 million was recorded for costs associated with closure of branches in the third quarter of 2008, which included severance, fixed asset write-offs, closure and post-closure costs. The restructuring charge included a $2.2 million reserve for estimated future lease obligations as of September 30, 2008. As of September 30, 2008, the liabilities related to the restructuring charges totaled $6.5 million.

14. Other Non-recurring Charges

A pretax other non-recurring charge of $9.9 million was recorded in the third quarter of 2008 for costs associated with $7.3 million fees payable on the exit from the warehouse facility and $2.6 million professional fees paid on discontinued financing transactions.

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

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchase and servicing of automobile installment sales contracts, or automobile contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries, United Auto Credit Corporation, or UACC and United Auto Business Operations, LLC, or UABO, which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

As a result of the continued disruptions in the capital markets, including the uncertainty for use of securitizations as a source of financing, as well as the lack of available borrowing capacity under a warehouse facility for an extended period of time, we determined to downsize our operations and reduce our branch footprint in order to lower expenses and meet required liquidity needs. During the quarter ended September 30, 2008, we closed an additional 27 branches bringing the total number of branches to 79 branches in operation as of September 30, 2008. The majority of closures were from the consolidation of branches within the same market. The closures of the 63 branches year-to-date resulted in a decrease in the number of employees of approximately 400 or 35% of the work force since December 31, 2007. These closures will result in a significant reduction in overall operating expenses. In addition, we suspended new loan originations during the end of the third quarter of 2008 to allow our outstanding receivables to shrink to a level where our capital base will be able to finance future originations at the lower advance structures available in the market.

On August 22, 2008, we restructured our $300 million warehouse facility, which we have historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, UPFC incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the quarter ended September 30, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008. Subsequently, the credit facility converted to a term loan for an additional one-year term, which amortizes pursuant to a pre-determined schedule, providing that the Company will pay all amounts owed under the credit facility by October 16, 2009. Management is currently pursuing and evaluating alternative sources of financing and is also considering selling loans on a whole-loan basis. At this time, there is no assurance we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements after December 31, 2005 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements prior to January 1, 2006 have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $35,000 and $207,000 for the three months ended September 30, 2008 and 2007, respectively. Stock-based compensation expense recognized under SFAS No. 123(R) was $521,000 and $1,400,000 for the nine months ended September 30, 2008 and 2007, respectively.

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	September 30, 2008	December 31, 2007
	(Dollars in Thousands)
Automobile Contracts	$837,533	$927,921
Unearned finance charges (1)	(741)	(1,571)
Unearned acquisition discounts (1)	(35,775)	(43,699)
Allowance for loan losses (1)	(47,800)	(48,386)
Total loans, net	$753,217	$834,265

(1) See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses, not specifically identified to individual loans, that will occur in the next twelve months. The total allowance for loan losses was $47.8 million at September 30, 2008 compared with $48.4 million at December 31, 2007, representing 5.97% of loans at September 30, 2008 and 5.48% at December 31, 2007.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Nine Months Ended
	September 30, 2008	September 30, 2007
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$48,386	$36,037
Provision for loan losses (1)	51,544	48,536
Net charge-offs	(52,130)	(38,523)
Balance at end of period	$47,800	$46,050
Annualized net charge-offs to average loans	7.65%	5.80%
Ending allowance to period end loans	5.97%	5.13%

(1) See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

 The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	September 30, 2008		December 31, 2007		September 30, 2007
	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$9,423	1.13%	$7,194	0.78%	$6,729	0.71%
60 to 89 days	2,403	0.29%	2,756	0.30%	2,641	0.28%
90+ days	1,271	0.15%	1,534	0.16%	1,674	0.18%
Total	$13,097	1.57%	$11,484	1.24%	$11,044	1.17%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	September 30, 2008	December 31, 2007	September 30, 2007
	(Dollars in Thousands)
Nonaccrual loans	$23,634	$21,185	$19,970
Nonaccrual loans to gross loans	2.82%	2.29%	2.12%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	5.97%	5.48%	5.13%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from October 2003 through June 2008. Contract pools subsequent to June 2008 were not included in this table because the loan pools were not seasoned enough to provide a meaningful comparison with prior periods.

Number of	Oct-03	Jan-04	Apr-04	Jul-04	Oct-04	Jan-05	Apr-05	Jul-05	Oct-05	Jan-06	Apr-06	Jul-06	Oct-06	Jan-07	Apr-07	Jul-07	Oct-07	Jan-08	Apr-08
Months	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Outstanding	Dec-03	Mar-04	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.11%	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%	0.10%	0.04%	0.05%
7	0.48%	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%	0.82%	0.61%	0.47%
10	1.20%	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.84%	1.73%	1.77%	2.28%	1.90%	1.77%
13	2.13%	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.13%	3.23%	3.09%	3.29%	3.51%	3.30%
16	3.29%	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%	4.87%	4.54%	4.90%
19	4.06%	3.96%	3.87%	4.20%	4.44%	4.21%	4.70%	4.85%	5.01%	5.03%	5.92%	6.73%	6.23%	5.89%
22	4.78%	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%	7.41%	7.98%	7.53%
25	5.53%	5.63%	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.05%	7.66%	8.59%	9.07%
28	6.07%	6.16%	5.96%	6.31%	7.02%	7.23%	7.41%	7.67%	8.08%	8.56%	9.65%
31	6.42%	6.76%	6.62%	7.05%	7.66%	7.86%	8.24%	8.62%	8.78%	9.41%
34	6.77%	7.37%	7.20%	7.47%	8.24%	8.52%	9.04%	9.25%	9.45%
37	7.14%	7.95%	7.52%	7.81%	8.73%	9.11%	9.54%	9.69%
40	7.61%	8.24%	7.83%	8.21%	9.12%	9.43%	9.91%
43	7.78%	8.44%	8.12%	8.47%	9.34%	9.70%
46	7.93%	8.63%	8.33%	8.63%	9.59%
49	8.11%	8.81%	8.43%	8.82%
52	8.16%	8.85%	8.49%
55	8.24%	8.91%
58	8.30%
Original Pool ($000)	$68,791	$94,369	$91,147	$89,688	$86,697	$118,883	$120,502	$112,487	$101,482	$142,873	$143,988	$136,167	$113,767	$164,019	$162,873	$144,586	$91,581	$127,243	$95,869
Remaining Pool ($000)	$678	$1,800	$2,745	$4,205	$5,664	$11,619	$14,424	$16,965	$19,709	$36,133	$43,190	$48,802	$48,272	$85,171	$95,105	$98,003	$68,542	$109,005	$88,659
Remaining Pool (%)	1.0%	1.9%	3.0%	4.7%	6.5%	9.8%	12.0%	15.1%	19.4%	25.3%	30.0%	35.8%	42.4%	51.9%	58.4%	67.8%	74.8%	85.7%	92.5%

Loan Maturities

The following table sets forth the principal dollar amount of automobile contracts maturing in our automobile contracts portfolio at September 30, 2008 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$28,364	$347,614	$397,521	$63,293	$836,792

All loans are fixed rate loans.

Liquidity and Capital Resources

General

 We require substantial cash and capital resources to operate our business. Our primary funding sources in the past have been a warehouse credit line, securitizations and retained earnings. However, as discussed in more detail below, due to the restructuring of our warehouse credit line and increasing challenges in the credit markets, we are currently evaluating alternative sources of financing.

 Our primary uses of cash include:

 • acquisition of automobile contracts;

 • interest expense;

 • operating expenses; and

 • securitization costs.

 The capital resources currently available to us include:

 • interest income and principal collections on automobile contracts;

 • servicing fees that we earn under our securitizations;

 • releases of excess cash from the spread accounts relating to the securitizations; and

 • releases of excess cash from our warehouse credit facility.

Recent Market Developments

A number of factors have adversely impacted our liquidity in 2008 and we anticipate these factors will continue to adversely impact our liquidity through 2008 and 2009. The disruptions in the capital markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio and substantially weakened demand for securities guaranteed by insurance policies, are making the execution of securitization transactions more challenging and expensive. We may also realize decreased cash distributions from our securitization trusts due to weaker credit performance and higher borrowing costs.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007 and remain impaired in 2008. Further, the prime quality automobile securitizations that were executed in 2008 utilized senior-subordinated structures and sold only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there has been a limited number of public issuances of insured automobile asset-backed securities since November 2007. We have not accessed the securitization market with a transaction since November 2007 and do not anticipate accessing the securitization market during the remainder of the year.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which may increase our cost of funding and reduce our access to the asset-backed securities market or other types of receivable financings, may continue or worsen in the future. Due to the current conditions in the asset-backed securities market, along with credit markets in general, the execution of securitization transactions is more challenging and expensive and we are analyzing our liquidity strategies going forward. We are currently pursuing and evaluating alternative sources of financing and are also considering selling receivables on a whole-loan basis. At this time, there is no assurance that we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis. For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in our 2007 Annual Report on Form 10-K and other factors or conditions described under Part II, Item 1A. “Risk Factors” of this Quarterly Report on Form 10-Q.

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Since 2004, regular contract securitizations have been an integral part of our business plan in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We had developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

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

We had arranged for credit enhancement to improve the credit rating and reduce the interest rate on the asset-backed securities issued to date. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance providers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance providers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust.

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

The following table lists each of our securitizations and its remaining balance as of September 30, 2008.

 (Dollars in thousands)

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	12,867	4.84%	12,867	13,798	0.43%	0.035%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	29,991	4.98%	29,991	33,630	0.41%	0.035%
2006A	June 15, 2006	242,000	—	5.27%	—	5.46%	56,842	5.49%	56,842	62,296	0.39%	0.035%
2006B	December 14, 2006	250,000	—	5.34%	—	5.15%	86,065	5.01%	86,065	94,976	0.38%	0.035%
2007A	June 14, 2007	250,000	—	5.33%	26,676	5.46%	99,000	5.53%	125,676	139,790	0.37%	0.032%
2007B	November 8, 2007	250,000	—	4.99%	58,787	5.75%	99,000	6.15%	157,787	175,641	0.45%	0.035%
		$1,412,000							$469,228	$520,131

(1) Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

As of September 30, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. However, there are two non-financial covenants under the various financial guaranty insurance policies for the securitizations for which we are seeking permanent waivers. We have obtained temporary waivers from the insurance providers that insure our outstanding securitizations regarding the approval of the appointment of Mr. James Vagim as our chief executive officer and have also obtained temporary waivers regarding a covenant that we maintain a warehouse facility. We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will obtain such waivers. If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights.

Warehouse Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we have historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the quarter ended September 30, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008. Subsequently, the credit facility converted to a term loan for an additional one-year term, which amortizes pursuant to a pre-determined schedule, providing that the Company will pay all amounts owed under the credit facility by October 16, 2009. As a result, we are unable to access further advances under the newly converted term loan. Management is currently pursuing and evaluating alternative sources of financing and is also considering selling loans on a whole-loan basis. At this time, there is no assurance we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future.

Under the previous terms of the warehouse facility, our indirect subsidiary, UFC had historically obtained advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchases the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. UPFC provides an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of certain liabilities, agreements and other obligations of UACC and UABO in connection with the warehouse facility. Although the warehouse lenders have expressed their intention that UACC continue to service the automobile contracts pledged to the warehouse facility through UACC’s decentralized branches, the warehouse facility, as amended, provides that UACC will act as servicer on a month-to-month basis for the automobile contracts pledged to the warehouse facility. UACC’s servicing rights automatically expire each month, unless extended by the warehouse lenders in their sole and absolute good faith discretion.

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the warehouse facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), we could be required to increase the amount of funds that we hold in restricted cash. Failure to meet any of these covenants could also result in an event of default under the warehouse facility. If an event of default occurs under the warehouse facility, the lender could elect to declare all amounts outstanding under the facility to be immediately due and payable, enforce the interest against collateral pledged under the agreement or restrict our ability to obtain additional borrowings under the facility. We were in compliance with the terms of such financial covenants as of September 30, 2008.

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

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the nine months ended September 30, 2007. In total we have repurchased 2,089,738 shares of our common stock for an average price of $15.58 per share for an aggregate purchase price of $32.6 million. We did not repurchase any shares of our common stock during the nine months ended September 30, 2008.

Subordinated Debentures

On July 31, 2003, the Company issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The Trust issuer is a “100% owned finance subsidiary” of the Company and the Company “fully and unconditionally” guaranteed the securities. The Company will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly, and the rate was 5.84% as of September 30, 2008. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at the option of the Company.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of September 30, 2008.

	Less than 1 Year	1 Year to 3 Years	3 Years to 5 Years	More Than 5 Years	Total
	(Dollars in thousands)
Warehouse line of credit	$237,378	$—	$—	$—	$237,378
Securitization notes payable	219,209	215,401	34,618	—	469,228
Operating lease obligations	5,846	10,311	4,600	124	20,881
Junior subordinated debentures	—	—	—	10,310	10,310
Total	$462,433	$225,712	$39,218	$10,434	$737,797

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Data

(Dollars in thousands)	At or For the Three Months Ended		At or For the Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Operating Data
Contracts purchased	$38,136	$149,294	$266,574	$484,741
Contracts outstanding	$836,792	$944,101	$836,792	$944,101
Unearned acquisition discounts	$(35,775)	$(45,728)	$(35,775)	$(45,728)
Average loan balance	$884,433	$934,334	$910,319	$887,548
Unearned acquisition discounts to gross loans	4.28%	4.84%	4.28%	4.84%
Average percentage rate to borrowers	22.72%	22.62%	22.72%	22.62%

Loan Quality Data
Allowance for loan losses	$(47,800)	$(46,050)	$(47,800)	$(46,050)
Allowance for loan losses to gross loans net of unearned acquisition discounts	5.97%	5.13%	5.97%	5.13%
Delinquencies (% of net contracts)
31-60 days	1.13%	0.71%	1.13%	0.71%
61-90 days	0.29%	0.28%	0.29%	0.28%
90+ days	0.15%	0.18%	0.15%	0.18%
Total	1.57%	1.17%	1.57%	1.17%
Repossessions over 30 days past due (% of net contracts)	1.08%	0.76%	1.08%	0.76%
Annualized net charge-offs to average loans (1)	9.14%	6.66%	7.65%	5.80%

Other Data
Number of branches	79	142	79	142
Number of employees	750	1,095	750	1,095
Interest income	$54,763	$59,726	$170,859	$170,005
Interest expense	$13,148	$12,532	$37,227	$34,647
Interest margin	$41,615	$47,194	$133,632	$135,358
Net interest margin as a percentage of interest income	75.99%	79.02%	78.21%	79.62%
Net interest margin as a percentage of average loans (1)	18.72%	20.04%	19.61%	20.39%
Non-interest expense to average loans (1)	15.25%	10.08%	12.55%	10.77%
Non-interest expense to average loans (2)	8.94%	10.08%	9.94%	10.77%
Return on average assets (1)	(2.74)%	1.03%	(0.16)%	1.45%
Return on average shareholders’ equity (1)	(15.59)%	6.46%	(0.94)%	8.72%
Consolidated capital to assets ratio	17.74%	16.01%	17.74%	16.01%

(1) Quarterly information is annualized for comparability with full year information.
(2) Excluding restructuring charges.

Results of Operations

Comparison of Operating Results for the three Months Ended September 30, 2008 and 2007

General

For the quarter ended September 30, 2008, we reported net loss of $6.5 million, compared to net income of $2.6 million for the same period a year ago. Interest income decreased 8.2% to $54.8 million for the quarter ended September 30, 2008 from $59.7 million for the same period a year ago. We reported net loss of $0.41 per diluted share for the quarter ended September 30, 2008 compared to net income of $0.16 per diluted share for the same period a year ago. The reported net income for the quarter ended September 30, 2008 includes an after tax charge of $8.9 million or $0.56 per diluted share for restructuring charges associated with the closure of 27 branches in the third quarter of 2008 and other non-recurring charges.

Interest income decreased 8.2% to $54.8 million for the three months ended September 30, 2008 from $59.7 million for the same period a year ago due to a decrease in average automobile contracts outstanding of $49.9 million. Automobile contracts purchased decreased $111.2 million to $38.1 million for the three months ended September 30, 2008 from $149.3 million for the same period a year ago. This decrease was the result of our strategy of downsizing our operations, suspending new loan originations and reducing our branch footprint in order to lower expenses and meet liquidity needs. During the three months ended September 30, 2008, we closed an additional 27 branches bringing our total number of operating branches to 79 in 33 states.

Interest Income

Interest income decreased by 8.2% to $54.8 million for the three months ended September 30, 2008 from $59.7 million for the same period a year ago due primarily to a decrease in average loan outstanding as a result of our strategy of downsizing operations, suspending new loan originations and reducing our branch footprint in order to lower expenses and meet required liquidity needs.

Interest Expense

Interest expense increased to $13.1 million for the three months ended September 30, 2008 from $12.5 million for the same period a year ago due primarily to higher market interest rates on the warehouse facility. As a result, net interest margin decreased from 79.0% for the quarter ended September 30, 2007 to 76.0% for the quarter ended September 30, 2008.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the three months ended September 30, 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses decreased to $18.8 million for the three months ended September 30, 2008 compared with $20.0 million for the same period a year ago. The decrease in the provision for loan losses was due primarily to a $49.9 million decrease in average automobile contracts offset by an increase in the annualized charge-off rate to 9.14% for the three months ended September 30, 2008 compared to 6.66% for the same period a year ago.

The increase in our annualized net charge-off rates was the result of increased defaults due to the overall deteriorating economic environment and the adverse effect of a smaller denominator (used in the computation) as a result of a declining automobile loan portfolio balance.

The total allowance for loan losses was $47.8 million at September 30, 2008 compared with $46.1 million at September 30, 2007, representing 5.97% of automobile contracts, less unearned acquisition discounts, at September 30, 2008 and 5.13% at September 30, 2007. The increase in the allowance for loan losses was due primarily to an increase in the loss rate within the portfolio.

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

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $0.4 million to $0.9 million for the three months ended September 30, 2008 from $0.5 million for the same period a year ago. The increase was primarily the result of higher fee income related to collection activities.

Non-interest Expense

Non-interest expense increased to $33.9 million for the three months ended September 30, 2008 from $23.7 million for the same period a year ago. The increase in non-interest expense was due to a pretax restructuring charge of $4.1 million ($2.6 million after tax) associated with the closure of 27 branches. The restructuring charge included severance, fixed asset write-offs, closure and post-closure costs and a $1.8 million reserve for estimated future lease obligations. The other non-recurring charge of $9.9 million ($6.3 million after tax) was mainly due to $7.3 million fee payable on the exit from the warehouse facility and $2.6 million associated with professional fees paid on discontinued financing transactions. Non-interest expense, excluding the restructuring charges and other non-recurring charges as a percentage of average loans dropped to 8.9% for the three months ended September 30, 2008 from 10.1% for the same period a year ago. Compensation and benefits decreased to $13.0 million for the three months ended September 30, 2008 from $15.1 million for the same period a year ago due primarily to branch closures during the past twelve months.

Income Taxes

Income tax benefit was $3.8 million for the three months ended September 30, 2008. Income tax expense was $1.3 million for the same period a year ago. Income tax expense is based upon the estimated effective income tax rate that we expect to realize for the year ending December 31, 2008.

Comparison of Operating Results for the Nine Months Ended September 30, 2008 and 2007

General

For the nine months ended September 30, 2008, we reported net loss of $1.1 million, compared to net income of $10.2 million for the same period a year ago. Interest income increased 0.5% to $170.9 million for the nine months ended September 30, 2008 from $170.0 million for the same period a year ago. We reported net loss of $0.07 per diluted share for the nine months ended September 30, 2008 compared to net income of $0.62 per diluted share for the same period a year ago. The reported net loss for the nine months ended September 30, 2008 includes an after tax charge of $13.2 million or $0.84 per diluted share for restructuring charges associated with the closure of 63 branches during the nine months ended September 30, 2008 and other non-recurring charges.

Interest income increased 0.5% to $170.9 million for the nine months ended September 30, 2008 from $170.0 million for the same period a year ago due primarily to an increase in average loan receivable outstanding during the period of $22.8 million.

Interest Income

Interest income increased 0.5% to $170.9 million for the nine months ended September 30, 2008 from $170.0 million for the same period a year ago. Interest income on loans represents finance charges taken into earnings as well as the accretion of the acquisition discount fee on loans acquired.

Interest Expense

Interest expense increased 8.4% to $37.2 million for the nine months ended September 30, 2008 from $34.6 million for the same period a year ago. The average interest rate increased to 6.31% for the nine months ended September 30, 2008 from 5.99% for the same period a year ago. The increase was the result of higher market interest rates on the warehouse facility, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable credit losses inherent in the portfolio of automobile loans. The provision for loan losses recorded in the nine months ended September 30, 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. The provision for loan losses increased to $51.5 million for the nine months ended September 30, 2008 compared with $48.5 million for the same period a year ago. The increase in the provision for loan losses was due primarily to an increase in the annualized charge-off rate to 7.65% for the nine months ended September 30, 2008 compared to 5.80% for the same period a year ago. The increase in our year-to-date annualized net charge-offs was the result of increased defaults due to the overall deteriorating economic environment, and continued employment contraction. In addition, the loss rate is adversely impacted by declining receivable balance and maturation of the portfolio as a result of lower origination levels in 2008.

The total allowance for loan losses was $47.8 million at September 30, 2008 compared with $46.1 million at September 30, 2007, representing 5.97% of net receivables at September 30, 2008 and 5.13% at September 30, 2007. The increase in allowance loan losses was due primarily to an increase in the loss rate within the portfolio.

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

Non-interest Income

Non-interest income increased to $1.9 million for the nine months ended September 30, 2008 from $1.3 million for the same period a year ago. The increase was primarily the result of higher fee income related to collection activities.

Non-interest Expense

Non-interest expense increased $14.0 million to $85.5 million for the nine months ended September 30, 2008 from $71.5 million for the same period a year ago. The increase in non-interest expense was due to a pretax restructuring charge of $7.9 million ($5.9 million after tax) for the nine months ended September 30, 2008 associated with the closure of 63 branches and other non-recurring charges of $9.9 million ($7.3 million after tax) associated with fee payable on the exit from the warehouse facility and professional fees paid on discontinued financing transactions. The restructuring charge included severance, fixed asset write-offs, closure and post-closure costs and a $2.2 million reserve for estimated future lease obligations. Non-interest expense, excluding the restructuring charges and other non-recurring charges as a percentage of average loans dropped to 9.94% for the nine months ended September 30, 2008 from 10.77% for the same period a year ago. Other non-interest expense decreased to $16.2 million for the nine months ended September 30, 2008 from $18.7 million for the same period a year ago due primarily to branch closures during the past twelve months.

Income Taxes

Income tax benefit was $0.4 million for the nine months ended September 30, 2008 as compared to a provision of $6.5 million for the same period a year ago. This decrease in the provision of $6.9 million occurred primarily as a result of a $18.2 million decrease in income before income taxes. Income tax expense in interim reporting period is based upon the estimated effective income tax rate that we expect to realize for the full fiscal year ending December 31, 2008.

Financial Condition

Comparison of Financial Condition at September 30, 2008 and December 31, 2007

Total assets decreased $82.6 million, to $894.6 million at September 30, 2008, from $977.2 million at December 31, 2007. The decrease resulted from a $81.7 million decrease in automobile loans to $801.0 million, net of unearned acquisition discounts and unearned finance charges, at September 30, 2008 from $882.7 million at December 31, 2007. On August 8, 2008, we entered into an agreement to sell $10.0 million of receivables on a whole-loan basis with servicing released.

Securitization notes payable decreased to $469.2 million at September 30, 2008 from $762.2 million at December 31, 2007 due to payments on the automobile contracts backing the securitized borrowings.

Warehouse line of credit borrowing increased to $237.4 million as of September 30, 2008 from $35.6 as of December 31, 2007 due to no securitization in 2008.

The reduction in securitization notes payable and the increase in borrowings under the warehouse facility reflect the fact that we have not accessed the securitization market with a transaction since November 2007.

Shareholders’ equity decreased to $158.7 million at September 30, 2008 from $159.3 million at December 31, 2007, primarily as a result of net loss of $1.1 million.

Cash Flows

Comparison of Cash Flows for the Nine Months Ended September 30, 2008 and 2007

 Management believes that the resources available to us will provide the needed capital and cash flows to fund ongoing operations and servicing capabilities for the next twelve months.

Cash provided by operating activities was $44.3 million and $38.2 million for the nine months ended September 30, 2008 and 2007, respectively. Cash provided by operating activities increased for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to an increase in cash received on interest income, partially offset by an increase in cash used on interest expense.

Cash used in investing activities was $48.2 million and $145.6 million for the nine months ended September 30, 2008 and 2007, respectively. Cash used in investing activities decreased for the nine months ended September 30, 2008 compared to the same period in 2007 due to a decrease of $218.2 million in automobile contracts purchased.

Cash used in financing activities was $92.9 million for nine months ended September 30, 2008. Cash provided by financing activities was $96.0 million for the nine months ended September 30, 2007. Cash used in financing activities for the nine months ended September 30, 2008 reflects $236.1 million in proceeds from the warehouse line, $34.4 million in payments on the warehouse line of credit, no proceeds from securitization as we did not access the securitization market during the nine months ended September 30, 2008 and $293.0 million in payments on securitization notes payable. Cash provided by financing activities for the nine months ended September 30, 2007 reflects $442.6 million in proceeds from the warehouse line of credit, $249.4 million in payments on the warehouse line of credit, $250.0 million in proceeds from securitization and $330.6 million in payments on securitization notes payable.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable

Item 1A. Risk Factors.

In addition to the other risk factors and information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows. Given recent developments in the asset-backed securities market and credit markets in general experiencing unprecedented disruptions, along with the amendment to our warehouse facility, we are adding the following risk factors:

Risks Related to Our Business

Our access to liquidity sources has been negatively impacted by changes to our warehouse facility, our inability to access the securitization market and may be further negatively impacted if market conditions persist.

While we actively maintain liquidity at least sufficient to cover all our maturing debt obligations or other forecasted funding requirements, our liquidity has been, and may continue to be affected, by continued disruptions in the capital markets and an inability to access the securitizations markets. Our past primary source of operating liquidity came from a $300 million warehouse facility, which we have depended on to fund our automobile finance operations in order to finance the purchase of automobile contracts pending securitization. We required continued execution of securitization transactions in order to generate cash proceeds for repayment of our warehouse facility and to create availability to purchase additional automobile contracts. However, due to unprecedented disruptions in the asset-backed securities market and credit markets in general, we have not accessed the securitization market with a transaction since November 2007 and our warehouse facility has recently converted to a term loan.

Management is currently pursuing and evaluating alternative sources of financing and is also considering selling receivables on a whole-loan basis. At this time, there is no assurance we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future. We also cannot forecast if or when market liquidity conditions will improve from current stresses, although it is our expectation that the existing turmoil in the financial and credit markets may continue to affect our performance. If we are unable to arrange for other types of interim financing, then our results of operations, financial condition and cash flows would be materially and adversely affected.

We may be unable to manage consolidating our operations.

As a result of the continued disruptions in the capital markets, including the uncertainty for use of securitizations as a source of financing, as well as the lack of available borrowing capacity under our warehouse facility for an extended period of time, we determined to consolidate our operations and reduce our branch footprint in order to lower expenses and meet required liquidity needs. We are vulnerable to a variety of business risks generally associated with downsizing business operations including, among others, portfolio credit deterioration, retaining and motivating qualified employees and successfully managing the resulting consolidated branches. Our failure to effectively manage this consolidation, would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to obtain permanent waivers under our insurance agreement for non-compliance with covenants.

As of September 30, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. However, there are two non-financial covenants under the various financial guaranty insurance policies for the securitizations for which we are seeking permanent waivers. We are currently operating under temporary waivers for these covenants. These two covenants relate to the appointment of our chief executive officer and our agreement to maintain a warehouse facility. If we are unable to obtain permanent waivers for both these items or continuing temporary waivers, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization, which could have a material adverse effect on our financial condition, results of operations and business prospects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended September 30, 2008, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
July 1, 2008 to July 31, 2008	—	$—	—	1,410,262
August 1, 2008 to August 31, 2008	—	$—	—	1,410,262
September 1, 2008 to September 30, 2008	—	$—	—	1,410,262
Total	—	$—	—	1,410,262

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

Item 3. Defaults Upon Senior Securities.

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders.

The Company’s 2008 Annual Meeting of Shareholders was held on September 24, 2008. At this meeting, the following matters were submitted to a vote of the Company’s shareholders:

Proposal 1:	Elect Three Directors

Proposal 2:	Ratify Selection of Independent Public Accountants for 2008

Proposal 1. At this meeting, each of the following directors was elected to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2010, or until election of his successor, or until he resigns:

	Votes For	Votes Withheld
Giles H. Bateman	12,796,656	1,338,840
Mitchell G. Lynn	12,796,656	1,338,840
James Vagim	11,982,747	2,152,749

Other directors continuing to serve on the Company’s Board of Directors until the annual meeting of shareholders to be held in 2009, or until election of their successors, or until they resign, are Guillermo Bron, Luis Maizel and Julie Sullivan.

Proposal 2. At this meeting, the ratification of Grobstein, Horwath & Company LLP as the Company’s independent auditors for the year ending December 31, 2008 was approved by the Company’s shareholders (with 14,114,077 votes cast for, 2,740 votes cast against, and 18,679 votes abstaining).

Item 5. Other Information.

Not applicable

Item 6. Exhibits.

10.1	Employment Agreement dated August 13, 2008 by and between United PanAm Financial Corp. and James Vagim.
10.2	Employment Agreement dated August 13, 2008 by and between United PanAm Financial Corp. and Ravi Gandhi.
10.3
Amended and Restated Receivables Financing Agreement dated as of October 18, 2007, 2007 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC and Deutsche Bank Trust Company Americas.*

10.4
First Amendment to Amended and Restated Receivables Financing Agreement dated as of February 8, 2008 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC, and Deutsche Bank Trust Company Americas.*

10.5
Second Amendment to the Amended and Restated Receivables Financing Agreement dated as of August 22, 2008 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC and Deutsche Bank Trust Company Americas.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002.

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002.

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002.

* Filed in redacted form pursuant to a request for confidential treatment filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

United PanAm Financial Corp.

Date:	November 10, 2008	By:	/s/ JAMES VAGIM
James Vagim
Chief Executive Officer and President
(Principal Executive Officer)

	November 10, 2008	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)