Form 10-K
period 2008-12-31
UNITED PAN AM FINANCIAL CORP
filed 2009-03-16
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008.

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

Registrant’s Telephone Number, Including Area Code

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates of the Registrant was approximately $29,503,000 based upon the closing sales price of the Common Stock as reported on The NASDAQ Global Market on June 30, 2008. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the Registrant’s Common Stock as of March 12, 2009 was 15,752,593 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2009 Annual Meeting of Shareholders are incorporated by reference in Part III hereof.

UNITED PANAM FINANCIAL CORP.

2008 ANNUAL REPORT ON FORM 10-K

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

ii

PART I

Item 1. Business.

General

United PanAm Financial Corp. (the “Company”) is a specialty finance company engaged in automobile finance, which includes the purchasing and servicing of automobile installment sales contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries United Auto Credit Corporation (“UACC”) and United Auto Business Operations, LLC (“UABO”), which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

In 2008, as a result of the continued disruptions in the capital markets, we began our strategy of downsizing our operations and reducing our branch footprint in order to lower expenses and meet required liquidity needs. During the year ended December 31, 2008, we closed 75 branches bringing the total number of branches to 67 branches in operation as of December 31, 2008. The closures of the 75 branches resulted in a decrease in the number of employees of approximately 460 or 40% of the work force since December 31, 2007. In addition, we have suspended new loan originations during the end of the third quarter and the entire fourth quarter of 2008 to allow our outstanding receivables to reduce to a level where our capital base will be able to finance future originations.

We have historically used a warehouse facility to fund our automobile finance operation to purchase automobile contracts pending securitization. The warehouse credit facility converted in 2008 to a term loan, which amortizes pursuant to a pre-determined schedule that requires us to pay all amounts owed under the facility by October 16, 2009. Management is currently pursuing and evaluating alternative sources of financing and is also selling loans on a whole-loan basis to reduce the balance of the term loan. There is no assurance we will be able to arrange for other types of financing or be able to sell receivables on a whole-loan basis in the future. We anticipate that we will resume new loan originations in 2009, but there is no assurance that we will be able to arrange for the alternative sources of financing required to purchase automobile contracts; and there is also no assurance that the business, once resumed, will function similar to how it has in the past.

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

At December 31, 2008, UACC was a direct wholly-owned subsidiary of the Company, and UABO, UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts; and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

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

In 2008, the industry has been significantly impacted by the disruptions in the capital markets and the deteriorating economic environment. As a result, there has been a contraction in both the prime and non-prime segments in the automobile finance market.

Operating Summary for Automobile Finance Business

The following table presents a summary of our key operating and statistical results for the years ended December 31, 2008, 2007 and 2006.

	December 31,
	2008	2007	2006
	(Dollars in Thousands)
Operating Data
Contracts purchased	$266,574	$590,767	$550,563
Contracts outstanding(1)	$739,728	$926,350	$813,524
Unearned acquisition discounts	$(29,477)	$(43,699)	$(39,449)
Average loan balance(1)	$875,678	$898,851	$755,881
Unearned acquisition discounts to gross loans	3.98%	4.72%	4.85%
Average percentage rate to customers	22.72%	22.64%	22.66%
Loan Quality Data
Allowance for loan losses	$43,220	$48,386	$36,037
Allowance for loan losses to gross loans net of unearned acquisition	6.09%	5.48%	4.66%
Delinquencies (% of net contracts)
31 – 60 days	1.52%	0.78%	0.60%
61 – 90 days	0.39%	0.30%	0.21%
90+ days	0.19%	0.16%	0.12%
Total	2.10%	1.24%	0.93%
Repossessions over 30 days past due (% of net contracts)	1.46%	0.89%	0.56%
Net charge-offs to average loans	8.01%	6.39%	5.22%
Portfolio Data
Used vehicles	98.10%	99.10%	99.20%
Average vehicle age at time of contract (years)	5.1	5.2	5.1
Average original contract term (months)	52.2	50.4	50.2
Average gross amount financed as a percentage of WSB(2)	110%	119%	117%
Average net amount financed as a percentage of WSB(3)	103%	111%	109%
Average net amount financed per contract	$9,978	$9,552	$9,442
Average down payment	16.70%	16.80%	17.30%
Average monthly payment	$305	$296	$293
Other Data
Number of branches	67	142	131
Number of employees	685	1,147	954
Interest income	$218,634	$229,458	$195,270
Interest expense	$51,764	$47,449	$35,791
Net interest margin	$166,870	$182,009	$159,479
Net interest margin as a percentage of interest income	76.32%	79.32%	81.67%
Net interest margin as a percentage of average loans	19.06%	20.25%	21.10%
Non-interest expense to average loans	11.97%	10.76%	10.73%
Non-interest expense to average loans(4)	9.79%	10.76%	10.73%
Return on average assets from continuing operations	(0.05)%	1.11%	2.44%
Return on average shareholders’ equity	(0.28)%	6.74%	12.14%
Consolidated capital to assets ratio	20.09%	16.31%	18.18%

(1)	Net of unearned finance charges.
(2)	WSB represents (a) Kelly Wholesale Blue Book for used vehicles, (b) National Automobile Dealers Association trade-in value, or (c) Black Book clean value.
(3)	Net amount financed equals the gross amount financed less unearned finance charges or discounts.
(4)	Excluding restructuring charges and other non-recurring charges.

Products and Pricing

Our business has historically been focused on providing loans for transactions that involve a used automobile with an average age of five years and an original contract term of 36 to 72 months.

When we have originated new loans, the target profile of our borrowers included average time on the job of four to five years, average time at current residence of four to five years, an average ratio of total debt payment to total income of 32% to 35% and an average ratio of total monthly automobile payments to total monthly income of 12% to 15%.

The automobile purchaser applied for and entered into an automobile installment sales contract with the dealer. We purchased the automobile contract from the dealer at a discount from face value, which increased the effective yield on such automobile contract. As of December 31, 2008, the average annual rate to customers was 22.72% for our portfolio of automobile contracts.

Sales and Marketing

Historically, our main customers have been the automobile dealers from which we purchased our automobile contracts. To enhance our profitability, we strived to compete primarily on the level of service, rather than making concessions on pricing or credit quality. Customer service was centered around a close relationship between our management and our dealer, clear underwriting parameters, consistent credit decisions, quick approval and consistent funding.

We marketed our financing program primarily to independent dealers of used automobiles. Our experienced staff sought to establish a strong relationship with dealers through regular communication and strived to communicate with the dealer about each transaction, further aiding the dealer’s understanding of our program. The decision to do business with a dealer was based on many factors including past performance, time in business, and quality of their inventory.

At December 31, 2008, no dealer accounted for more than 0.28% of our portfolio and the ten dealers from which we purchased the most automobile contracts accounted for approximately 2.41% of our aggregate portfolio.

The following table presents the number of dealers from which we purchased automobile contracts in each of the states we operate at the years ended December 31, 2008, 2007 and 2006.

	At Years Ended December 31,
State	2008 Number of Dealers	2007 Number of Dealers	2006 Number of Dealers
California	1,594	1,715	1,735
Texas	1,361	1,335	1,125
Florida	1,183	1,260	1,201
New York	701	728	684
Georgia	630	650	540
North Carolina	585	575	479
Ohio	500	546	543
Arizona	476	461	431
Alabama	473	473	383
Tennessee	469	469	389
Missouri	436	461	391
Michigan	433	400	248
Colorado	425	393	289
Massachusetts	421	444	463
Pennsylvania	413	385	279
Other(1)	3,806	3,682	2,976
Total	13,906	13,977	12,156

(1)	States with less than 400 dealers at December 31, 2008.

Underwriting Standards and Purchase of Automobile Contracts

Underwriting Standards and Purchase Criteria

Dealers have submitted credit applications directly to our branches. We have used credit bureau reports in conjunction with information on the credit application to make a final credit decision or a decision to request additional information. Only credit bureau reports that have been obtained directly by us from the credit bureaus are acceptable. In addition, and prior to the approval of any credit application, we typically verified, among other things, the customer’s employment, income and residence.

Our credit policy had placed specific accountability for credit decisions directly within the branches. In general, no branch manager had credit approval authority for contracts greater than $15,000. Any transaction that exceeded a branch manager’s approval limit must have been approved by our divisional vice presidents, or by certain members of our senior management at our corporate offices.

Verification

Upon approving or conditioning any application, all required stipulations were presented to the dealer and had to be satisfied before funding.

All dealers were required to provide us with written evidence of insurance in force on a vehicle being financed when submitting the automobile contract for purchase. Prior to funding an automobile contract, the branch was required to verify by telephone with the insurance agent the customer’s insurance coverage with us as loss payee.

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

Servicing and Collection

Billing Process

We send each borrower a coupon book, which details the periodic loan payments. All payments are directed to the customer’s respective branch. We also accept payments delivered to the branch by a customer in person as well as payments received through Western Union and Money Gram. Additionally, we allow customers to pay over the internet at our website, http://www.UACC.net, over the phone and customers may choose to have their payments automatically withdrawn from their bank account if they so desire. Subsequently, in 2009 we began to receive payments through a third party lock box provider. We expect to convert all in branch payment processing to a third party lockbox by the end of 2009.

Collection Process

Our collection policy calls for the following sequence of actions to be taken with regard to all problem loans: (i) call the borrower at one day past due; (ii) immediate follow-up on all broken promises to pay; (iii) branch management review of all accounts at ten days past due; and (iv) divisional vice president review of all accounts at 45 days past due, with frequent account inspection thereafter until the delinquency situation is rectified.

We may consider extensions or modifications in collecting certain delinquent accounts. All extensions and modifications require the approval of branch management and are monitored by a divisional vice president. We also may, at our discretion, aid customers with unexpected vehicle repair costs that may otherwise impede that customer’s ability to pay as agreed.

In 2009, we began to use an outside company to service a portion of our portfolio on a test basis. We believe the use of this outside servicer could enhance our restructuring efforts in the future.

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

When a vehicle is repossessed, it is generally sold at an automobile auction or, less frequently, through a private sale, and the sale proceeds are subtracted from the net outstanding balance of the loan with any remaining amount recorded as a loss. We often seek to pursue customer deficiencies, where permissible. The net outstanding balance of the loan is the loan balance less any unaccreted acquisition discounts.

In the fourth quarter of 2008, we established a centralized remarketing department to handle the disposal of repossessed automobiles for our closed branches. We expect to centralize all collateral remarketing by the end of 2009.

Competition

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

Employees

At December 31, 2008, we had 685 employees. None of our employees are a part of a collective bargaining agreement. We believe that we have been successful in attracting quality employees and that our employee relations are satisfactory.

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports are available without charge on our website, http://www.upfc.com, as soon as reasonably practicable after they are filed electronically with the SEC. We are providing the address to our website solely for the information of investors. We do not intend the address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K.

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

Several proposals for legislation that could substantially intensify the regulation of the financial services industry (which could include additional regulations for finance companies like ours that acquire and service automobile contracts) are expected to be introduced and possibly enacted in the new Congress in response to the current economic downturn and financial industry instability. Other legislative and regulatory initiatives which could affect us and the financial services industry in general are pending, and additional initiatives may be proposed or introduced, before the Congress, the California legislature, and other governmental bodies in the future. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which our business would be affected thereby. We cannot predict whether or when potential legislation will be enacted, and if enacted, the effect that it, or any implemented regulations, would have on our financial condition or results of operations.

Recent Economic Developments, Legislation and Regulatory Initiatives

Negative developments beginning in the latter half of 2007 in the sub-prime mortgage market and the securitization markets for such loans and other factors have resulted in uncertainty in the financial markets in general and a related general economic downturn, which continued through 2008 and are anticipated to continue at least well through 2009. General downward economic trends, reduced availability of commercial credit and increasing unemployment have negatively impacted the credit performance of commercial and consumer credit. Concerns over the stability of the financial markets and the economy have resulted in decreased lending by financial institutions to their customers and to each other. This market turmoil and tightening of credit has led to increased commercial and consumer delinquencies, lack of customer confidence, increased market volatility and widespread reduction in general business activity.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted (“EESA”) to restore confidence and stabilize the volatility in the U.S. banking system and to encourage financial institutions to increase their lending to customers and to each other. Initially introduced as the Troubled Asset Relief Program or “TARP”, the EESA authorized the United States Department of the Treasury (“Treasury”) to purchase from financial institutions and their holding companies up to $700 billion in mortgage loans, mortgage-related securities and certain other financial instruments, including debt and equity securities issued by financial institutions and their holding companies in a troubled asset relief program. Treasury has since injected capital into many financial institutions under the TARP Capital Purchase Program.

In addition, on November 25, 2008, the Federal Reserve Board announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities generally. The Federal Reserve Board also announced the TALF general terms and conditions and provided further details about the terms and conditions for the program on December 19, 2008. On February 6, 2009, the Federal Reserve Board released additional terms and conditions after further analysis and consultation with issuers, investors and dealers in asset backed securities. The February 6, 2009 terms and conditions provide that the Federal Reserve Bank of New York will lend up to $200 billion of loans on a non-recourse basis to holders of AAA-rated asset backed securities, fully secured by newly or recently originated small business and consumer loans, including auto loans. Asset backed securities that obtain AAA ratings on the benefit of a third-party guarantee, will not be eligible for TALF. TALF loans will have a term of three years and will be fully secured by the eligible collateral. In order to participate in TALF, the sponsor must agree to comply with certain executive compensation requirements. Lastly, Treasury will provide $20 billion of credit protection to the Federal Reserve Board in connection with the TALF.

On February 10, 2009, the Federal Reserve Board announced that it is prepared to undertake a substantial expansion o the TALF. The expansion could increase the size of the TALF to as much as $1 trillion and could broaden the eligible collateral. The Federal Reserve Board’s objective in expanding the TALF would be to provide additional assistance to financial markets and institutions in meeting the credit needs of households and business and thus to support overall economic. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels.

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

General Securities Regulation

Our securities are registered with the SEC under the Securities Exchange Act of 1934, as amended, or the Exchange Act. As such we are subject to the information, proxy solicitation, insider trading, corporate governance, and other requirements and restrictions of the Exchange Act. Our common stock is publicly held and listed on NASDAQ Global Market and we are subject to the listing requirements of NASDAQ.

The Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 implemented legislative reforms applicable to companies with securities traded publicly in the United States. The Sarbanes-Oxley Act is intended to address corporate and accounting fraud and contains provisions dealing with corporate governance and management, disclosure, oversight of the accounting profession, and auditor independence. Although we have incurred and expects to continue to incur additional expenses in complying with the provisions of the Sarbanes-Oxley Act, we do not expect that compliance will have a material effect on our financial condition or results of operations.

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

We have policies and procedures in place to address the requirements of the USA PATRIOT Act. Material deficiencies in anti-money laundering compliance can result in the imposition of civil money penalties and could have serious reputation consequences.

Fair and Accurate Credit Transactions Act of 2003

FCRA, as amended by the Fair and Accurate Credit Transactions Act of 2003, or FACTA, requires certain persons to help deter identity theft, including developing appropriate fraud response programs, and give consumers more control of their credit data. It also reauthorizes a federal ban on state laws that interfere with corporate credit granting and marketing practices. In connection with FACTA, the Federal Trade Commission (the “FTC”) and the financial institution regulatory agencies have adopted final rules that took effect on October 1, 2008 and will prohibit a company or other person from using certain information about a consumer it received from an affiliate to make a solicitation to the consumer, unless the consumer has been notified and given a chance to opt out of such solicitations, subject to certain exceptions. A consumer’s election to opt out would be effective for at least five years. The FTC and the financial institution regulatory agencies have also adopted final rules and guidelines required by FACTA for financial institutions and “creditors,” which term would include a finance company participating in a credit decision with respect to an automobile contract, that require financial institutions and creditors to identify patterns, practices and specific forms of activity, known as “Red Flags,” that indicate the possible existence of identity theft and require financial institutions and creditors to establish reasonable policies and procedures for implementing these guidelines.

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

In addition, state laws may impose more restrictive limitations on the ability of financial institutions to disclose such information. California has adopted such a privacy law that among other things generally provides that customers must “opt in” before information may be disclosed by a California financial institution, which term would include a California finance company, to certain nonaffiliated third parties and “opt out” before information may be shared with affiliates. The California limit relating to sharing information with affiliates has been held to be preempted by FCRA, which district court decision is on appeal.

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

We require a substantial amount of liquidity to operate our business and fund our automobile finance operations. Among other things, we use such liquidity to acquire automobile contracts, pay securitization costs and fund related accounts, satisfy working capital requirements and pay operating expenses and interest expense. Our access to liquidity sources has been negatively impacted by continued disruptions in the credit markets and capital markets, which, in turn, has caused us to downsize our operations and suspend new loan originations. If we are unable to access acceptable liquidity sources, we may be unable to resume new loan originations during 2009 and, as a result, our financial position, liquidity and results of operations would be materially and adversely affected.

If we are unable to access alternative sources of financing or sell receivables on a whole loan basis, then we may be not be able to pay all amounts owed under our term facility by October 16, 2009.

Our agreement with our lender requires payments under a pre-determined schedule, which requires that we pay all amounts owed under the term facility by October 16, 2009. Management is currently pursuing and evaluating alternative sources of financing and is also selling receivables on a whole-loan basis to reduce the balance of the term loan. At this time, there is no assurance we will be able to restructure the facility or negotiate an extension with the current lender and these financing strategies may not be affected on satisfactory terms, if at all. We also cannot forecast if or when market liquidity conditions will improve from current stresses, although it is our expectation that the existing turmoil in the financial and credit markets may continue to affect our performance. In addition, we are subject to restrictive covenants under the term facility, which, require us to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), it could result in an event of default under the facility. If an event of default occurs under the facility, the lender could elect to terminate servicing, declare all amounts outstanding under the facility to be immediately due and payable and enforce the interest against collateral pledged. In addition, our breach of any covenant under the term facility would result in a corresponding breach under our agreements with our financial guaranty insurance providers. If we are unable to arrange for other types of financing, or are unable to pay the term facility by October 16, 2009, then our results of operations, financial condition and cash flows would be materially and adversely affected.

If we fail to satisfy certain covenants in our agreements with our financial guaranty insurance providers, we may lose our rights to service the receivables included in our securitization trusts. In addition, our servicing rights for contracts pledged under our term loan renew on a month-to-month basis so we are subject to the potential risk each month of losing our rights to service those contracts.

Our agreements with our financial guaranty insurance providers provide that our servicing rights with respect to the receivables included in a securitization trust may be terminated by the applicable financial guaranty insurance provider if (i) certain performance ratios (delinquency, cumulative default and cumulative net loss on the receivables included in each securitization trust were to exceed specified limits, (ii) we breach our obligations under the servicing agreement, (iii) the financial guaranty insurance provider is required to make payments under a policy, or (iv) certain bankruptcy or insolvency events were to occur. As of December 31, 2008, no such servicing right termination events have occurred with respect to any of the trusts formed by us.

In addition, our term facility provides that our servicing rights for automobile contracts pledged under the term facility expire each month unless extended by the lenders in their sole and absolute good faith discretion.

Although the lenders have expressed their intention that we continue to service the automobile contracts pledged to the facility our rights to service the contracts could expire at any month. Furthermore, a breach of any covenant under the term facility would result in a breach under our agreements with our financial guaranty insurance providers, which could also cause us to lose our rights to service receivables included in our securitization trusts.

The termination of any or all of our servicing rights would have a material adverse effect on our financial position, liquidity and results of operations.

Our access to liquidity sources has been negatively impacted by changes to our warehouse facility, our inability to access the securitization market and may be further negatively impacted if market conditions persist.

While we actively maintain liquidity at least sufficient to cover all our maturing debt obligations or other forecasted funding requirements, our liquidity has been, and may continue to be affected, by continued disruptions in the capital markets and an inability to access the securitizations markets. Our past primary source of operating liquidity came from a $300 million warehouse facility, which we depended upon to fund our automobile finance operations in order to finance the purchase of automobile contracts pending securitization. We required continued execution of securitization transactions in order to generate cash proceeds for repayment of our warehouse facility and to create availability to purchase additional automobile contracts. However, due to unprecedented disruptions in the asset-backed securities market and credit markets in general, we have not accessed the securitization market with a transaction since November 2007 and our warehouse facility has recently converted to a term loan, providing that the Company will be required to pay all amounts owed under the term facility by October 16, 2009. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels. On November 25, 2008, the Federal Reserve Board announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities and it is currently anticipated that the facility will lend up to $200 billion of loans (although that amount may be increased to up to $1 trillion) on a non-recourse basis to holders of AAA-rated asset backed securities, fully secured by newly or recently originated consumer loans, such as auto loans. It is anticipated that the facility will cease making loans on December 31, 2009, unless that date is extended. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels or whether we will be able to access the program.

We may be unable to manage consolidating our operations.

As a result of the continued disruptions in the capital markets, as well as the lack of available borrowing capacity, we determined to consolidate our operations and reduce our branch footprint in order to lower expenses and meet required liquidity needs. We are vulnerable to a variety of business risks generally associated with downsizing business operations including, among others, portfolio credit deterioration, retaining and motivating qualified employees and successfully managing the resulting consolidated branches. Our failure to effectively manage this consolidation would have a material adverse effect on our financial condition, results of operations and business prospects.

We may be unable to obtain permanent waivers under our insurance agreement for non-compliance with covenants.

As of December 31, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. However, there are two non-financial covenants under the various financial guaranty insurance policies for the securitizations for which we are seeking permanent waivers. We are currently operating under temporary waivers for these covenants. These two covenants relate to the appointment of our chief executive officer and our agreement to maintain a warehouse facility. If we are unable to obtain permanent waivers for both these items or continuing temporary waivers, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization, which could have a material adverse effect on our financial condition, results of operations and business prospects.

We have a substantial amount of indebtedness.

We currently have a substantial amount of outstanding indebtedness. Our ability to make payments of principal or interest on, or to refinance, our indebtedness will depend on our future operating performance, including the performance of automobile receivables that are either pledged under our term facility (which was our prior warehouse facility) or transferred to securitization trusts, and our ability to access alternative sources of financing. If we are unable to generate sufficient cash flows in the future to service our debt, we may be required to refinance all or a portion of our existing debt or to obtain additional financing. There can be no assurance that any refinancings will be possible or that any additional financing could be obtained on acceptable terms. The inability to refinance our existing debt or to obtain additional financing would have a material adverse effect on our financial position, liquidity and results of operations.

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

We purchase automobile contracts primarily from automobile dealers. Many of our competitors have long-standing relationships with used automobile dealers and may offer dealers or their customers other forms of financing that we currently do not provide. In addition, our relationship with automobile dealers may be adversely impacted during the time we suspend new loan originations. We suspended new loan originations during the third quarter of 2008 and are continuing to suspend new loan originations. While we anticipate that we will resume new loan originations during 2009, it is more difficult to sustain relationships with independent dealers during the suspension period. If we are unsuccessful in maintaining and expanding our relationships with dealers, we may be unable to purchase contracts in the volume and on the terms that we anticipate and consequently our automobile finance business would be materially and adversely affected. In addition, there is also no assurance that the business, once resumed, will function similar to how it was in the past.

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

We depend on our key personnel.

We are dependent upon the continued services of our key employees. In addition, our business strategy depends in part on our ability to attract and retain qualified branch managers. The loss of the services of any key employee, or our failure to attract and retain other qualified personnel, could have a material adverse effect on our financial condition, results of operations and business prospects.

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

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, and breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of automobile contracts originated by dealers, we may also be named as a co-defendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities. However, any adverse resolution of litigation pending or threatened against us could have a material adverse affect on our financial condition, results of operations and cash flows.

Risks Related to Our Ownership and Organizational Structure

The ownership of our common stock is concentrated, which may result in conflicts of interest and actions that are not in the best interests of all of our shareholders.

As of December 31, 2008, our Chairman, Guillermo Bron, beneficially owned 5,741,251 shares of our common stock, representing 36.5% of our total outstanding common stock. As a result, our Chairman will have substantial influence over our management and affairs, including the ability to control substantially all matters submitted to our shareholders for approval, the election and removal of our Board of Directors, any amendment of our articles of incorporation or bylaws and the adoption of measures that could delay or prevent a change of control or impede a merger. This concentration of ownership could adversely affect the price of our securities or lessen any premium over market price that an acquirer might otherwise pay.

We are a holding company with no operations of our own.

The results of our operations and our financial condition are principally dependent upon the business activities of our principal consolidated subsidiaries, UACC and UABO. In addition, our ability to fund our operations, meet our obligations for payment of principal and interest on our outstanding debt obligations and pay dividends on our common stock are dependent upon the earnings from the business conducted by our subsidiaries. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code. As of December 31, 2008, we had approximately $10.3 million of junior subordinated debentures issued to a subsidiary trust, UPFC Trust I, which, in turn, had $10.0 million of company-obligated mandatorily redeemable preferred securities outstanding. The junior subordinated debentures mature in 2033. However, we may call the debt any time. The redemption price is par plus accrued and unpaid interest. It is possible that we may not have sufficient funds to repay that debt at the required time. Our subsidiaries are separate and distinct legal entities and have no obligation to provide us with funds for our payment obligations, whether by dividends, distributions, loans or other payments. Any distribution of funds to us from our subsidiaries is subject to statutory, regulatory or contractual restrictions, the level of the subsidiaries’ earnings and various other business considerations.

Risks Related to Regulatory Factors

The scope of our operations exposes us to risks of noncompliance with an increasing and inconsistent body of complex state and local regulations and laws.

Because we operate in 32 states, we must comply with the laws and regulations, as well as judicial and administrative decisions, for all of these jurisdictions. The volume of new or modified laws and regulations has increased in recent years and has increased significantly in response to issues arising with respect to subprime mortgage and other consumer lending, and in some cases there is conflict among jurisdictions. From time to time, legislation and regulations are enacted which increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance among financial services providers. Proposals to change the laws and regulations governing the operations and taxation of financial institutions and financial services providers are frequently made in the U.S. Congress, in the state legislatures, and by various regulatory agencies, and also have increased significantly due to subprime mortgage and other consumer lending issues. This legislation may change our operating environment and that of our subsidiaries in substantial and unpredictable ways. We cannot predict whether any of this potential legislation will be enacted, and if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of us or any of our subsidiaries.

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

Risks Related to Factors Outside Our Control

Adverse economic conditions have adversely affected our business and could continue to adversely affect our business.

Our business is affected directly by changes in general economic conditions, including changes in employment rates, prevailing interest rates and real wages. Disruptions in the capital and credit markets have adversely affected our access to liquidity sources which, in turn, has caused us to downsize our operations and suspend new loan originations. During periods of economic slowdown or recession such as we are currently experiencing, we may also experience a decrease in demand for our financial products and services, an increase in our servicing costs, a decline in collateral values or an increase in delinquencies and defaults. A decline in collateral values and an increase in delinquencies and defaults increase the probability and severity of losses. Any sustained period of increased delinquencies, defaults or losses would materially and adversely affect our financial condition, results of operations and business prospects.

Fluctuations in interest rates could adversely affect our margin spread and the profitability of our lending activities.

Our results of operations depend to a large extent upon our net interest income, which is the difference between interest received by us on the automobile contracts acquired and the interest payable under our credit facilities.

Interest rates are highly sensitive to many factors, including governmental monetary policies and domestic and international economic and political conditions, which are beyond our control. Several factors affect our ability to manage interest rate risk, such as the fact that automobile contracts are purchased at fixed interest rates, while amounts borrowed under our term facility bear interest at variable rates that are subject to frequent adjustment to reflect prevailing rates for short-term borrowings. In addition, the interest rates charged on the automobile contracts purchased from dealers are limited by statutory maximums, restricting our opportunity to pass on increased interest costs.

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

Our results of operations may be impaired as a result of natural disasters.

Our automobile contracts are geographically concentrated in the states of Texas, California, and Florida. These and others in which we have loans are particularly susceptible to natural disasters: earthquake in the case of California, and hurricanes and flooding in the states of Florida and Texas. Natural disasters, in those states or others, could cause a material number of our vehicle purchasers to lose their jobs, or could damage or destroy vehicles that secure our automobile contracts. In either case, such events could result in our receiving reduced collections on our automobile contracts, and could thus result in reductions in our revenues or the cash flows available to us.

The effects of terrorism and military action may impair our results of operations.

The long-term economic impact of the events of September 11, 2001, possible future terrorist attacks or other incidents and related military action, or current or future military action by United States forces in Iraq and other regions, could have a material adverse effect on general economic conditions, consumer confidence, and market liquidity in the United States. No assurance can be given as to the effect of these events on the performance of our automobile contracts. Any adverse effect resulting from these events could materially affect our results of operations, financial condition and cash flows. In addition, activation of a substantial number of U.S. military reservists or members of the National Guard may significantly increase the proportion of contracts whose interest rates are reduced by the application of the Service members' Civil Relief Act, which provides, generally, that an obligor who is covered by that act may not be charged interest on the related contract in excess of 6% annually during the period of the obligor's active duty.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office consisting of approximately 31,214 square feet, are located at 18191 Von Karman, Suite 300 and Suite 250, Irvine, California 92612. Additionally, as of December 31, 2008, we maintained 67 branch offices for our automobile finance business in 32 states throughout the United States of America, including ten branch offices located in Texas, seven branch offices located in Florida, four branch offices located in each of New York and Tennessee, three branch offices located in each of Alabama, California, Georgia, Michigan, North Carolina and Ohio, two branch offices located in each of Arizona, Colorado, Indiana, Missouri, Oklahoma, and Virginia, and one branch office located in each of Illinois, Kansas, Massachusetts, Minnesota, Mississippi, New Hampshire, Oregon, Pennsylvania, South Carolina, Utah, Washington, and Wyoming. The average size of our branch offices is approximately 2,000 square feet.

In addition, we currently have 51 leases associated with our closed branches. The lease obligation associated with these branches is included in the future minimum rental payments in “Note 13. Commitments and Contingencies” in our Notes to the Consolidated Financial Statements in this Form 10-K.

All of the properties listed above are leased with lease terms expiring on various dates to 2014, most with options to extend the lease term. The net investment in premises, equipment and leaseholds totaled $6.0 million at December 31, 2008. We believe that our properties are in good operating condition and are suitable for the purposes for which they are being used.

Item 3. Legal Proceedings.

As a consumer finance company, we are subject to various consumer claims and litigation seeking damages and statutory penalties, based upon, among other things, usury, disclosure, inaccuracies, wrongful repossession, violations of bankruptcy stay provisions, certificate of title disputes, fraud, and breach of contract and discriminatory treatment of credit applicants. Some litigation against us could take the form of class action complaints by consumers. As the assignee of finance contracts originated by dealers, we may also be named as a codefendant in lawsuits filed by consumers principally against dealers. The damages and penalties claimed by consumers in these types of matters can be substantial. The relief requested by the plaintiffs varies but can include requests for compensatory, statutory and punitive damages. We believe that we have taken prudent steps to address and mitigate the litigation risks associated with our business activities and that the outcome of such claims and litigation will not have a material effect upon our financial condition, results of operations and cash flows.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5. Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on The NASDAQ Global Market under the symbol “UPFC” since our initial public offering in 1998. The following table shows for the periods indicated the high and low sale prices per share of our common stock.

	High	Low
2008
Fourth Quarter	$3.58	$0.87
Third Quarter	$4.35	$1.19
Second Quarter	$4.92	$2.28
First Quarter	$6.11	$2.59
2007
Fourth Quarter	$8.84	$4.76
Third Quarter	$14.67	$7.30
Second Quarter	$16.44	$12.46
First Quarter	$14.51	$11.10

On March 12, 2009, the last reported sale price of our common stock on The NASDAQ Global Market was $1.43 per share. As of March 12, 2009 we had 25 shareholders of record and 15,752,593 outstanding shares of common stock.

The following graph compares, for the period from December 31, 2003 through December 31, 2008, the yearly percentage change in our cumulative total return on our common stock with the cumulative total return of the NASDAQ-Total US, an index consisting of NASDAQ-listed U.S.-based companies, and the SNL Auto finance Index, an index consisting of automobile finance companies. This graph assumes an initial investment of $100 and reinvestment of dividends. This graph is not necessarily indicative of future stock performance.

United PanAm Financial Corp.

	Period Ending
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
United PanAm Financial Corp.	100.00	114.20	155.00	82.44	30.68	9.53
NASDAQ Composite	100.00	108.59	110.08	120.56	132.39	78.72
SNL Auto Finance	100.00	143.81	163.71	181.02	99.67	58.53

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

During the quarter ended December 31, 2008, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
October 1, 2008 to October 31, 2008	—	—	—	1,410,262
November 1, 2008 to November 30, 2008	—	—	—	1,410,262
December 1, 2008 to December 31, 2008	—	—	—	1,410,262
Total	—	—	—	1,410,262

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

Item 6. Selected Financial Data

The following table presents our selected consolidated financial data as of and for the years ended December 31, 2008, 2007, 2006, 2005 and 2004. The selected consolidated financial data have been derived from our consolidated financial statements.

You should read the selected consolidated financial data together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and notes thereto that are included elsewhere in this Annual Report on Form 10-K.

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except per Share Data)
Statement of Operations Data
Interest income	$218,634	$229,458	$195,270	$157,777	$117,689
Interest expense	51,764	47,449	35,791	23,228	15,645
Net interest income	166,870	182,009	159,479	134,549	102,044
Provision for loan losses	64,994	69,764	46,800	31,166	25,516
Net interest income after provision for loan losses	101,876	112,245	112,679	103,383	76,528
Non-interest income	2,506	1,730	1,737	830	2,047
Non-interest expense
Compensation and benefits	56,706	62,169	51,905	39,495	33,004
Occupancy	8,348	9,336	7,360	5,764	5,130
Other non-interest expense	20,652	25,201	21,844	19,212	16,767
Restructuring charges	9,209	—	—	—	—
Loss on debt extinguishment	7,610	—	—	—	—
Other non-recurring charges(6)	2,280	—	—	—	—
Total non-interest expense	104,805	96,706	81,109	64,471	54,901
Income from continuing operations before income taxes	(423)	17,269	33,307	39,742	23,674
Income taxes	28	6,683	13,562	16,029	9,382
(Loss) income from continuing operations	(451)	10,586	19,745	23,713	14,292
(Loss) income from discontinued operations, net of tax(1)	—	—	(676)	2,952	9,413
Net (loss) income	$(451)	$10,586	$19,069	$26,665	$23,705
Earnings (loss) per share – basic:
Continuing operations	$(0.03)	$0.66	$1.13	$1.41	$0.88
Discontinued operations(1)	—	—	(0.04)	0.17	0.58
Net (loss) income	$(0.03)	$0.66	$1.09	$1.58	$1.46
Weighted average basic shares outstanding	15,740	15,926	17,444	16,874	16,209
Earnings (loss) per share – diluted:
Continuing operations	$(0.03)	$0.65	$1.06	$1.27	$0.79
Discontinued operations(1)	—	—	(0.04)	0.16	0.52
Net (loss) income	$(0.03)	$0.65	$1.02	$1.43	$1.31
Weighted average diluted shares outstanding	15,740	16,357	18,699	18,644	18,069

	As of and for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands, Except per Share Data)
Statement of Financial Condition Data
Total assets from continuing operations	$794,815	$977,181	$879,489	$713,854	$553,641
Gross loans(2)	739,728	926,350	813,524	666,162	524,170
Unearned acquisition discounts	(29,477)	(43,699)	(39,449)	(32,506)	(24,827)
Allowance for loan losses	(43,220)	(48,386)	(36,037)	(29,110)	(25,593)
Interest receivable	8,476	10,424	9,018	7,213	5,535
Securitization notes payable	406,087	762,245	698,337	521,613	352,564
Term facility and warehouse lines of credit	200,218	35,625	—	54,009	101,776
Junior subordinated debentures	10,310	10,310	10,310	10,310	10,310
Shareholders’ equity	159,750	159,341	159,865	154,915	124,253
Operating Data
Contracts purchased	$266,574	$590,767	$550,563	$461,483	$367,965
Contracts outstanding(2)	$739,728	$926,350	$813,524	$666,162	$524,170
Average loan balance(2)	$875,678	$898,851	$755,881	$605,989	$469,884
Average yield on automobile contracts, net	27.39%	27.74%	27.89%	27.96%	27.59%
Average cost of borrowing	6.85%	6.05%	5.58%	4.37%	2.91%
Unearned acquisition discounts to gross loans(3)	3.98%	4.72%	4.85%	4.88%	4.74%
Nonaccrual loans(3)	$27,686	$21,185	$13,314	$9,838	$7,169
Nonaccrual loans to gross loans(2)	3.74%	2.29%	1.64%	1.48%	1.36%
Allowance for loan losses to gross loans net of unearned acquisition discounts	6.09%	5.48%	4.66%	4.59%	5.13%
Total delinquencies over 30 days (% of net contracts)	2.10%	1.24%	0.93%	0.90%	0.72%
Net charge-offs to average loans	8.01%	6.39%	5.22%	4.51%	5.24%
Other Data
Number of branches(4)	67	142	131	107	87
Net interest margin as a percentage of interest income	76.32%	79.32%	81.67%	85.28%	86.71%
Net interest margin as a percentage of average loans	19.06%	20.25%	21.10%	22.20%	21.72%
Non-interest expense to average loans	11.97%	10.76%	10.73%	10.64%	11.68%
Non-interest expense to average loans(5)	9.79%	10.76%	10.73%	10.64%	11.68%
Return on average assets from continuing operations	(0.05%)	1.11%	2.44%	3.59%	2.84%
Return on average shareholders’ equity	(0.28%)	6.74%	12.14%	16.75%	12.87%
Consolidated capital to assets ratio	20.09%	16.31%	18.18%	12.81%	8.78%

(1)	Commencing in September 2004, we discontinued our banking operations and insurance premium finance operations. Commencing in March 2006, we discontinued our operations related to investment segment and sold our investment securities portfolio.
(2)	Net of unearned finance charges.
(3)	Net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed.
(4)	Subsequent to December 31, 2008, management has closed an additional 36 branches.
(5)	Excluding restructuring charges and other non-recurring charges.
(6)	Professional fees incurred in connection with financing transactions which did not materialize.

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

Overview

We are a specialty finance company engaged in automobile finance, which includes the purchasing and servicing of automobile installment sales contracts, originated by independent and franchised dealers of used automobiles. We conduct our automobile finance business through our wholly-owned subsidiaries, United Auto Credit Corporation, or UACC and United Auto Business Operations, LLC, or UABO, which provide financing to borrowers who typically have limited or impaired credit histories that restrict their ability to obtain loans through traditional sources. Financing arms of automobile manufacturers generally do not make these loans to non-prime borrowers, nor do many other traditional automotive lenders. Non-prime borrowers generally pay higher interest rates and loan fees than do prime borrowers.

As a result of the continued disruptions in the capital markets, in the first quarter of 2008, we began a strategy to downsize our operations and reduce our branch footprint in order to lower expenses and meet required liquidity needs. We are continuing to implement this strategy in 2009. During the year ended December 31, 2008, we closed 75 branches bringing the total number of branches to 67 branches in operation as of December 31, 2008. The closures of the 75 branches resulted in a decrease in the number of employees of approximately 460 or 40% of the work force since December 31, 2007. Subsequent to December 31, 2008, management has closed an additional 36 branches.

In addition, we have suspended new loan originations during the end of the third quarter and the entire fourth quarter of 2008 to allow our outstanding receivables to shrink to a level where our capital base will be able to finance future originations.

As a part of our corporate restructuring efforts, we have taken steps to streamline and centralize certain functions that were previously performed in our branches. In the fourth quarter of 2008 we established a centralized remarketing department to handle the disposal of repossessed automobiles for our closed branches. We expect to centralize all collateral remarketing by the end of 2009. In January 2009, we began to receive payments through a third party lock box provider. We expect to convert all in-branch payment processing to the third party lock box by the end of 2009. Additionally, in January 2009, we began to use an outside service provider to verify insurance coverage. Previously this function was performed within the branch. We expect that the above changes will result in both reduced cost and increased efficiency.

We have historically used a warehouse facility to fund our automobile finance operations pending securitization. The warehouse credit facility converted in 2008 to a term loan, which amortizes pursuant to a pre-determined payment schedule requiring the Company to pay all amounts owed under the facility by October 16, 2009. Based on the pre-determined payment schedule, excluding any future loan sales, the term facility is estimated to have outstanding balance of approximately $90 million by October 16, 2009, which will be secured by a collateral balance of approximately $200 million. Management is currently pursuing and evaluating a number of different alternatives to refinance the outstanding balance by October 16, 2009 including but not limited to additional whole loan sales, extending of the facility with the current lender, accessing the Federal Reserve Board new Term Asset Backed Securities Loan Facility (“TALF”) program and other financing sources. In the event that we are unable to refinance the term facility, the lender could among other things, demand payment of the loan and seize the collateral. At this time, management cannot provide any assurances that it will be able to arrange for the refinancing of the term facility.

Management is also currently evaluating the timing of new loan originations, which will depend on our ability to access alternative sources of financing to fund the new loan originations as well as conditions in the capital markets and credit markets in general. At this time, we anticipate that we will resume new loan originations in 2009, but there is no assurance that we will be able to arrange for the alternative sources of financing and there is also no assurance that the business, once resumed, will function similar as it has in the past.

The following table presents the number of branches, number of contracts and total contracts outstanding in each of the states in which we operate as of December 31, 2008.

	At December 31, 2008
State	Number of Branches	Number of Contracts	Contracts Outstanding
	(Dollars in Thousands)
Texas	10	14,119	$109,569
California	3	9,770	59,215
Florida	7	9,297	56,939
Georgia	3	5,185	35,649
New York	4	5,823	34,360
Missouri	2	4,521	30,824
North Carolina	3	4,509	30,877
Tennessee	4	4,091	28,982
Ohio	3	4,419	24,881
Arizona	2	4,455	29,533
Michigan	3	3,416	24,235
Alabama	3	4,625	31,200
Indiana	2	3,005	20,879
Colorado	2	3,222	18,773
Virginia	2	2,939	18,209
Oklahoma	2	1,753	13,356
Other(1)	12	26,000	172,811
Total	67	111,149	$740,292

(1)	One branch in each of Illinois, Kansas, Massachusetts, Minnesota, Mississippi, New Hampshire, Oregon, Pennsylvania, South Carolina, Utah, Washington and Wyoming. We currently originate and service automobile contracts in West Virginia, Connecticut, Arkansas and Nebraska from our Business Operations Unit based in Dallas, Texas. We currently have no branch presence in these four states.

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

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee as to how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

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

The allowance for credit losses is established through provision for loan losses recorded as necessary to provide for estimated loan losses in the next 12 months at each reporting date. We account for such loans by static pool, stratified into three-month buckets based upon the period of origination. The credit risk in each individual static pool is evaluated independently in order to estimate the future losses within each pool. We evaluate the adequacy of the allowance by examining current delinquencies, the characteristics of the portfolio, prospective liquidation values of the underlying collateral and general economic and market conditions. As circumstances change, our level of provisioning and/or allowance may change as well. Any such adjustment is recorded in the current period as the assessment is made.

Despite these analyses, we recognize that establishing an allowance is an estimate, which is inherently uncertain and depends on the outcome of future events. Our operating results and financial condition are sensitive to changes in our estimate for loan losses and the estimate’s underlying assumptions. Our operating results and financial condition are immediately impacted as changes in estimates for calculating loan loss reserves are immediately recorded in our consolidated statement of operations as an addition or reduction in provision expense.

Income Taxes

We account for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement basis and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

In determining the possible realization of deferred tax assets, we consider future taxable income from future operations exclusive of reversing temporary differences and tax planning strategies that, if necessary, would be implemented to accelerate taxable income into periods in which net operating losses might otherwise expire.

Share-Based Compensation

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the years ended December 31, 2008 and 2007 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $813,000 and $1,800,000 for the years ended December 31, 2008 and 2007, respectively.

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Automobile contracts	$740,292	$927,921	$816,031	$669,597	$528,761
Other consumer loans	—	—	—	—	4
Total loans	$740,292	$927,921	$816,031	$669,597	$528,765
Unearned finance charges(1)	(564)	(1,571)	(2,507)	(3,435)	(4,595)
Unearned acquisition discounts(1)	(29,477)	(43,699)	(39,449)	(32,506)	(24,827)
Allowance for loan losses(1)	(43,220)	(48,386)	(36,037)	(29,110)	(25,593)
Total loans, net	$667,031	$834,265	$738,038	$604,546	$473,750

(1)	See “Note 3. Summary of Significant Accounting Policies” to our Notes to the Consolidated Financial Statements in this Form 10-K.

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $43.2 million at December 31, 2008 compared with $48.4 million at December 31, 2007, representing 6.09% of loans at December 31, 2008 and 5.48% at December 31, 2007.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of year	$48,386	$36,037	$29,110	$25,593	$24,982
Provision for loan losses – continuing operations(1)	64,994	69,764	46,800	31,166	25,516
Net charge-offs	(70,160)	(57,415)	(39,873)	(27,649)	(24,905)
Balance at end of year	$43,220	$48,386	$36,037	$29,110	$25,593
Annualized net charge-offs to average loans	8.01%	6.39%	5.22%	4.51%	5.24%
Ending allowance to period end loans	6.09%	5.48%	4.66%	4.59%	5.13%

(1)	See “— Critical Accounting Policies”

Past Due and Nonaccrual Loans

The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	December 31,
	2008		2007		2006
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
	(Dollars in Thousands)
30 to 59 days	$11,215	1.52%	$7,194	0.78%	$4,898	0.60%
60 to 89 days	2,888	0.39%	2,756	0.30%	1,678	0.21%
90+ days	1,407	0.19%	1,534	0.16%	966	0.12%
Total	$15,510	2.10%	$11,484	1.24%	$7,542	0.93%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	December 31,
	2008	2007	2006	2005	2004
Nonaccrual loans	$27,686	$21,185	$13,314	$9,838	$7,169
Nonaccrual loans to gross loans	3.74%	2.29%	1.64%	1.48%	1.36%
Allowance for loan losses to gross loans, net of acquisition discounts	6.09%	5.48%	4.66%	4.59%	5.13%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from January 2004 through September 2008.

Number of Months Outstanding	Jan-04 – Mar-04	Apr-04 – Jun-04	Jul-04 – Sep-04	Oct-04 – Dec-04	Jan-05 – Mar-05	Apr-05 – Jun-05	Jul-05 – Sep-05	Oct-05 – Dec-05	Jan-06 – Mar-06	Apr-06 – Jun-06	Jul-06 – Sep-06	Oct-06 – Dec-06	Jan-07 – Mar-07	Apr-07 – Jun-07	Jul-07 – Sep-07	Oct-07 – Dec-07	Jan-08 – Mar-08	Apr-08 – Jun-08	Jul-08 – Sep-08
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.02%	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%	0.10%	0.04%	0.05%	0.11%
7	0.37%	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%	0.82%	0.61%	0.48%	0.49%
10	1.37%	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.85%	1.73%	1.77%	2.28%	1.90%	1.79%	1.50%
13	2.44%	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.14%	3.23%	3.09%	3.29%	3.51%	3.30%	3.59%
16	3.20%	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%	4.87%	4.54%	4.90%	5.14%
19	3.96%	3.87%	4.20%	4.44%	4.21%	4.71%	4.85%	5.01%	5.03%	5.92%	6.74%	6.23%	5.89%	6.70%
22	4.87%	4.77%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%	7.41%	7.98%	7.53%	7.53%
25	5.63%	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.05%	7.66%	8.59%	9.07%	9.09%
28	6.16%	5.96%	6.31%	7.02%	7.23%	7.41%	7.67%	8.09%	8.56%	9.66%	10.56%
31	6.76%	6.62%	7.05%	7.66%	7.86%	8.24%	8.62%	8.78%	9.41%	10.78%
34	7.37%	7.20%	7.47%	8.24%	8.52%	9.04%	9.25%	9.46%	10.35%
37	7.95%	7.52%	7.81%	8.73%	9.11%	9.54%	9.69%	10.20%
40	8.24%	7.83%	8.21%	9.12%	9.43%	9.91%	10.31%
43	8.44%	8.12%	8.47%	9.34%	9.70%	10.29%
46	8.63%	8.33%	8.63%	9.59%	10.11%
49	8.81%	8.43%	8.82%	9.73%
52	8.85%	8.49%	8.93%
55	8.91%	8.56%
58	8.95%
Original Pool ($000)	$94,369	$91,147	$89,688	$86,697	$118,869	$120,491	$112,466	$101,439	$142,839	$143,964	$136,107	$113,718	$163,987	$162,839	$144,519	$90,667	$124,991	$95,869	$38,532
Remaining Pool ($000)	$1,112	$1,879	$3,032	$4,207	$8,950	$11,475	$13,593	$16,224	$30,321	$37,024	$42,057	$42,267	$75,175	$84,769	$88,089	$61,106	$99,139	$83,096	$35,447
Remaining Pool (%)	1.18%	2.06%	3.38%	4.85%	7.53%	9.52%	12.09%	15.99%	21.23%	25.72%	30.90%	37.17%	45.84%	52.06%	60.95%	67.40%	79.32%	86.68%	92.00%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at December 31, 2008 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in Thousands)
Total loans	$30,927	$340,048	$320,937	$47,816	$739,728

All loans are fixed rate loans.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources in the past have been a warehouse credit line (which has since converted to a term loan), securitizations and retained earnings. However, as discussed in more detail below, due to the termination of our warehouse credit line and increasing challenges in the credit markets, we are currently evaluating alternative sources of financing.

Our primary uses of cash included:

•	acquisition of automobile contracts;
•	interest expense;
•	operating expenses; and
•	securitization costs.

The capital resources currently available to us include:

•	interest income and principal collections on automobile contracts;
•	servicing fees that we earn under our securitizations; and
•	releases of excess cash from the spread accounts relating to the securitizations.

Recent Market Developments

A number of factors have adversely impacted our liquidity in 2008 and we anticipate these factors will continue to adversely impact our liquidity through 2009. The disruptions in the capital markets and credit markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio, are limiting our ability to access alternative sources of financing. We may also realize decreased cash distributions from our debt facilities due to weaker credit performance and higher borrowing costs.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007, remained impaired in 2008 and have continued to experience disruptions in 2009. Further, the prime quality automobile securitizations that were executed in 2008 utilized senior-subordinated structures and sold only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there have been a limited number of public issuances of insured automobile asset-backed securities in 2008. We have not accessed the securitization market with a transaction since November 2007 and do not anticipate accessing the securitization market during 2009.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which have already increased our cost of funding and reduced our access to the asset-backed securities market and other types of receivable financings, may continue or worsen in the future. Due to the current conditions in the asset-backed securities market, along with credit markets in general, the execution of securitization transactions is more challenging and expensive and access to alternative sources of financing has also become more limited and, as a result, we are analyzing our liquidity strategies going forward. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels. On November 25, 2008, the Federal Reserve Board announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities. It is currently anticipated that the facility will lend up to $200 billion of loans (although that amount may be increased to up to $1 trillion) on a non-recourse basis to holders of AAA-rated asset backed securities, fully secured by newly or recently originated consumer loans, such as auto loans. It is anticipated that the facility will cease making loans on December 31, 2009, unless that date is extended. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels. We are currently evaluating the TALF program. Additionally, we are pursuing and evaluating alternative sources of financing and are also considering selling receivables on a whole-loan basis. At this time, there is no assurance that we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future. For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Since 2004, regular contract securitizations had been an integral part of our business plan in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We had developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

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

The following table lists each of our securitizations and its remaining balance as of December 31, 2008.

(Dollars in Thousands)

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs(1)	Back-up Servicing Fees
2005 A	April 14, 2005	195,000	—	3.12%	—	3.85%	9,642	4.84%	9,642	10,241	0.43%	0.035%
2005 B	November 10, 2005	225,000	—	4.28%	—	4.82%	23,881	4.98%	23,881	26,886	0.41%	0.035%
2006 A	June 15, 2006	242,000	—	5.27%	—	5.46%	47,947	5.49%	47,947	52,638	0.39%	0.035%
2006 B	December 14, 2006	250,000	—	5.34%	—	5.15%	74,192	5.01%	74,192	82,364	0.38%	0.035%
2007 A	June14, 2007	250,000	—	5.33%	12,044	5.46%	99,000	5.53%	111,044	124,121	0.37%	0.032%
2007 B	November 8, 2007	250,000	—	4.99%	40,381	5.75%	99,000	6.15%	139,381	155,805	0.45%	0.035%
		$1,412,000							$406,087	452,055

(1)	Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

As of December 31, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions. However, there are two non-financial covenant violations under the various financial guaranty insurance policies for the securitizations for which we are seeking permanent waivers. Since August 2008, we have obtained temporary waivers from the insurance providers that insure our outstanding securitizations regarding the approval of the appointment of Mr. James Vagim as our chief executive officer and have also obtained temporary waivers regarding a covenant that we maintain a warehouse facility. We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will obtain such waivers. If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights. In addition, our breach of any covenant under the term facility will result in a corresponding breach under our current agreement with the insurance providers.

Term Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we had historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the year ended December 31, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008. Subsequently, the credit facility converted to a term loan for an additional one-year term, which amortizes pursuant to a pre-determined schedule, providing that the Company will be required to pay all amounts owed under the warehouse facility by October 16, 2009. As a result, the Company is unable to access further advances under the newly converted term loan. Prior to being restructured, the warehouse facility included a requirement that the Company access the securitization market and reduce amounts owed under the warehouse facility within certain specified time periods. The August 22, 2008 restructuring removed this securitization requirement. By entering into the August 22, 2008 restructuring, the warehouse facility lenders have approved the July 25, 2008 appointment of James Vagim as our chief executive officer and have removed the requirement that, within certain specified time periods, we access the securitization markets to reduce amounts owed under the warehouse facility.

Under the previous terms of the warehouse facility, our indirect subsidiary, UFC had obtained advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts. UFC purchased the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian. UPFC provides an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of certain liabilities, agreements and other obligations of UACC and UABO in connection with the new term facility. Although the lenders have expressed their intention that UACC continue to service the automobile contracts pledged to the facility through UACC’s decentralized branches, the facility, as amended, provides that UACC will act as servicer on a month-to-month basis for the automobile contracts pledged to the facility. UACC’s servicing rights automatically expire each month, unless extended by the lenders in their sole and absolute good faith discretion.

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), it could result in an event of default under the facility. If an event of default occurs under the facility, the lender could elect to terminate servicing, declare all amounts outstanding under the facility to be immediately due and payable and enforce the interest against collateral pledged . We were in compliance with the terms of such financial covenants as of December 31, 2008.

Residual Credit Facility

On January 24, 2007, we entered into a $26 million variable rate residual credit facility. The facility was secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. We had provided an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance, of all liabilities, agreements and other obligations of UARC, UAFC, and UFC under the residual credit facility. This facility expired on January 24, 2008.

Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the twelve months ended December 31, 2007 and 1,076,525 shares of our common stocks for an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the twelve months ended December 31, 2006. We did not repurchase any shares of our common stock during the twelve months ended December 31, 2008.

Subordinated Debentures

On July 31, 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. The Trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly (7.87% as of December 31, 2008). The final maturity of these securities is 30 years (July 2033), however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of December 31, 2008.

	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years	Total
	(Dollars in Thousands)
Securitization notes payable	$184,090	$190,088	$31,909	—	$406,087
Term facility	200,218	—	—	—	$200,218
Operating lease obligations	5,957	9,054	2,611	260	$17,882
Junior subordinated debentures	—	—	—	10,310	$10,310
Total	$390,265	$199,142	$34,520	$10,570	$634,497

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

Results of Operations

Comparison of Operating Results for the Years Ended December 31, 2008 and December 31, 2007

General

In 2008 we reported net loss of $451,000, or $0.03 per diluted share, compared with net income of $10.6 million, or $0.65 per diluted share for 2007. The reported net loss for the year ended December 31, 2008 includes an after tax charge of $11.8 million or $0.75 per diluted share for restructuring charges associated with the closure of 75 branches during the year ended December 31, 2008 and other non-recurring charges. During the twelve months ended December 31, 2008 we closed 75 branches bringing our total to 67 branches in 32 states.

Interest Income

Interest income decreased 4.7% to $218.6 million for the year ended December 31, 2008 from $229.5 million for the same period a year ago due primarily to a decrease in average automobile contracts of $23.2 million as a result of our strategy of downsizing our operations, suspending new loan originations and reducing our branch footprint in order to lower expenses and meet required liquidity needs. Interest income on loans represents the accretion of the acquisition discount fee on loans acquired.

Interest Expense

Interest expense increased 9.3% to $51.8 million in 2008 from $47.4 million in 2007. The average debt outstanding decreased by 3.5% to $756.2 million in 2008 from $783.8 million in 2007. The weighted average interest rate increased to 6.85% in 2008 from 6.05% in 2007. The increase was mainly the result of a higher interest rate on the new term facility.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable incurred credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in 2008 and 2007 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. A provision for loan losses is charged to operations based on our regular evaluation of the adequacy of the allowance for loan losses. The provision for loan losses decreased to $65.0 million for the year ended

December 31, 2008 compared with $69.8 million for the year ended December 31, 2007. The decrease in the provision for loan losses was primarily due to a decrease in loans outstanding offset by an increase in the annualized charge-off rate to 8.01% for the year ended December 31, 2008 compared to 6.39% for the year ended December 31, 2007.

The increase in our annualized net charge-off rates was the result of increased defaults due to the overall deteriorating economic environment and the adverse effect from a declining receivable balance.

The total allowance for loan losses was $43.2 million at December 31, 2008 compared with $48.4 million at December 31, 2007, representing 6.09% of automobile contracts, less unearned acquisition discounts, at December 31, 2008 and 5.48% at December 31, 2007. The decrease in the allowance for loan losses was due primarily to a $186.6 million decrease in automobile contracts outstanding, which decreased to $739.7 million at December 31, 2008 from $926.4 million at December 31, 2007.

While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

For more information, see “— Critical Accounting Policies.”

Non-Interest Income

Non-interest income increased $0.8 million to $2.5 million in 2008 from $1.7 million in 2007. The increase was primarily the result of higher fee income related to collection activities.

Non-Interest Expense

Non-interest expense increased $8.1million to $104.8 million in 2008 from $96.7 million in 2007. The increase in non-interest expense was due to a pretax restructuring charge of $9.2 million ($5.7 million after tax) for the year ended December 31, 2008 associated with the closure of 75 branches, a loss on debt extinguishment of $7.6 million ($4.7 million after tax) related to our exit from the warehouse facility, and other non-recurring charges of $2.3 million ($1.4 million after tax) related to professional fees incurred in connection with pursuing financing transactions that did not materialize. The restructuring charge included severance, fixed asset write-offs, closure and post-closure costs and a $2.1 million reserve for estimated future lease obligations. Non-interest expense, excluding the restructuring charges and other non-current charges as a percentage of average loans dropped to 9.79% for the year ended December 31, 2008 from 10.76% for the same period a year ago. Other non-interest expense decreased to $20.7 million for the year ended December 31, 2008 from $25.2 million for the same period a year ago due primarily to branch closures during 2008.

Income Taxes

Income taxes expense was $28,000 in 2008 compared to $6.7 million in 2007. This decrease occurred primarily as a result of a $17.7 million decrease in income before income taxes from 2007 to 2008 offset by a tax write-off of $188,000.

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

Interest Income

Interest income increased by 17.5% to $229.5 million in 2007 from $195.3 million in 2006 due primarily to the increase in average automobile contracts of $143.0 million as a result of the purchase of additional automobile contracts in existing and new markets. Interest income on loans represents the accretion of the acquisition discount fee on loans acquired. Investment income increased as a result of higher invested cash balances combined with increased market interest rates.

Interest Expense

Interest expense increased 32.4% to $47.4 million in 2007 from $35.8 million in 2006. The average debt outstanding increased by 22.1% to $783.8 million in 2007 from $641.9 million in 2006. The average interest rate increased to 6.05% in 2007 from 5.58% in 2006. The increase was the result of higher market interest rates, coupled with pay down of lower priced securitizations.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable incurred credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in 2007 and 2006 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. A provision for loan losses is charged to operations based on our evaluation of the adequacy of the allowance for loan losses. The provision for loan losses increased to $69.8 million for the year ended December 31, 2007 compared with $46.8 million for the year ended December 31, 2006. The increase in the provision for loan losses was due primarily to a $143.0 million increase in average automobile contracts and an increase in the annualized charge-off rate to 6.39% for the year ended December 31, 2007 compared to 5.22% for the year ended December 31, 2006.

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

For more information, see “— Critical Accounting Policies.”

Non-interest Income

Non-interest income was $1.7 million for the years ended December 31, 2007 and 2006.

Non-interest Expense

Non-interest expense increased $15.6 million to $96.7 million in 2007 from $81.1 million in 2006. During 2007, we continued with our growth strategy, resulting in an increase to 1,147 employees as of December 31, 2007, from 954 employees as of December 31, 2006.

Income Taxes

Income taxes from continuing operations decreased $6.9 million to $6.7 million in 2007 from $13.6 million in 2006. This decrease occurred primarily as a result of a $16.0 million decrease in taxable income from continuing operations before income taxes. Our effective tax rate has been lower in 2007 relative to 2006 due to our expansion into lower tax jurisdictions.

Financial Condition

Comparison of Financial Condition at December 31, 2008 and December 31, 2007

Total assets decreased $182.4 million to $794.8 million at December 31, 2008 from $977.2 million at December 31, 2007. The decrease resulted primarily from a $172.6 million decrease in automobile contracts to $710.1 million, net of unearned acquisition discounts and unearned finance charges, at December 31, 2008 from $882.7 million at December 31, 2007 as a result of our strategy of downsizing our operations, suspending new loan originations and reducing our branch footprint.

On August 8, 2008, we entered into an agreement and sold $10.0 million of loans on a whole-loan basis with servicing released. On November 20, 2008, we entered into an agreement and sold an additional $3.0 million of loans on a whole-loan basis with servicing released. In both transactions, the loans were sold without recourse to the Company.

Premises and equipment decreased $1.7 million to $5.1 million at December 31, 2008 from $6.8 million at December 31, 2007 primarily as a result of the closure of 75 branches in 2008.

Securitization notes payable decreased to $406.1 million at December 31, 2008 from $762.2 at December 31, 2007 due to the payments on the automobile contracts backing the securitized borrowing and the fact that we did not accessed the securitization market with a transaction in 2008.

Term facility and warehouse line of credit borrowing increased to $200.2 million at December 31, 2008 from $35.6 at December 31, 2007 due to borrowings to fund additional automobile contracts and the fact that we did not access the securitization market with a transaction in 2008.

Shareholders’ equity increased to $159.7 million at December 31, 2008 from $159.3 million at December 31, 2007, primarily as a result of recognition of expense for fair value of options of $813,000 during the year ended December 31, 2008, partially offset by net loss of $451,000 during the year ended December 31, 2008.

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

Premises and equipment increased $1.8 million to $6.8 million at December 31, 2007 from $5.0 million at December 31, 2006 primarily as a result of opening 15 new branches in 2007 and the move to our new corporate offices in March 2007.

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

Cash Flows

Comparison of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Management believes that the resources available to us will provide the needed capital and cash flows to fund ongoing operations and serving capabilities for the next twelve months.

We have historically used a warehouse facility to fund our automobile finance operations pending securitization. The warehouse credit facility converted in 2008 to a term loan, which amortizes pursuant to a pre-determined payment schedule requiring the Company to pay all amounts owed due under the facility by October 16, 2009. Based on the pre-determined payment schedule, excluding any future loan sales, the term facility is estimated to have outstanding balance of $90 million by October 16, 2009, which will be secured by approximately $200 Million collateral balance. Management is currently pursuing and evaluating a number of different alternatives to refinancing the outstanding balance by October 16, 2009 including but not limited to additional whole loan sales, extension of the facility with the current lender, accessing the Federal Reserve Board new Term Asset Backed Securities Loan Facility (“TALF”) program and other financing sources. In the event that we are unable to refinance the term facility, the lender could among other things, demand payment of the loan and seize the collateral. At this time, management cannot provide any assurances that it will be able to arrange for the refinancing of the term facility.

Cash provided by operating activities was $55.6 million, $50.4 million and $39.5 million for the twelve months ended December 31, 2008, 2007 and 2006, respectively. Cash provided by operating activities increased for the twelve months ended December 31, 2008 compared to the same period in 2007 and 2006 due primarily to an increase in cash received on interest income.

Cash provided by investing activities was $125.4 million for the twelve months ended December 31, 2008. Cash used in investing activities was $142.4 million for the twelve months ended December 31, 2007. Cash provided by investing activities was $337.2 million for the twelve months ended December 31, 2006. Cash provided by investing activities increased for the twelve months ended December 31, 2008 compared to the same period in 2007 due to lower originations in 2008. Cash used in investing activities increased for the twelve months ended December 31, 2007 compared to the same period in 2006 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

Cash used in financing activities was $188.8 million for the twelve months ended December 31, 2008. Cash provided by financing activities was $81.0 million for the twelve months ended December 31, 2007. Cash used by financing activities was $369.6 million for the twelve months ended December 31, 2006. Cash used in financing activities increased for the twelve months ended December 31, 2008 compared to the same period in 2007 due to the fact we did not access the market with a securitization transaction in 2008. Cash provided by financing activities increased for the twelve months ended December 31, 2007 compared to the same period in 2006 due to the discontinuation of the Company’s operations related to its investment segment in March 2006.

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

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse and term facility borrowings because the warehouse and term facility borrowings accrue interest at a variable rate.

As of December 31, 2008, we had $406.1 million fixed rate debt outstanding under our securitized borrowings. The fair value of our securitized borrowings is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. Since we intend to hold the securitized borrowings until maturity, any increases or decreases in interest expense resulting from changes in fair value will reverse by maturity date.

As of December 31, 2008, we had $10.3 million junior subordinated debentures. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly. The final maturity of these securities is 30 years (July 2033), however, they can be called at par any time after July 31, 2008 at our discretion. For every 1.0% increase in rates on the three month LIBOR, annual after-tax earnings would decrease by approximately $100,000, assuming we maintain a level amount of variable rate debt.

As of December 31, 2008, we had $200.2 million variable rate debt outstanding on our term facility, with no interest rate protection. For every 1.0% increase in rates on our term facility, annual after-tax earnings would decrease by approximately $790,000, assuming we maintain a level amount of variable rate debt.

Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The statement was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. (“FSP SFAS No. 140-3”) This FSP delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption of was not material. In October 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of SFAS No. 157 in a market that is not active. The impact of adoption was not material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for as of January 1, 2008. The impact of adoption was not material.

Other recent accounting pronouncements, interpretations and guidance issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants, and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

(b) Management Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934). The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness, as of December 31, 2008, of the Company's internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company's management concluded that the Company's internal control over financial reporting was effective as of December 31, 2008. Management's Report on Internal Control over Financial Reporting is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

Attestation Report of the Independent Registered Public Accounting Firm.

Crowe Horwath LLP, an independent registered public accounting firm, has audited the consolidated financial statements for the years ended December 31, 2008, included in this Annual Report on Form 10-K and, as part of their audit, has issued its report on the effectiveness of the Company's internal control over financial reporting as of December 31, 2008. Crowe Horwath's report is set forth in Part II, Item 8 of this Annual Report on Form 10-K.

(c ) Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008.

Item 11. Executive Compensation

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference from the Company’s Definitive Proxy Statement for the 2008 Annual Meeting of Shareholders to be held on May 19, 2008.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements.  Reference is made to the Index to Consolidated Financial Statements on page F-4 for a list of financial statements filed as a part of this Annual Report.

  (2) Financial Statement Schedules.  All financial statement schedules are omitted because of the absence of the conditions under which they are required to be provided or because the required information is included in the financial statements listed above and/or related notes.

  (3) List of Exhibits.  The following is a list of exhibits filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
2.1	Amended and Restated Agreement and Plan of Merger dated July 26, 2005 by and among United PanAm Financial Corp., a Delaware corporation to be organized by United PanAm Financial Corp., BVG West Corp. and Guillermo Bron.(1)
3.1	Articles of Incorporation of United PanAm Financial Corp.(2)
3.2	Bylaws of United PanAm Financial Corp.(3)
4.1	Indenture dated July 21, 2003 for Trust Preferred Securities.(2)
4.2	Guarantee Agreement for Trust Preferred Securities.(2)
4.3	Amended and Restated Declaration of Trust for UPFC Trust I.(2)
4.4	Second Amended and Restated Registration Rights Agreement dated July 26, 2005 by and among United PanAm Financial Corp., BVG West Corp. and Pan American Financial, L.P.(1)
4.5	UPFC Auto Receivables Trust 2004-A Amended and Restated Trust Agreement dated August 31, 2004 between ACE Securities Corp. and Wells Fargo Delaware Trust Company.(4)
4.6	Indenture dated August 31, 2004 between UPFC Auto Receivables Trust 2004-A and Deutsche Bank Trust Company Americas.(4)
10.1	Salary Continuation Agreement dated October 1, 1997, between Pan American Bank, FSB and Guillermo Bron.(3)
10.2	Form of Indemnification Agreement between United PanAm Financial Corp. and officers and directors of United PanAm Financial Corp.(3)
10.3	United PanAm Financial Corp. Amended and Restated 1997 Employee Stock Incentive Plan, as amended.(5)
10.4	Pan American Bank, FSB 401(k) Profit Sharing Plan, as amended.(3)
10.5	Employment Agreement dated August 30, 2005 by and between United PanAm Financial Corp. and William Bron.(6)
10.6	Employment Agreement dated August 31, 2008 between United PanAm Financial Corp. and James Vagim.(7)
10.7	Employment Agreement dated July 30, 2007 by and between United PanAm Financial Corp. and Arash A. Khazei.(8)
10.8	Employment Agreement dated August 31, 2008 between United PanAm Financial Corp. and Ravi Gandhi.(7)
10.9	Employment Agreement dated July 30, 2007 between United PanAm Financial Corp. and Mario Radrigan.(8)
10.10	Branch Purchase and Assumption Agreement dated July 1, 2004, among Pan American Bank, FSB, United PanAm Financial Corp. and Guaranty Bank.(9)
10.11	Agreement to Assume Liabilities and to Acquire Assets of Branch Banking Office dated July 2, 2004, among Kaiser Federal Bank, Pan American Bank, FSB and United PanAm Financial Corp.(9)

Exhibit No.	Description
10.12	Brokered Deposit Purchase and Assumption Agreement dated July 15, 2004, among EverBank, Pan American Bank, FSB and United PanAm Financial Corp.(9)
10.13	Certificate of Deposit Assumption Agreement dated November 11, 2004, between Geauga Savings Bank and Pan American Bank, FSB.(10)
10.14	Office Lease dated as of October 20, 2006 by and between United PanAm Financial Corp. and Lakeshore Towers Limited Partnership Phase IV.(11)
10.15	Receivables Financing Agreement dated September 23, 2004 by and among UPFC Funding Corp., United Auto Credit Corporation and United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC and Deutsche Bank Trust Company Americas.(13)
10.16	Amended and Restated Receivables Financing Agreement dated as of October 18, 2007 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC and Deutsche Bank Trust Company Americas.(12)*
10.17	First Amendment to Amended and Restated Receivables Financing Agreement dated as of February 8, 2008 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC, and Deutsche Bank Trust Company Americas.(12)*
10.18	Second Amendment to the Amended and Restated Receivables Financing Agreement dated as of August 22, 2008 by and among UPFC Funding Corp., United Auto Credit Corporation, United Auto Business Operations, LLC, United PanAm Financial Corp., the Lenders from time to time parties thereto, the Agents from time to time parties thereto, CenterOne Financial Services LLC and Deutsche Bank Trust Company Americas.(12)*
21	List of Subsidiaries of United PanAm Financial Corp.
23.1	Consent of Crowe Horwath LLP
23.2	Consent of Grobstein, Horwath & Company LLP
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act 2002
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act 2002
32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act 2002
32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act 2002

(1)	Previously filed as an exhibit to the Current Report on Form 8-K of United PanAm Financial Corp., a California corporation (the “Company”), filed July 29, 2005, and incorporated herein by this reference.
(2)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, and incorporated herein by this reference.
(3)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-1, and amendments thereto (SEC Registration No. 333-39941), and incorporated herein by this reference.
(4)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K/A, filed October 28, 2004, and incorporated herein by this reference.
(5)	Previously filed as an exhibit to the Company’s Registration Statement on Form S-8 (SEC Registration No. 333-148145), and incorporated herein by this reference.
(6)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, filed August 31, 2005, and incorporated herein by this reference.
(7)	Previously filed as an exhibit to the company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008, and incorporated herein by this reference.

(8)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on August 3, 2007, and incorporated herein by this reference.
(9)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, and incorporated herein by this reference.
(10)	Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, and incorporated herein by this reference.
(11)	Previously filed as an exhibit to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on November 27, 2006, and incorporated herein by this reference.
(12)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and incorporated herein by this reference.
(13)	Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 and incorporated herein by this reference.

*	Filed in redacted form pursuant to an order granting confidential treatment, which was requested from the SEC.

(b) Exhibits.  Reference is made to the Exhibit Index and exhibits filed as a part of this Annual Report on Form 10-K.

(c) Additional Financial Statements.  Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

United PanAm Financial Corp.

By:	/s/ James Vagim James Vagim Chief Executive Officer and President

March 16, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Guillermo Bron	Chairman of the Board	March 16, 2009
/s/ James Vagim	Chief Executive Officer and President and Director (Principal Executive Officer)	March 16, 2009
/s/ Arash A. Khazei	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer and Corporate Treasurer)	March 16, 2009
/s/ Giles H. Bateman	Director	March 16, 2009
/s/ Mitchell G. Lynn	Director	March 16, 2009
/s/ Luis Maizel	Director	March 16, 2009

UNITED PANAM FINANCIAL CORP.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Annual Consolidated Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United PanAm Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of United PanAm Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also include performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of United PanAm Financial Corp. and Subsidiaries as of December 31, 2008 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, United PanAm Financial Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Crowe Horwath LLP

Costa Mesa, California
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
United PanAm Financial Corp. and Subsidiaries

We have audited the accompanying consolidated statement of financial condition of United PanAm Financial Corp. and Subsidiaries (the “Company”) as of December 31, 2007 and the consolidated statements of operations, shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of United PanAm Financial Corp. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States.

/s/ Grobstein, Horwath & Company LLP

Costa Mesa, California
March 12, 2008

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
ASSETS
Cash	$5,773	$9,909
Short term investments	3,701	7,332
Cash and cash equivalents	9,474	17,241
Restricted cash	70,895	73,633
Loans	710,251	882,651
Allowance for loan losses	(43,220)	(48,386)
Loans, net	667,031	834,265
Premises and equipment, net	5,073	6,799
Interest receivable	8,476	10,424
Other assets	33,819	34,819
Total assets	$794,768	$977,181
LIABILITIES AND SHAREHOLDERS’ EQUITY
Securitization notes payable	$406,087	$762,245
Term facility and warehouse line of credit	200,218	35,625
Accrued expenses and other liabilities	18,450	9,660
Junior subordinated debentures	10,310	10,310
Total liabilities	635,065	817,840
Commitment and Contingencies (Note 13)
Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding	—	—
Common stock (no par value):
Authorized, 30,000,000 shares, 15,749,699 and 15,737,399 shares issued and outstanding at December 31, 2008 and 2007, respectively	50,317	49,504
Retained earnings	109,386	109,837
Total shareholders’ equity	159,703	159,341
Total liabilities and shareholders’ equity	$794,768	$977,181

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31
	2008	2007	2006
	(Dollars in Thousands, Except per Share Data)
Interest Income
Loans	$216,533	$225,427	$192,156
Short term investments and restricted cash	2,101	4,031	3,114
Total interest income	218,634	229,458	195,270
Interest Expense
Securitization notes payable	34,961	38,721	26,954
Term facility and warehouse line of credit	16,116	7,682	8,007
Other interest expense	687	1,046	830
Total interest expense	51,764	47,449	35,791
Net interest income	166,870	182,009	159,479
Provision for loan losses	64,994	69,764	46,800
Net interest income after provision for loan losses	101,876	112,245	112,679
Non-interest Income
Redemption of preferred stock investment in AirTime Technologies, Inc.	—	—	520
Other non-interest income	2,506	1,730	1,217
Total non-interest income	2,506	1,730	1,737
Non-interest Expense
Compensation and benefits	56,706	62,169	51,905
Occupancy	8,348	9,336	7,360
Other non-interest expense	20,652	25,201	21,844
Restructuring charges	9,209	—	—
Loss on debt extinguishment	7,610	—	—
Other non-recurring charges	2,280	—	—
Total non-interest expense	104,805	96,706	81,109
(Loss) income from continuing operations before income taxes	(423)	17,269	33,307
Income taxes	28	6,683	13,562
(Loss) income from continuing operations	(451)	10,586	19,745
Loss from discontinued operations, net of tax	—	—	(676)
Net (loss) income	$(451)	$10,586	$19,069
Earnings (loss) per share – basic:
Continuing operations	$(0.03)	$0.66	$1.13
Discontinued operations	—	—	(0.04)
Net (loss) income	$(0.03)	$0.66	$1.09
Weighted average basic shares outstanding	15,740	15,926	17,444
Earnings (loss) per share – diluted:
Continuing operations	$(0.03)	$0.65	$1.06
Discontinued operations	—	—	(0.04)
Net (loss) income	$(0.03)	$0.65	$1.02
Weighted average diluted shares outstanding	15,740	16,357	18,699

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Number of Shares	Common Stock	Retained Earnings	Unrealized Loss On Securities, Net	Total Shareholders’ Equity
	(Dollars in Thousands)
Balance, December 31, 2005	17,120,250	$76,054	$80,182	$(1,321)	$154,915
Net income	—	—	19,069	—	19,069
Exercise of stock options, net	670,113	(9,290)	—	—	(9,290)
Tax effect of exercised stock options	—	10,813	—	—	10,813
Repurchase of common stock	(1,076,525)	(19,437)	—	—	(19,437)
Stock-based compensation expense	—	2,474	—	—	2,474
Loss on disposition of securities, net	—	—	—	1,321	1,321
Balance, December 31, 2006	16,713,838	60,614	99,251	—	159,865
Net income	—	—	10,586	—	10,586
Exercise of stock options, net	36,774	166	—	—	166
Tax effect of exercised stock options	—	112	—	—	112
Repurchase of common stock	(1,013,213)	(13,188)	—	—	(13,188)
Stock-based compensation expense	—	1,800	—	—	1,800
Balance, December 31, 2007	15,737,399	49,504	109,837	—	159,341
Net loss	—	—	(451)	—	(451)
Issuance of restricted stock	12,300	215	—	—	215
Stock-based compensation expense	—	598	—	—	598
Balance, December 31, 2008	15,749,699	$50,317	$109,386	$—	$159,703

See accompanying notes to the consolidated financial statements.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Cash flows from operating activities:
(Loss) income from continuing operations	$(451)	$10,586	$19,745
Reconciliation of income from continuing operations to net cash provided by operating activities:
Provision for loan losses	64,994	69,764	46,800
Loss on disposal of fixed assets	937	—	—
Accretion of discount on loans	(24,632)	(27,749)	(23,930)
Depreciation and amortization	2,246	2,385	1,963
Stock-based compensation	813	1,800	2,474
Decrease (increase) in accrued interest receivable	1,948	(1,406)	(1,805)
Decrease (increase) in other assets	1,000	(3,701)	(7,257)
Increase (decrease) in accrued expenses and other	8,790	(1,317)	2,171
Net cash provided by operating activities of continuing operations	55,645	50,362	40,161
Loss from discontinued operations	—	—	(676)
Net cash provided by operating activities	55,645	50,362	39,485
Cash flows from investing activities:
Change in assets of discontinued operations	—	—	496,639
Collections on (purchases of) loans, net	114,533	(138,242)	(156,362)
Proceeds from sale of loans, net	12,339	—	—
Purchases of premises and equipment	(1,457)	(4,150)	(3,116)
Net cash provided by (used in) investing activities	125,415	(142,392)	337,161
Cash flows from financing activities:
Change in liabilities of discontinued operations	—	—	(459,519)
Proceeds from warehouse line of credit	236,140	526,118	425,001
Repayment of term facility and warehouse line of credit	(71,547)	(490,493)	(479,010)
Proceeds from securitization	—	500,000	492,000
Payments on securitization notes payable	(356,158)	(436,092)	(315,276)
Decrease (increase) in restricted cash	2,738	(5,646)	(14,929)
Repurchase of common stock	—	(13,188)	(19,437)
Proceeds from exercise of stock options	—	278	1,523
Net cash (used in) provided by financing activities	(188,827)	80,977	(369,647)
Net (decrease) increase in cash and cash equivalents	(7,767)	(11,053)	6,999
Cash and cash equivalents at beginning of year	17,241	28,294	21,295
Cash and cash equivalents at end of year	$9,474	$17,241	$28,294
Supplemental disclosures of cash flow information:
Cash paid for:
Interest	$51,204	$47,091	$35,899
Income taxes	$1,890	$10,599	$9,332

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

At December 31, 2008, UACC and United Auto Business Operations, LLC (“UABO”) were a direct wholly-owned subsidiary of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC and UABO. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

2. Liquidity and Capital Resources

We have historically used a warehouse facility to fund our automobile finance operation to purchase automobile contracts pending securitization. In August 2008, the warehouse credit facility was amended, effectively terminating the revolving facility and establishing a term loan. Under this amended loan, the Company is unable to access new borrowings. The amended loan amortizes pursuant to a pre-determined schedule, payable monthly, with any remaining balance due October 16, 2009. Based on current projections, and without assuming any additional whole-loan sales, the Company will owe approximately $90 million under the term loan on its due date of October 16, 2009. At that time, it is estimated that the collateral securing the loan will have a carrying value of approximately $200 million. Management believes that based on current operations, the Company will have sufficient cash flow and capital resources to meet its operational obligations through the due date of the term loan, but that there will be insufficient cash to liquidate the term loan at that time. Management is currently pursuing and evaluating a number of alternatives to address this matter, including the following:

•	discuss with the current lender to extend the term of the loan to amortize concurrent with the collection of the automobile loan contracts collateralizing the term loan;
•	sell loans on a whole loan basis to generate cash to repay portions of principal of the term loan;
•	access the newly established Federal Reserve Board new Term Asset Backed Securities Loan Facility (“TALF”) program; and
•	obtain a new credit facility with an alternative lender.

In the event that the Company is unable to reach an agreement with the current lender to restructure the loan or find adequate alternative sources of financing, upon the due date of the term loan, the lender will have the right to call the loan due and seize the collateral. Due to the currently changing credit environment, management cannot provide any assurance that we will be able to arrange for other types of financing or be able to restructure the existing term loan.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries including certain special purpose financing trusts utilized in securitization transactions, which are considered variable interest entities in which the Company holds variable interests. All significant inter-company accounts and transactions have been eliminated in consolidation.

These consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses, estimates of loss contingencies, accruals and stock-based compensation forfeiture rates. Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the consolidated financial statement presentation in 2008.

Cash and Cash Equivalents

For consolidated financial statement purposes, cash and cash equivalents include cash on hand, non-interest-bearing deposits and highly liquid interest-bearing deposits with original maturities of three months or less. We are required to maintain a minimum cash and cash equivalent balance of $2.0 million under the terms of our term facility (see Note 8).

Restricted Cash

Cash pledged to support the securitization transactions is deposited to a restricted account and recorded on our consolidated statement of financial condition as restricted cash. In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the term facility.

Loans

We purchase automobile installment contracts for investment. Loans and contracts held for investment are reported at cost, net of unearned acquisition discounts and unearned finance charges. Unearned acquisition discounts and unearned finance charges are recognized over the contractual life of the loans using the level yield method without anticipating prepayments.

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

Allowance for Loan Losses

We calculate the allowance for credit losses in accordance with SFAS No. 5, Accounting for Contingencies. The allowance for loan losses is calculated based on incurred loss methodology for the determination of

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

the amount of probable incurred credit losses inherent in the finance receivables as of the reporting date. Our loan loss allowance is estimated by management based upon a variety of factors including an assessment of the credit risk inherent in the portfolio and prior loss experience.

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

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we estimate the future undiscounted cash flows to be derived from an asset (the estimated fair value) to assess whether or not a potential impairment exists when events or circumstances indicate the carrying value of a long-lived asset may be impaired. If the carrying value exceeds our estimate of fair value and we determine that carrying value would not be recovered from undiscounted future cash flows, we then calculate the impairment as the excess of the carrying value of the asset over the estimate of its fair value.

Leases

We lease office space under noncancellable operating lease agreements which expire at various dates through 2014. These leases are recorded as operating leases because they do not meet the accounting criteria for capital leases under Statements of Financial Accounting Standards No. 13, Accounting for Leases. These leases generally contain scheduled rent increases or escalation clauses, renewal options, rent allowances and other rent incentives. We recognize rent expense on our operating leases, excluding these allowance and incentives which are considered immaterial, on a straight-line basis over the lease term.

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

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

As servicer of these contracts, we remit funds collected from the borrowers on behalf of the trustee to the trustee and direct the trustee as to how the funds should be invested until the distribution dates. We have retained an interest in the securitized contracts, and have the ability to receive future cash flows as a result of that retained interest.

Cash pledged to support the securitization transactions is deposited to a restricted account and recorded on our consolidated statement of financial condition as restricted cash. Additionally, investments in the trust receivables, or overcollateralization, is calculated as the difference between finance receivables securitized and securitization notes payable.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Fair Value of Financial Instruments

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 17. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Corporation’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Stock-based compensation expense recognized under SFAS No. 123(R) was $813,000, $1,800,000 and $2,474,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Interest Income

Interest income is accrued as it is earned. Acquisition discount is accreted over the contractual life of the loan and recognized as income using the interest method.

Income Taxes

Income taxes are accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Summary of Significant Accounting Policies  – (continued)

bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates applicable to the future period in which the temporary differences are expected to reverse.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are expected to be deductible, management believes it is more likely than not that the Company will realize the benefits of these deductible differences at December 31, 2008 and December 31, 2007. Accordingly, no valuation allowance has been established.

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, Accounting for Uncertainties in Income Taxes, an Interpretation of FASB Statement No. 109 (FIN 48). The adoption of FIN 48 did not have a significant impact on our financial position or results of operations. FIN 48 prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and also provides guidance on the derecognition of previously recorded benefits and their classification, as well as the proper recording of interest and penalties, accounting in interim periods, disclosures and transition. As of January 1, 2007, the date we adopted FIN 48, and as of December 31, 2008, we had an immaterial amount of unrecognized tax benefits, none of which would significant influence our effective tax rate if recognized. We do not anticipate that the amount of unrecognized tax benefits will significantly increase or decrease in the next 12 months. Our policy is to recognize interest and penalty assessments, if any, on unrecognized tax benefits in “Income Taxes” in the Consolidated Statements of Operations. We file consolidated U.S. federal and state income tax returns. The tax years which remain subject to examination by the taxing authorities are the years ending December 31, 2006, 2007, and 2008.

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

Consolidation of Variable Interest Entities

Financial Accounting Standards Board (FASB) Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), was issued in January 2003. FIN 46 requires that if an entity is the primary beneficiary of a variable interest entity, the assets, liabilities and results of operations of the variable interest entity should be included in the consolidated financial statements of the entity. FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities (“FIN 46(R)”), was issued in December 2003. The assets, liabilities and results of operations of our trusts associated with securitizations and trust preferred securities have been included in our consolidated financial statements in accordance with the provisions of FIN 46(R).

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Restricted Cash

Restricted cash relates to $36.2 million of deposits held as collateral for securitized obligations and term facility at December 31, 2008 compared with $32.1 million at December 31, 2007. Additionally, $34.7 million relates to cash that is in process of being applied to the pay down of securitized obligations and term facility compared with $41.6 million at December 31, 2007.

5. Loans

Loans are summarized as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Loans:
Loans securitized	$452,054	$832,947
Loans unsecuritized	288,238	94,974
Unearned finance charges	(564)	(1,571)
Unearned acquisition discounts	(29,477)	(43,699)
Allowance for loan losses	(43,220)	(48,386)
Total loans, net	$667,031	$834,265
Allowance for loan losses to gross loans net of unearned acquisition discounts	6.09%	5.48%
Unearned acquisition discounts to gross loans	3.98%	4.72%
Average percentage rate to borrowers	22.72%	22.64%
Nonaccrual loans	$27,686	$21,185
Nonaccrual loans to gross loans	3.74%	2.29%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financing. Loans unsecuritized include $287.3 million and $70.5 million pledged under the Company’s term facility and warehouse facilities as of December 31, 2008 and December 31, 2007, respectively.

Nonaccrual loans represent the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

On August 8, 2008, we entered into an agreement and sold $10.0 million of loans on a whole-loan basis with servicing released. On November 20, 2008, we entered into an agreement and sold an additional $3.0 million of loans on a whole-loan basis with servicing released. In both transactions, the loans were sold without recourse to the Company.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Loans  – (continued)

The activity in the allowance for loan losses consists of the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Allowance for loan losses at beginning of year	$48,386	$36,037	$29,110
Provision for loan losses	64,994	69,764	46,800
Net charge-offs	(70,160)	(57,415)	(39,873)
Allowance for loan losses at end of year	$43,220	$48,386	$36,037

6. Premises and Equipment

Premises and equipment are as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Furniture and equipment	$7,089	$9,084
Leasehold improvements	2,469	2,235
	9,558	11,319
Less: Accumulated depreciation and amortization	(4,485)	(4,520)
Total	$5,073	$6,799

Depreciation and amortization expense included in occupancy expense on the consolidated statement of operations was $2,246,000 for the year ended December 31, 2008; $2,385,000 for the year ended December 31, 2007 and $1,963,000 for the year ended December 31, 2006.

At December 31, 2008 and 2007, there were no long-lived assets that were considered to be impaired under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

7. Other Assets

Other assets are as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets	$17,656	$21,256
Other	16,163	13,563
Total	$33,819	$34,819

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Borrowings

The following table sets forth certain information regarding the Company’s borrowed funds at or for the years ended on the dates indicated.

	At or for Years Ended December 31,
	2008	2007
	(Dollars in Thousands)
Securitization notes payable
Maximum month-end balance	$724,277	$805,075
Balance at end of period	406,087	762,245
Average balance for period	563,149	663,353
Weighted average interest rate on balance at end of period	5.54%	5.41%
Weighted average interest rate on average balance for period	6.21%	5.84%
Term facility and warehouse line of credit
Maximum month-end balance	$249,625	$239,880
Credit available under the term facility and warehouse facility	—	300,000
Balance at end of period	200,218	35,625
Average balance for period	182,757	109,696
Weighted average interest rate on balance at end of period	12.10%	5.34%
Weighted average interest rate on average balance for period	8.82%	7.00%

Securitizations

Our securitizations are structured as on-balance-sheet transactions and recorded as secured financings because they do not meet the accounting criteria for sale of finance receivables under SFAS No. 140. Since 2004, regular contract securitizations had been an integral part of our business plan in order to increase our liquidity and reduce risks associated with interest rate fluctuations. We had developed a securitization program that involves selling interests in pools of our automobile contracts to investors through the public issuance of AAA/Aaa rated asset-backed securities. We retain the servicing rights for the loans which have been securitized. Upon the issuance of securitization notes payable, we retain the right to receive over time excess cash flows from the underlying pool of securitized automobile contracts.

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

With each securitization, we had arranged for credit enhancement to improve the credit rating to reduce the interest rate on the asset-backed securities issued. This credit enhancement for our securitizations has been in the form of financial guaranty insurance policies insuring the payment of principal and interest due on the asset-backed securities. Agreements with our financial guaranty insurance insurers provide that if portfolio performance ratios (delinquency and net charge-offs as a percentage of automobile contract outstanding) in a trust’s pool of automobile contracts exceed certain targets, the over-collateralization and spread account levels would be increased. Agreements with our financial guaranty insurance insurers also contain additional specified targeted portfolio performance ratios. If, at any measurement date, the targeted portfolio performance

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Borrowings  – (continued)

ratios with respect to any trust whose securities are insured were to exceed these additional levels, provisions of the agreements permit our financial guaranty insurance providers to terminate our servicing rights to the automobile contracts sold to that trust.

The following table lists each of our securitizations as of December 31, 2008.

Issue Number	Issuance Date	Maturity Date(1)	Original Balance	Remaining Balance at December 31, 2008
			(Dollars in Thousands)
2005A	April 14, 2005	December 2010	$195,000	$9,642
2005B	November 10, 2005	August 2011	$225,000	$23,881
2006A	June 15, 2006	May 2012	$242,000	$47,947
2006B	December 14, 2006	August 2012	$250,000	$74,192
2007A	June 14, 2007	July 2013	$250,000	$111,044
2007B	November 14, 2007	July 2014	$250,000	$139,381
Total			$1,412,000	$406,087

(1)	Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of December 31, 2008 and 2007 are as follows:

	December 31, 2008	December 31, 2007
	(Dollars in Thousands)
Automobile contracts, net	$452,054	$832,947
Restricted cash	$30,556	$30,647
Total assets pledged	$482,610	$863,594

A summary of our securitization activity and cash flows from the trusts is as follows:

	For Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Receivables securitized	$—	$537,634	$529,033
Proceeds from securitization	$—	$500,000	$492,000
Distribution from the trusts	$75,282	$86,794	$74,554

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized. In August 2007, we executed a clean up call on the remaining 10% of the notes payable that were issued in our 2004A securitization transaction.

Under our current servicing agreements, we are required to repurchase loans in excess of extension performance targets. As a result, we repurchased $27.7 million and $21.6 million of loans during the years ended December 31, 2008 and 2007, respectively. We funded the repurchases by obtaining advances under our prior warehouse facility, which has since converted to a term facility.

As of December 31, 2008, we were in compliance with all terms of the financial covenants related to our securitization transactions, but since August 2008, we have not been in compliance with two non-financial covenants of several financial guaranty insurance policies. Since August 2008, we have obtained temporary waivers from all of the insurance providers regarding 1) the approval of the appointment of Mr. James Vagim as our chief executive officer, and 2) the requirement to maintain a warehouse credit facility. We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Borrowings  – (continued)

obtain such waivers. If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights.

Term Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we had historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the year ended December 31, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008 at which date, the credit facility converted to a term loan for an additional one-year term. The term loan amortizes pursuant to a pre-determined schedule, providing that the Company will be required to pay all amounts owed under the facility by October 16, 2009. As a result, the Company is unable to access further advances under the newly converted term loan. Prior to being restructured, the warehouse facility included a requirement that the Company access the securitization market and reduce amounts owed under the warehouse facility within certain specified time periods. The August 22, 2008 restructuring removes this securitization requirement. By entering into the August 22, 2008 restructuring, the warehouse facility lenders also approved the July 25, 2008 appointment of James Vagim as our chief executive officer.

Residual Credit Facility

On January 24, 2007, we entered into a $26 million variable rate residual credit facility. The facility was secured by eligible residual interests in previously securitized pools of automobile receivables and certain securities issued by UARC, UAFC, and UFC. This facility expired on January 24, 2008.

9. Share Repurchase Program

On June 27, 2006, our Board of Directors approved a share repurchase program and authorized us to repurchase up to 500,000 shares of our outstanding common stock from time to time in the open market or in private transactions in accordance with the provisions of applicable state and federal law, including, without limitation, Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended. On August 4, 2006, our Board of Directors approved an increase in the aggregate number of shares that we may repurchase pursuant to the previously announced share repurchase program from 500,000 shares to 1,500,000 shares. On December 21, 2006, our Board of Directors approved a second increase in the aggregate number of shares of our outstanding common stock that we may repurchase pursuant to the previously announced share repurchase program from 1,500,000 shares to 3,500,000 shares. We repurchased 1,013,213 shares of our common stock for an average price of $12.98 per share for an aggregate purchase price of $13.2 million during the years ended December 31, 2007 and 1,076,525 shares of our common stocks for an average price of $18.02 per share for an aggregate purchase price of $19.4 million during the year ended December 31, 2006. We did not repurchase any shares of our common stock during the year ended December 31, 2008.

10. Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of December 31, 2008, there were 3,246,077 options outstanding.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share Based Compensation  – (continued)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the year ended December 31, 2008 and 2007 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the years ended December 31, 2008, 2007 and 2006.

	Year Ended December 31,
	2008	2007	2006
Stock-based compensation expense	$813	$1,800	$2,474
Tax benefit	(309)	(697)	(1,007)
Stock-based compensation expense, net of tax	$504	$1,103	$1,467
Stock-based compensation expense, net of tax, per diluted shares	$0.03	$0.07	$0.08

At December 31, 2008, 1,477,556 shares of common stock were reserved for future grants or issuances under the Plan.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 48 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Year Ended December 31,
	2008	2007	2006
Expected dividends	$—	$—	$—
Expected volatility	74.17%	46.99%	34.00%
Risk-free interest rate	3.05%	4.41%	4.71%
Expected life (in years)	5.00 years	5.00 years	4.79 years

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Share Based Compensation  – (continued)

At December 31, 2008, there was $2.6 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.0 years. A summary of option activity for the years ended December 31, 2008, 2007 and 2006 are as follows:

	Years Ended December 31,
	2008		2007		2006
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
	(Dollars in Thousands, Except Per Share Amounts)
Balance at beginning of year	4,110,335	$14.02	4,023,436	$14.67	4,574,390	$10.07
Granted	1,156,871	5.65	400,299	10.93	757,125	27.49
Canceled or expired	(2,003,041)	13.18	(269,700)	20.41	(204,600)	19.6
Exercised or released	(18,088)	—	(43,700)	6.01	(1,103,479)	3.45
Balance at end of year(1)	3,246,077	11.64	4,110,335	14.02	4,023,436	14.67
Weighted average fair value per share of options granted during the year	$1.90		$6.94		$9.49

(1)	Any unvested restricted grants are included in the outstanding options balance at the end of the year.

At December 31, 2008, options exercisable to purchase 2,076,061 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	92,741	$0.36	8.05	16,469	$2.35
$3.1651 to $6.3300	390,392	750,000	4.69	6.70	390,392	4.09
$6.3301 to $9.4950	72,600	3,000	7.21	2.94	72,600	7.15
$9.4951 to $12.6600	532,775	189,725	10.52	4.49	532,775	10.58
$12.6601 to $15.8250	342,150	38,500	14.79	2.75	342,150	14.84
$15.8251 to $18.9900	145,100	10,100	17.61	4.85	145,100	17.58
$18.9901 to $22.1550	316,500	13,500	20.04	2.46	316,500	20.04
$22.1551 to $25.3200	45,100	10,400	23.22	6.67	45,100	23.21
$25.3201 to $28.4850	81,700	15,400	26.63	6.70	81,700	26.53
$28.4851 to $31.6500	133,275	46,650	29.94	6.64	133,275	29.77
	2,076,061	1,170,016	$11.64	5.18	2,076,061	$13.94

The weighted average remaining contractual life of outstanding options was 5.18 years, 4.68 years and 5.41 years for December 31, 2008, 2007 and 2006, respectively.

11. Dividends

We have not declared or paid any cash dividends on our common stock since inception. We currently anticipate that we will retain all future earnings for use in our business and do not anticipate that we will pay any cash dividends in the foreseeable future. The payment of any future dividends will be at the discretion of

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Dividends  – (continued)

our Board of Directors and will depend upon, among other things, future earnings, operations, capital requirements and our general financial conditions, general business conditions and contractual restrictions on payment of dividends, if any. Our ability to pay dividends on our common stock is also subject to the restrictions of the California Corporations Code.

12. Income Taxes

Total income tax expense was allocated as follows:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Income taxes from continuing operations	$28	$6,683	$13,562
Income taxes benefit from discontinued operations	—	—	(464)
Total tax expense	$28	$6,683	$13,098

Income tax expense attributable to income from continuing operations consists of:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Federal taxes:
Current	$—	$11,252	$14,477
Deferred (benefit)	(23)	(4,407)	(3,381)
	$(23)	$6,845	$11,096
State taxes:
Current	$—	$163	$2,682
Deferred (benefit)	51	(325)	(216)
	51	(162)	2,466
Total	$28	$6,683	$13,562

The tax effects of temporary differences that give rise to significant items comprising the Company’s net deferred taxes as of December 31 are as follows:

	December 31,
	2008	2007
	(Dollars in Thousands)
Deferred tax assets:
Loan loss allowances	$13,353	$18,580
Stock compensation	1,401	1,210
Compensation related reserves	1,395	779
State taxes	—	269
Accrued liabilities	1,537	530
Other	(117)	23
Total gross deferred tax assets	17,569	21,391
Deferred tax liabilities:
Depreciation and amortization	87	(135)
Total gross deferred tax liabilities	87	(135)
Net deferred tax assets (included in other assets)	$17,656	$21,256

At December 31, 2008 and 2007, the Company had a net current income tax receivable of $5.9 million and $4.4 million, respectively, which was included in other assets on the consolidated statements of financial condition.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

Income tax expense (benefit) attributable to income (loss) from continuing operations differed from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income from continuing operations as a result of the following:

	Years Ended December 31,
	2008	2007	2006
Expected statutory rate	(35.0%)	35.0%	35.0%
State taxes, net of federal benefits	(28.1)	(0.6)	0.9
Incentive stock option expense	29.0	0.8	0.6
Adjustment	44.6	—	—
Other, net	(3.9)	3.5	4.2
Effective tax rate	6.6%	38.7%	40.7%

Amounts for the current year are based upon estimates and assumptions as of the date of the consolidated financial statements and could vary significantly from amounts shown on the tax returns as filed.

13. Commitments and Contingencies

All branch and office locations are leased by us under operating leases expiring at various dates through the year 2014. Rent expense was $6.8 million, $6.3 million and $4.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Future minimum rental payments as of December 31, 2008 under existing leases are set forth as follows:

Years Ending December 31:	(Dollars in Thousands)
2009	$5,958
2010	5,208
2011	3,846
2012	1,865
2013 and beyond	914
Total	$17,791

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

14. 401(k) Plan

We maintain the 401(k) Profit Sharing Plan (the “401(k) Plan”) for the benefit of all eligible employees. Under the 401(k) Plan, employees may contribute up to the annual dollar limit of $15,500 for 2008 on a pre-tax basis. The Company will match, at its discretion, 50% of the amount contributed by the employee up to a maximum of 6% of the employee’s salary. The contributions made by us in 2008, 2007 and 2006 were $591,000, $587,000 and $482,000, respectively.

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Other Expenses

Other expenses are comprised of the following:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Collection expenses	$8,179	$8,373	$6,008
Professional fees	2,935	2,928	3,182
Travel and entertainment	2,103	4,299	3,998
Telephone	1,906	2,444	2,424
Forms, supplies, postage and delivery	1,862	2,134	1,961
Data processing	1,550	1,374	986
Marketing	209	705	676
Insurance premiums	521	419	398
Other	1,387	2,525	2,211
Total	$20,652	$25,201	$21,844

16. Earnings Per Share

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008	2007	2006
	(Dollars in Thousands)
Weighted average common shares outstanding during the period to compute basic earnings per share	15,740	15,926	17,444
Incremental common shares attributable to exercise of outstanding options	—	431	1,255
Weighted average number of common shares used to compute diluted earnings per share	15,740	16,357	18,699

Diluted earnings per share excluded 3,265,183, 1,738,509 and 634,115 average shares for the years ended December 31, 2008, 2007 and 2006, respectively, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

17. Fair Value of Financial Instruments

The estimated fair value of our financial instruments is as follows at the dates indicated:

	December 31, 2008		December 31, 2007
	Carrying Value	Fair Value Estimate	Carrying Value	Fair Value Estimate
	(Dollars in Thousands)
Assets:
Cash and cash equivalents	$9,474	$9,474	$17,241	$17,241
Restricted cash (collection accounts)	34,652	34,652	41,557	41,557
Restricted cash (reserve accounts)	36,243	36,243	32,076	32,076
Loans, net	667,031	667,031	834,265	834,265
Liabilities:
Securitization notes payable	406,087	361,800	762,245	764,684
Term facility and warehouse line of credit	200,218	200,218	35,625	35,625
Junior subordinated debentures	10,310	10,310	10,310	10,310

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Fair Value of Financial Instruments  – (continued)

The following summary presents a description of the methodologies and assumptions used to estimate the fair value of our financial instruments. Because no ready market exists for a significant portion of our financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. The use of different assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company has adopted SAFS No. 157 and the impact of the adoption was not material.

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

Loans, Net:  For loans, fair values were estimated at carrying amounts due to their portfolio interest rates that are equivalent to present market interest rates. Recent sales of loans were at or very near net book value.

Securitization Notes Payable:  The fair values of the securitization notes payable are based on quoted market prices.

Term Facility and Warehouse Line of Credit:  Term facility and warehouse line of credit facilities had variable rates of interest and maturity of three years or less. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Junior Subordinated Debentures:  Junior subordinated debentures have variable rates of interest and maturity of July 31, 2008 at our discretion. Therefore, carrying value is considered to be a reasonable estimate of fair value.

Financial instruments which potentially subject us to concentrations of credit risk are primarily cash equivalents, restricted cash and loans. Our cash equivalents and restricted cash represent highly liquid interest bearing deposits with original maturities of three months or less. Loans represent automobile contracts with consumers residing throughout the United States and with borrowers located in Texas, California, Florida and Georgia each accounting for 14.8%, 8.0%, 7.7% and 4.8% respectively, of our loan portfolio as of December 31, 2008. No other state accounted for more than 5.0% of our loan portfolio.

18. Quarterly Results of Operations (Unaudited)

	Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(Dollars in Thousands, Except per Share Data)
2008:
Net interest income	$45,864	$46,153	$41,615	$33,238
Provision for loan losses	17,642	15,080	18,822	13,450
Non-interest income	471	568	877	590
Non-interest expense	26,614	25,012	33,914	19,265
Income (loss) before income taxes	2,079	6,629	(10,244)	1,113
Income tax provision (benefit)	805	2,565	(3,765)	423
Net income (loss)	$1,274	$4,064	$(6,479)	$690
Earnings per share – basic	$0.08	$0.26	$(0.41)	$0.04
Earnings per share – diluted	$0.08	$0.26	$(0.41)	$0.04

UNITED PANAM FINANCIAL CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18. Quarterly Results of Operations (Unaudited)  – (continued)

	Three Months Ended
	March 31, 2007	June 30, 2007	September 30, 2007	December 31, 2007
	(Dollars in Thousands, Except per Share Data)
2007:
Net interest income	$42,711	$45,453	$47,194	$46,651
Provision for loan losses	14,481	14,024	20,031	21,228
Non-interest income	347	500	469	414
Non-interest expense	23,533	24,202	23,729	25,242
Income from continuing operation before income taxes	5,044	7,727	3,903	595
Income taxes	2,018	3,090	1,345	230
Net Income	$3,026	$4,637	$2,558	$365
Earnings per share – basic	$0.18	$0.29	$0.16	$0.02
Earnings per share – diluted	$0.18	$0.28	$0.16	$0.02

19. Trust Preferred Securities

On July 31, 2003, we issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We pay interest on these funds at a rate equal to the three month LIBOR plus 3.05% (7.87% as of December 31, 2008), variable quarterly. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

20. Restructuring Charges

A pretax restructuring charge of $9.2 million was recorded for costs associated with closure of branches during the year ended December 31, 2008, which included involuntary employee termination and related costs, fixed asset write-offs, closure and post-closure costs, and lease termination costs. As of December, 2008 there remains a $2.1 million reserve for estimated future lease obligations related to branch closures.

21. Discontinued Operations

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

The following amounts have been segregated from continuing operations and reflected as discontinued operations.

	Year Ended December 31
	2008	2007	2006
	(Dollars in Thousands)
Revenue from discontinued operations	$—	$—	$4,782
Expense from discontinued operations	$—	$—	$5,922
Loss from discontinued operations	$—	$—	$(676)