Form 10-Q
period 2009-03-31
UNITED PAN AM FINANCIAL CORP
filed 2009-05-15
CIK 1049231

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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

Large accelerated filer  ☐       Accelerated filer  ☐       Non-accelerated filer  ☐      Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock as of April 30, 2009 was 15,752,593 shares.

UNITED PANAM FINANCIAL CORP.
FORM 10-Q
March 31, 2009

INDEX

CAUTIONARY STATEMENT

Certain statements contained in this Quarterly Report on Form 10-Q, as well as some statements by us in periodic press releases and some oral statements by our officials to securities analysts and shareholders during presentations about us are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, or the Act. Statements which are predictive in nature, which depend upon or refer to future events or conditions, or which include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “hopes,” “assumes,” “may,” “project,” “will” and similar expressions constitute forward-looking statements. In addition, any statements concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible future actions, which may be provided by management, are also forward-looking statements as defined in the Act. Forward-looking statements are based upon expectations and projections about future events and are subject to assumptions, risks and uncertainties about, among other things, our company and economic and market factors. Actual events and results may differ materially from those expressed or forecasted in the forward-looking statements due to a number of factors. The principal factors that could cause our actual performance and future events and actions to differ materially from such forward-looking statements include, but are not limited to, our dependence on securitizations, our need for substantial liquidity to run our business, loans we made to credit-impaired borrowers, reliance on operational systems and controls and key employees, competitive pressure we face, changes in the interest rate environment, general economic conditions, the effects of accounting changes, inability to manage consolidating operations, inability to obtain permanent waivers from monoline providers, and other factors or conditions described under the caption “Risk Factors” of Item 1A of our Quarterly Report on this Form 10-Q. Our past performance and past or present economic conditions are not indicative of our future performance or of future economic conditions. Undue reliance should not be placed on forward-looking statements. In addition, we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of anticipated or unanticipated events or changes to projections over time unless required by federal securities law.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Financial Condition

	March 31, 2009	December 31, 2008
	(unaudited)
Assets	(Dollars in thousands)
Cash	$6,958	$5,773
Short term investments	5,332	3,701
Cash and cash equivalents	12,290	9,474
Restricted cash	67,501	70,895
Loans	609,018	710,251
Allowance for loan losses	(37,675)	(43,220)
Loans, net	571,343	667,031
Premises and equipment, net	4,202	5,073
Interest receivable	6,915	8,476
Other assets	31,219	33,819
Total assets	$693,470	$794,768

Liabilities and Shareholders’ Equity
Securitization notes payable	$347,898	$406,087
Term Loan Facility	158,598	200,218
Accrued expenses and other liabilities	20,675	18,450
Junior subordinated debentures	10,310	10,310
Total liabilities	$537,481	635,065

Commitment and Contingencies (Note 9)

Preferred stock (no par value):
Authorized, 2,000,000 shares; no shares issued and outstanding at March 31, 2009 and 2008	—	—

Common stock (no par value):
Authorized, 30,000,000 shares; 15,752,593 and 15,749,699 shares issued and outstanding at March 31, 2009 and December 31, 2008, respectively	50,562	50,317

Retained earnings	105,427	109,386
Total shareholders’ equity	155,989	159,703

Total liabilities and shareholders’ equity	$693,470	$794,768

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Operations

	Three Months Ended
	March 31,
	2009	2008
	(unaudited)
Interest Income	(Dollars in thousands, except per share data)
Loans	$40,689	$57,707
Short term investments and restricted cash	128	763
Total interest income	40,817	58,470

Interest Expense
Securitization notes payable	5,945	10,888
Term Loan Facility and warehouse line of credit	5,267	1,525
Other interest expense	105	193
Total interest expense	11,317	12,606
Net interest income	29,500	45,864
Provision for loan losses	14,255	17,642
Net interest income after provision for loan	15,245	28,222

Non-interest Income	625	471

Non-interest Expense
Compensation and benefits	10,062	16,915
Occupancy	1,469	2,464
Other non-interest expense	4,136	6,201
Restructuring charges	6,488	1,034
Total non-interest expense	22,155	26,614

(Loss) income before income taxes	(6,285)	2,079
Income taxes	(2,326)	805

Net (loss) income	$(3,959)	$1,274

Earnings (loss) per share-basic:
Net (loss) income	$(0.25)	$0.08

Weighted average basic shares outstanding	15,750	15,737

Earnings (loss) per share-diluted:
Net (loss) income	$(0.25)	$0.08

Weighted average diluted shares outstanding	15,750	15,775

See notes to consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
	(Dollars in thousands)
Balance, January 1, 2008	15,737,399	$49,504	$109,837	$159,341
Net income	—	—	1,274	1,274
Stock-based compensation expense	—	328	—	328

Balance, March 31, 2008	15,737,399	$49,832	$111,111	$160,943

Balance, December 31, 2008	15,749,699	$50,317	$109,386	$159,703
Net loss	—	—	(3,959)	(3,959)
Issuance of restricted stock	2,894	41	—	41
Stock-based compensation expense	—	204	—	204

Balance, March 31, 2009	15,752,593	$50,562	$105,427	$155,989

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)
	(Dollars in thousands)
Cash Flows from Operating Activities:
(Loss) income from continuing operations	$(3,959)	$1,274

Reconciliation of net income to net cash provided by operating activities:
Provision for loan losses	14,255	17,642
Loss on disposal of fixed assets	1,376	107
Accretion of discount on loans	(4,345)	(6,894)
Depreciation and amortization	429	616
Stock-based compensation	245	328
Decrease in accrued interest receivable	1,561	223
Decrease in other assets	2,600	1,670
Increase in accrued expenses and other liabilities	2,225	246
Net cash provided by operating activities	14,387	15,212

Cash Flows from Investing Activities:
Collection on (purchases of) loans, net	75,355	(15,912)
Proceeds from sale of loans, net	10,423	—
Purchase of premises and equipment	(934)	(478)
Net cash provided by (used in) investing activities	84,844	(16,390)

Cash Flows from Financing Activities:
Proceeds from warehouse line of credit	-	126,477
Repayment of Term Loan Facility and warehouse line of credit	(41,620)	(7,752)
Payments on securitization notes payable	(58,189)	(115,029)
Decrease (increase) in restricted cash	3,394	(6,083)

Net cash used in financing activities	(96,415)	(2,387)

Net decrease in cash and cash equivalents	2,816	(3,565)
Cash and cash equivalents at beginning of period	9,474	17,241

Cash and cash equivalents at end of period	$12,290	$13,676

Supplemental Disclosures of Cash Payments Made for:
Interest	$12,244	$12,691

Income taxes	$2	$1

See notes to the consolidated financial statements

United PanAm Financial Corp. and Subsidiaries
Notes to Consolidated Financial Statements (Unaudited)

1.	Organization

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

At March 31, 2009, UACC and United Auto Business Operations, LLC (“UABO”) were direct wholly-owned subsidiaries of the Company, and UPFC Auto Receivables Corporation (“UARC”), UPFC Auto Financing Corporation (“UAFC”) and UPFC Funding Corporation (“UFC”) were direct wholly-owned subsidiaries of UACC and UABO. UARC and UAFC are entities whose business is limited to the purchase of automobile contracts from UACC and UABO in connection with the securitization of such contracts and UFC is an entity whose business is limited to the purchase of such contracts from UACC and UABO in connection with warehouse funding of such contracts.

2.	Liquidity and Capital Resources

We had historically used a warehouse facility to fund our automobile finance operation to purchase automobile contracts pending securitization. In August 2008, the warehouse credit facility was amended, effectively terminating the revolving facility and establishing a term loan (the “Term Loan Facility”).  Under this amended loan, the Company is unable to access new borrowings.  The Term Loan Facility amortizes pursuant to a pre-determined schedule, payable monthly, with any remaining balance due October 16, 2009.  Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of our motor vehicle retail installment sales contracts (the “Automobile Receivables”) to a new party at a discount from face amount ( the “Transaction”).  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction.  It is anticipated that the amount of Automobile Receivables sold will be greater than 10% of the book value of the Company’s consolidated assets as of March 31, 2009.

Under the terms of the Transaction, we will have the option (which will become exercisable two years after the closing date) to repurchase the aggregate amount of the remaining Automobile Receivables The new party will also have a right of first refusal if, prior to the first anniversary of the closing date, we desire to sell certain additional automobile installment sales contracts.  Upon closing of the Transaction, we will also enter into a Servicing Agreement with the new party to continue to service the Automobile Receivables and will receive a servicing fee during the applicable period.

The closing of the Transaction is subject to various customary conditions, which are required to be met by May 26, 2009.  There is no assurance that we will be able to meet these closing conditions or that all conditions will be met for the Transaction to close.

Recent Market Developments

A number of factors have adversely impacted our liquidity in 2008 and the first quarter of 2009 and we anticipate these factors will continue to adversely impact our liquidity through 2009. The disruptions in the capital markets and credit markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio, are limiting our ability to access alternative sources of financing. We may also realize decreased cash distributions from our debt facilities due to weaker credit performance and higher borrowing costs.

The asset-backed securities market, along with credit markets in general, has been experiencing unprecedented disruptions. Market conditions began deteriorating in mid-2007, remained impaired in 2008 and have continued to experience disruptions in 2009. Further, the prime quality automobile securitizations that were executed in 2008 and 2009 utilized senior-subordinated structures and sold only the highest rated securities. In addition, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened and there have been a limited number of public issuances of insured automobile asset-backed securities in 2008. We have not accessed the securitization market with a transaction since November 2007 and do not anticipate accessing the securitization market during 2009.

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities (particularly those securities backed by non-prime collateral) financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which have already increased our cost of funding and reduced our access to the asset-backed securities market and other types of receivable financings, may continue or worsen in the future.  Due to the current conditions in the asset-backed securities market, along with credit markets in general, the execution of securitization transactions is more challenging and expensive, and access to alternative sources of financing has also become more limited. As a result, we are analyzing our liquidity strategies going forward. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels. On November 25, 2008, the Federal Reserve Board announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities. It is currently anticipated that the facility will lend up to $200 billion of loans (although that amount may be increased to up to $1 trillion) on a non-recourse basis to holders of AAA-rated asset backed securities, fully secured by newly or recently originated consumer loans, such as auto loans.  It is anticipated that the facility will cease making loans on December 31, 2009, unless that date is extended. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels.  We are currently evaluating the TALF program.  Additionally, we are pursuing and evaluating alternative sources of financing and are also considering selling receivables on a whole-loan basis.  At this time, there is no assurance that we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future.  For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

3.	Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries including certain special purpose financing trusts utilized in securitization transactions, which are considered variable interest entities in which the Company holds variable interest. All significant inter-company accounts and transactions have been eliminated in consolidation.

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments are of normal recurring nature and considered necessary for a fair presentation of the Company’s financial condition and results of operations for the interim periods presented in this Form 10-Q have been included. Operating results for the interim periods are not necessarily indicative of financial results for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. In preparing these consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements and the reported amount of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Significant estimates and assumptions included in the Company’s consolidated financial statements relate to the allowance for loan losses, estimates of loss contingencies, accruals and stock-based compensation forfeiture rates.  Certain amounts in the 2008 consolidated financial statements have been reclassified to conform with the consolidated financial presentations in 2009.

4.	Recent Accounting Developments

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as non-controlling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. This Statement shall be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement was effective for the Company on January 1, 2009. The impact of adoption was not material.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R replaces SFAS No. 141, Business Combinations. SFAS No. 141R establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration and certain acquired contingencies. SFAS No. 141R also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. This statement shall be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The statement was effective for the Company on January 1, 2009. The impact of adoption was not material.

In February 2008, the FASB issued FASB Staff Positions FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions (“FSP SFAS No. 140-3”). The objective of FSP SFAS 140-3 is to provide implementation guidance on accounting for a transfer of a financial asset and repurchase financing. Under the guidance in FSP SFAS 140-3, there is a presumption that an initial transfer of a financial asset and a repurchase financing are considered part of the same arrangement (i.e., a linked transaction) for purposes of evaluation under SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities. If certain criteria are met, however, the initial transfer and repurchase financing shall not be evaluated as a linked transaction and shall be evaluated separately under SFAS No. 140. FSP SFAS 140-3 is effective for financial statements issued for fiscal years beginning after November 15, 2008. The statement was effective for the Company on January 1, 2009. The impact of adoption was not material.

In December 2008, the FASB issued FASB staff positions FAS No. 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP SFAS No. 140-4”). FSP SFAS No. 140-4 amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by this FSP are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with variable interest entities and qualifying SPEs. The statement was effective for the Company on January 1, 2009. The impact of adoption was not material.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and requires entities to provide enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair values and amounts of gains and losses on derivative contracts, and disclosures about credit-risk-related contingent features in derivative agreements. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008.. The statement was effective for the Company on January 1, 2009. The impact of adoption was not material.

In April 2009, the FASB issued FASB staff positions FAS No. 107-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS No. 107-1”). FSP SFAS No. 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP SFAS No. 107-1also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This Statement shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In April 2009, the FASB issued FASB staff positions FAS No. 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS No. 157-4 AND 124-2”). FSP FAS No. 115-2 and FAS 124-2 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP FAS No. 115-2 and FAS 124-2 do not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities.  This Statement shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

In April 2009, the FASB issued FASB staff positions FAS No. 157-4, Determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly(“FSP SFAS No. 157-4”). FSP SFAS No. 157-4 provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP SFAS No. 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. This Statement shall be effective for interim and annual reporting periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of this statement; however, it is not expected to have a material impact on our consolidated financial position, results of operation or cash flows.

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

Restricted cash relates to $35.6 million of deposits held as collateral for securitized obligations and Term Loan Facility at March 31, 2009 compared with $36.2 million at December 31, 2008. Additionally, $32.0 million relates to cash that is in process of being applied to the pay down of securitized obligations and Term Loan Facility compared with $34.7 million at December 31, 2008.

6.	Loans

Loans are summarized as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Loans securitized	$383,215	$452,054
Loans unsecuritized	249,665	288,238
Unearned finance charges	(409)	(564)
Unearned acquisition discounts	(23,453)	(29,477)
Allowance for loan losses	(37,675)	(43,220)
Total loans, net	$571,343	$667,031

Allowance for loan losses to gross loans net of unearned acquisition discounts	6.19%	6.09%
Unearned acquisition discounts to gross loans	3.71%	3.98%
Average percentage rate to borrowers	22.72%	22.72%

Nonaccrual loans	$20,376	$27,686
Nonaccrual loans to gross loans	3.22%	3.74%

Loans securitized represent loans transferred to the Company’s special purpose finance subsidiaries in securitization transactions accounted for as secured financing. Loans unsecuritized include $249.0 million and $287.3 million pledged under the Company’s Term Loan Facility as of March 31, 2009 and December 31, 2008, respectively.

Nonaccrual loans represent the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

During the three months ended March 31, 2009, we sold $11.2 million of loans on a whole-loan basis with servicing released. In these transactions, the loans were sold without recourse to the Company.

The activity in the allowance for loan losses consists of the following:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Allowance for loan losses at beginning of period	$43,220	$48,386
Provision for loan losses	14,255	17,642
Net charge-offs	(19,800)	(16,476)
Allowance for loan losses at end of period	$37,675	$49,552

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

The following table lists each of our securitizations as of March 31, 2009:

Issue Number	Issuance Date	Maturity Date (1)	Original Balance	Remaining Balance at March 31, 2009
(Dollars in thousands)
2005A	April 14, 2005	December 2010	$195,000	$6,742
2005B	November 10, 2005	August 2011	$225,000	$18,451
2006A	June 15, 2006	May 2012	$242,000	$39,639
2006B	December 14, 2006	August 2012	$250,000	$63,391
2007A	June 14, 2007	July 2013	$250,000	$97,323
2007B	November 8, 2007	July 2014	$250,000	$122,352
		Total	$1,412,000	$347,898
______________________
(1) Contractual maturity of the last maturity class of notes issued by the related securitization owner trust.

Assets pledged to the trusts as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(Dollars in thousands)
Automobile contracts, net	$383,215	$452,054
Restricted cash	$30,522	$30,556
Total assets pledged	$413,737	$482,610

A summary of our securitization activity and cash flows from the trusts is as follows:

	Three Months Ended March 31,
	(Dollars in thousands)
	2009	2008
Distribution from the trusts	$12,154	$20,108

In addition, as servicer we have the option to purchase the owner trust estate when the pool balance falls below 10% of the original balance of loans securitized.

As of March 31, 2009, we were in compliance with all terms of the financial covenants related to our securitization transactions, but since August 2008, we have not been in compliance with two non-financial covenants of several financial guaranty insurance policies.  Since August 2008, we have obtained temporary waivers from all of the insurance providers regarding 1) the approval of the appointment of Mr. James Vagim as our chief executive officer, and 2) the requirement to maintain a warehouse credit facility.  We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will obtain such waivers.  If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights. In addition, our breach of any covenant under the Term Loan Facility will result in a corresponding breach under our current agreement with the insurance providers.

Term Loan Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we had historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee was recorded as part of non-recurring charges during the year ended December 31, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008 at which date, the Term Loan Facility converted to a term loan for an additional one-year term. The Term Loan Facility amortizes pursuant to a pre-determined schedule, payable monthly with any remaining balance due October 16, 2009.  As a result, the Company is unable to access further advances under the Term Loan Facility.  Prior to being restructured, the warehouse facility included a requirement that the Company access the securitization market and reduce amounts owed under the warehouse facility within certain specified time periods. The August 22, 2008 restructuring removes this securitization requirement. By entering into the August 22, 2008 restructuring and Term Loan Facility, the warehouse facility lenders also approved the July 25, 2008 appointment of James Vagim as our chief executive officer.

Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of Automobile Receivables  to a new party at a discount from face amount.  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction There is no assurance that we will be able to meet these closing conditions or that all conditions will be met for the Transaction to close. For more information about the financing transaction, see “Note 2. Liquidity and Capital Resources” to our notes to consolidated financial statements in this quarterly report on Form 10-Q.

8.	Share Based Compensation

In 1994, we adopted a stock option plan and, in November 1997, June 2001, June 2002, and July 2007 amended and restated such plan as the United PanAm Financial Corp. 1997 Employee Stock Incentive Plan (the “Plan”). The maximum number of shares that may be issued to officers, directors, employees or consultants under the Plan is 8,500,000. Options generally vest over a one to five year period and have a maximum term of ten years. Options may be exercised by using either a standard cash exercise procedure or a cashless exercise procedure. As of March 31, 2009, there were 3,062,836 options outstanding.

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. As stock-based compensation expense recognized in the consolidated statement of operations for the three months ended March 31, 2009 and 2008 is based on awards ultimately expected to vest on a straight-line prorated basis, it has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table summarizes stock-based compensation expense, net of tax, under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008.

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Stock-based compensation expense	$245	$328
Tax benefit	(91)	(127)
Stock-based compensation expense, net of tax	$154	$201
Stock-based compensation expense, net of tax, per diluted shares	$0.01	$0.01

At March 31, 2009, 1,365,776 shares of common stock were reserved for future grants or issuances under the Plan.

The fair value of options under our Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: no dividend yield; volatility was the actual 51 month volatility on the date of grant; risk-free interest rate equivalent to the appropriate US Treasury constant maturity treasury rate on the date of grant and expected lives of one to five years depending on final maturity of the options.

	Three Months Ended March 31,
	2009	2008
Expected dividends	$—	$—
Expected volatility	94.30%	61.66%
Risk-free interest rate	1.76%	2.78%
Expected life	5.00 years	5.00 years

At March 31, 2009, there was $2.3 million of unrecognized compensation cost related to share based compensation, which is expected to be recognized over a weighted average period of 3.14 years. A summary of option activity for the three months ended March 31, 2009 and 2008 is as follows:

	Three Months Ended March 31,
	2009		2008
	(Dollars in thousands, except per share amounts)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Balance at beginning of period	3,248,077	$11.64	4,110,335	$14.02
Granted	218,780	0.39	243,071	6.18
Canceled or expired	(109,000)	13.32	(83,100)	16.02

Balance at end of period (1)	3,357,857	10.85	4,270,306	13.54

Weighted average fair value per share of options granted during period	$1.05		$4.97

(1)	Any unvested restricted grants are included in the outstanding options balance at the end of the period.

At March 31, 2009, options exercisable to purchase 2,040,246 shares of our common stock under the Plan were outstanding as follows:

Range of Exercise Prices	Number of Shares Vested	Number of Shares Unvested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Exercisable Shares Weighted Average Exercise Price
$0.0000 to $3.1650	16,469	295,021	$2.35	0.92	16,469	$2.35
$3.1651 to $6.3300	390,392	750,000	4.69	6.45	390,392	4.09
$6.3301 to $9.4950	65,600	1,500	7.14	2.35	65,600	7.10
$9.4951 to $12.6600	522,460	158,640	10.54	3.96	522,460	10.57
$12.6601 to $15.8250	342,150	31,900	14.81	2.40	342,150	14.84
$15.8251 to $18.9900	140,100	9,100	17.61	4.58	140,100	17.57
$18.9901 to $22.1550	307,000	8,000	20.02	2.03	307,000	20.01
$22.1551 to $25.3200	43,100	8,900	23.21	6.41	43,100	23.22
$25.3201 to $28.4850	79,700	11,900	26.61	6.45	79,700	26.53
$28.4851 to $31.6500	133,275	42,650	29.94	6.38	133,275	29.77
	2,040,246	1,317,611	$10.85	4.91	2,040,246	$13.91

The weighted average remaining contractual life of outstanding options was 4.91 years at March 31, 2009 and 5.18 years at December 31, 2008.

9.	Commitments and Contingencies

All branch and office locations are leased by us under operating leases expiring at various dates through the year 2014.

We have entered into automobile contract securitization agreements with investors through wholly-owned subsidiaries and trusts in the normal course of business, which include standard representations and warranties customary to the mortgage banking industry. Sales to these subsidiaries and trusts are treated as secured borrowings for consolidated financial statement presentation purposes. Violations of these representations and warranties may require the Company to repurchase loans previously sold or to reimburse investors for losses incurred. In the opinion of management, the potential exposure related to these loan sale agreements will not have a material effect on the Company’s consolidated financial position, operating results and cash flows.

We are involved in various claims or legal actions arising in the normal course of business. In the opinion of our management, the ultimate disposition of such matters will not have a material effect on the Company’s consolidated financial position, cash flows or results of operations.

10.	Earnings per Share

The following table reconciles the number of shares used in the computations of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Weighted average common shares outstanding during the period to compute basic earnings per share	15,750	15,737

Incremental common shares attributable to exercise of outstanding options	-	38

Weighted average number of common shares used to compute diluted earnings per share	15,750	15,775

Diluted earnings per share excluded 3,800,000 average shares for the three months ended March 31, 2008, attributable to outstanding stock options because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. In 2009 due to a net loss for the quarter ended March 31, 2009, the impact of all outstanding stock options have been excluded as their inclusion would have been anti-dilutive.

11.	Trust Preferred Securities

On July 31, 2003, we issued trust preferred securities of $10.0 million through a subsidiary UPFC Trust I. The trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We pay interest on these funds at a rate equal to the three month LIBOR plus 3.05% (4.14% as of March 31, 2009), variable quarterly. The final maturity of these securities is 30 years, however, they can be called at par any time after July 31, 2008 at our discretion.

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

13.	Fair Value Option for Financial Assets and Financial Liabilities

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The statement provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The statement was effective for the Company on January 1, 2008.  The Company has not elected the fair value option for any financial assets or financial liabilities.

14.	Restructuring Charges

A pretax restructuring charge of $6.5 million and $1.0 million was recorded for costs associated with the closure of branches in the first quarter of 2009 and 2008, respectively, which included involuntary employee terminations and related costs, fixed asset write-offs, closure and post-closure costs, and lease termination costs. As of March 31, 2009, there remains a $5.3 million reserve for estimated closure and post-closure costs and estimated future lease obligations related to these branch closures.

A summary of the restructuring reserve, which is included in accrued expenses and other liabilities on the consolidated statements of financial condition, for restructuring charges for the three months ended March 31, 2009, is as follows:

	Lease Termination Costs	Closure and Post-closure Costs	Total
	(Dollars in thousands)
Balance at December 31, 2008	$2,134	$-	$2,134
Cash settlements	(909)	(2,388)	(3,297)
Additions and adjustments	3,800	2,688	6,488
Balance at March 31, 2009	$5,025	$300	$5,325

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

As a result of the continued disruptions in the capital markets, in the first quarter of 2008, we began a strategy to downsize our operations and reduce our branch footprint in order to lower expenses and meet required liquidity needs. We are continuing to implement this strategy in 2009. During the year ended December 31, 2008, we closed 75 branches.  During the three months ended March 31, 2009, we closed an additional 40 branches bringing the total number of branches to 27 in operation as of March 31, 2009. The closures of the 40 branches resulted in a decrease in the number of employees of approximately 170, or 25% of the work force since December 31, 2008.

In addition, we have suspended new loan originations since the end of the third quarter of 2008 to allow our outstanding receivables to decline to a level where our capital base will be able to finance future originations.

As a part of our corporate restructuring efforts, we have taken steps to streamline and centralize certain functions that were previously performed in our branches. In the fourth quarter of 2008 we established a centralized remarketing department to handle the disposal of repossessed automobiles for our closed branches. We expect to centralize all collateral remarketing by the end of 2009. In January 2009, we began to receive payments through a third party lock box provider. We expect to convert all in-branch payment processing to the third party lock box by the end of 2009. Additionally, in January 2009, we began to use an outside service provider to verify insurance coverage. Previously this function was performed within the branches. We expect that the above changes will result in both reduced cost and increased efficiency.

We have historically used a warehouse facility to fund our automobile finance operations pending securitization. The warehouse credit facility converted in 2008 to a Term Loan Facility, which amortizes pursuant to a pre-determined payment schedule requiring the Company to pay all amounts owed under the facility by October 16, 2009.

Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of Automobile Receivables to a new party at a discount from face amount.  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction.  There is no assurance that we will be able to meet the closing conditions or that all conditions will be met for the Transaction to close. For more information about the financing transaction, see “Note 2. Liquidity and Capital Resources” to our notes to consolidated financial statements in this quarterly report on Form 10-Q.

Management is also currently evaluating the timing of new loan originations, which will depend on the amount of working capital available upon closing of the Transaction as well as conditions in the capital markets and credit markets in general.  At this time, we anticipate that we will resume new loan originations in 2009, but there is no assurance that we will be able to arrange for and access the alternative sources of financing and there is also no assurance that the business, once resumed, will function similar as it has in the past.

Critical Accounting Policies

We have established various accounting policies, which govern the application of accounting principles generally accepted in the United States of America, or GAAP, in the preparation of our consolidated financial statements. Our accounting policies are integral to understanding the results reported.  For a further discussion of our accounting policies, see “Note 3. Summary of Significant Accounting Policies” to our notes to consolidated financial statements in our 2008 Annual Report on Form 10-K.

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

We adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our 2006 fiscal year. Our Consolidated Financial Statements as of and for the three months ended March 31, 2009 and 2008 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R). Stock-based compensation expense recognized under SFAS No. 123(R) was $245,000 and $328,000 for the three months ended March 31, 2009 and 2008, respectively.

Lending Activities

Summary of Loan Portfolio

The following table sets forth the composition of our loan portfolio at the dates indicated.

	March 31, 2009	December 31, 2008
	(Dollars in Thousands)
Automobile Contracts	$632,880	$740,292
Unearned finance charges (1)	(409)	(564)
Unearned acquisition discounts (1)	(23,453)	(29,477)
Allowance for loan losses (1)	(37,675)	(43,220)
Total loans, net	$571,343	$667,031
____________________
(1)           See “—Critical Accounting Policies”

Allowance for Loan Losses

Our policy is to maintain an allowance for loan losses to absorb inherent losses, which may be realized on our portfolio. These allowances are general valuation allowances for estimates for probable losses not specifically identified that will occur in the next twelve months. The total allowance for loan losses was $37.7 million at March 31, 2009 compared with $43.2 million at December 31, 2008, representing 6.19% of loans at March 31, 2009 and 6.09% at December 31, 2008.

Following is a summary of the changes in our consolidated allowance for loan losses for the periods indicated.

	At or For the Three Months Ended		At or For the Twelve Months Ended
	March 31, 2009	March 31, 2008	December 31, 2008
	(Dollars in Thousands)
Allowance for Loan Losses
Balance at beginning of period	$43,220	$48,386	$48,386
Provision for loan losses (1)	14,255	17,642	64,994
Net charge-offs	(19,800)	(16,476)	(70,160)
Balance at end of period	$37,675	$49,552	$43,220
Annualized net charge-offs to average loans	11.70%	7.14%	8.01%
Ending allowance to period end loans	6.19%	5.57%	6.09%

____________________
(1)	See “—Critical Accounting Policies”

Past Due and Nonaccrual Loans

 The following table sets forth the remaining balances of all loans (net of unearned finance charges, excluding loans for which vehicles have been repossessed) that were more than 30 days delinquent at the periods indicated.

	March 31, 2009		December 31, 2008		March 31, 2008

	(Dollars in Thousands)
Loan Delinquencies	Balance	% of Total Loans	Balance	% of Total Loans	Balance	% of Total Loans
30 to 59 days	$9,342	1.48%	$11,215	1.52%	$5,311	0.57%
60 to 89 days	1,818	0.29%	2,888	0.39%	1,734	0.19%
90+ days	1,123	0.17%	1,407	0.19%	1,156	0.12%
Total	$12,283	1.94%	$15,510	2.10%	$8,201	0.88%

Our policy is to charge off loans delinquent in excess of 120 days.

The following table sets forth the aggregate amount of nonaccrual loans (net of unearned finance charges, including loans over 30 days delinquent and loans for which vehicles have been repossessed) at the periods indicated.

	March 31, 2009	December 31, 2008	March 31, 2008
	(Dollars in Thousands)
Nonaccrual loans	$20,376	$27,686	$16,554
Nonaccrual loans to gross loans	3.22%	3.74%	1.78%
Allowance for loan losses to gross loans, net of unearned acquisition discounts	6.19%	6.09%	5.57%

Cumulative Losses for Contract Pools

The following table reflects our cumulative losses (i.e., net charge-offs as a percent of original net contract balances) for contract pools (defined as the total dollar amount of net contracts purchased in a three-month period) purchased from April 2004 through September 2008.

Number of	Apr-04	Jul-04	Oct-04	Jan-05	Apr-05	Jul-05	Oct-05	Jan-06	Apr-06	Jul-06	Oct-06	Jan-07	Apr-07	Jul-07	Oct-07	Jan-08	Apr-08	Jul-08
Months	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–	–
Outstanding	Jun-04	Sep-04	Dec-04	Mar-05	Jun-05	Sep-05	Dec-05	Mar-06	Jun-06	Sep-06	Dec-06	Mar-07	Jun-07	Sep-07	Dec-07	Mar-08	Jun-08	Sep-08
1	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%	0.00%
4	0.04%	0.08%	0.05%	0.03%	0.06%	0.12%	0.05%	0.02%	0.06%	0.09%	0.10%	0.05%	0.08%	0.08%	0.10%	0.04%	0.05%	0.11%
7	0.45%	0.65%	0.49%	0.40%	0.64%	0.59%	0.47%	0.40%	0.62%	0.88%	0.64%	0.54%	0.84%	0.82%	0.63%	0.50%	0.51%	0.76%
10	1.33%	1.29%	1.19%	1.35%	1.63%	1.36%	1.28%	1.61%	2.00%	1.85%	1.73%	1.77%	2.28%	1.90%	1.82%	1.56%	1.31%
13	2.13%	2.21%	2.41%	2.48%	2.57%	2.37%	2.71%	2.96%	3.14%	3.23%	3.09%	3.29%	3.51%	3.30%	3.65%	2.92%
16	2.88%	3.12%	3.56%	3.32%	3.47%	3.56%	4.07%	3.90%	4.35%	4.95%	4.87%	4.54%	4.90%	5.14%	5.57%
19	3.87%	4.20%	4.44%	4.21%	4.71%	4.85%	5.01%	5.03%	5.92%	6.74%	6.23%	5.89%	6.70%	6.73%
22	4.78%	4.95%	5.17%	5.50%	5.95%	5.76%	5.96%	6.42%	7.42%	7.98%	7.53%	7.53%	8.22%
25	5.35%	5.56%	6.12%	6.56%	6.69%	6.69%	7.06%	7.66%	8.59%	9.07%	9.09%	8.90%
28	5.96%	6.31%	7.02%	7.23%	7.42%	7.67%	8.09%	8.57%	9.66%	10.57%	10.25%
31	6.62%	7.05%	7.66%	7.86%	8.24%	8.62%	8.78%	9.41%	10.78%	11.60%
34	7.20%	7.47%	8.24%	8.52%	9.05%	9.25%	9.46%	10.35%	11.62%
37	7.53%	7.81%	8.73%	9.11%	9.54%	9.69%	10.20%	11.11%
40	7.83%	8.21%	9.12%	9.43%	9.91%	10.31%	10.79%
43	8.12%	8.47%	9.34%	9.70%	10.29%	10.75%
46	8.33%	8.63%	9.59%	10.11%	10.56%
49	8.43%	8.82%	9.73%	10.30%
52	8.49%	8.93%	9.92%
55	8.56%	9.05%
58	8.60%
Original Pool
$(000)	$91,134	$89,688	$86,697	$118,869	$120,477	$112,452	$101,439	$142,802	$143,954	$136,086	$113,697	$163,976	$162,726	$144,437	$89,185	$120,051	$92,031	$36,419
Remaining Pool
$(000)	$1,122	$1,929	$2,960	$6,357	$8,623	$10,416	$12,911	$24,656	$30,794	$35,551	$35,993	$64,912	$73,954	$77,708	$52,935	$86,182	$73,414	$31,086
Remaining Pool (%)	1.23%	2.15%	3.41%	5.35%	7.16%	9.26%	12.73%	17.27%	21.39%	26.12%	31.66%	39.59%	45.45%	53.80%	59.35%	71.79%	79.77%	85.36%

Loan Maturities

The following table sets forth the dollar amount of automobile contracts maturing in our automobile contracts portfolio at March 31, 2009 based on final maturity. Automobile contract balances are reflected before unearned acquisition discounts and allowance for loan losses.

	One Year or Less	More Than 1 Year to 3 Years	More Than 3 Years to 5 Years	More Than 5 Years to 10 Years	Total Loans
	(Dollars in thousands)
Total loans	$32,669	$332,442	$241,983	$25,377	$632,471

All loans are fixed rate loans.

Liquidity and Capital Resources

General

We require substantial cash and capital resources to operate our business. Our primary funding sources in the past have been a warehouse credit line (which has since converted to a Term Loan Facility), securitizations and retained earnings.  However, as discussed in more detail below, due to the termination of our warehouse credit line and increasing challenges in the credit markets, we have been and are continuing to evaluate alternative sources of financing. Management believes that based on current operations, we will have sufficient cash flow and capital resources to meet our operational obligations through October 16, 2009, the due date of the Term Loan Facility, but that there will be insufficient cash to liquidate the Term Loan Facility at that time.

Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of Automobile Receivables  to a new party at a discount from face amount.  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction.  There is no assurance that we will be able to meet the closing conditions or that all conditions will be met for the Transaction to close. For more information about the financing transaction, see “Note 2. Liquidity and Capital Resources” to our notes to consolidated financial statements in this quarterly report on Form 10-Q.

Upon successful completion of the Transaction as described in “Note 2. Liquidity and Capital Resources,” management believes that the resources available to us will provide the needed cash flow to meet our operational obligations for the next twelve months.

Our primary uses of cash included:

• interest expense;

• operating expenses; and

• acquisition of automobile contracts

The capital resources currently available to us include:

• interest income and principal collections on automobile contracts;

• servicing fees that we earn under our securitizations;

• releases of excess cash from the spread accounts relating to the securitizations; and

• existing liquidity

Recent Market Developments

A number of factors have adversely impacted our liquidity in 2008 and the first quarter of 2009, and we anticipate these factors will continue to adversely impact our liquidity through 2009. The disruptions in the capital markets and credit markets and, to a lesser extent, the credit deterioration we are experiencing in our portfolio, are limiting our ability to access alternative sources of financing. We may also realize decreased cash distributions from our debt facilities due to weaker credit performance and higher borrowing costs.

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

Current conditions in the asset-backed securities market include reduced liquidity, increased risk premiums for issuers, reduced investor demand for asset-backed securities, particularly those securities backed by non-prime collateral, financial stress and rating agency downgrades impacting the financial guaranty insurance providers, and a general tightening of availability of credit. These conditions, which have already increased our cost of funding and reduced our access to the asset-backed securities market and other types of receivable financings, may continue or worsen in the future.  Due to the current conditions in the asset-backed securities market, along with credit markets in general, the execution of securitization transactions is more challenging and expensive and access to alternative sources of financing has also become more limited and, as a result, we are analyzing our liquidity strategies going forward. It is difficult to predict if or when securitization markets will return to historical capacity and pricing levels. On November 25, 2008, the Federal Reserve Board announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities. It is currently anticipated that the facility will lend up to $200 billion of loans (although that amount may be increased to up to $1 trillion) on a non-recourse basis to holders of AAA-rated asset backed securities, fully secured by newly or recently originated consumer loans, such as auto loans.  It is anticipated that the facility will cease making loans on December 31, 2009, unless that date is extended. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels.  We are currently evaluating the TALF program.  Additionally, we are pursuing and evaluating alternative sources of financing and are also considering selling receivables on a whole-loan basis.  At this time, there is no assurance that we will be able to arrange for other types of interim financing or be able to sell receivables on a whole-loan basis in the future.  For a more complete description of the financing risks that we face, see Item 1A. “Risk Factors” in our 2008 Annual Report on Form 10-K.

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

Our financial guaranty insurance providers are not required to insure our future securitizations, and there can be no assurance that they will continue to do so.  In addition, as discussed above, the financial guaranty insurance providers used by us in the past are facing financial stress and rating agency downgrades. As a result, demand for asset-backed securities backed by a financial guarantee insurance policy has substantially weakened.  A downgrading of any of our financial guaranty insurance providers’ credit ratings or the inability to structure alternative credit enhancements, such as senior subordinated transactions, for our securitization program could result in higher interest costs for our future securitizations and larger initial and/or target credit enhancement requirements.  The absence of a financial guaranty insurance policy may also impair the marketability of our securitizations.

The following table lists each of our securitizations and its remaining balance as of March 31, 2009.

(Dollars in thousands)

Issue Number	Issuance Date	Original Balance	Current Balance Class A-1	Interest Rate	Current Balance Class A-2	Interest Rate	Current Balance Class A-3	Interest Rate	Total Current Balance	Current Receivables Pledged	Surety Costs (1)	Back-up Servicing Fees
2005A	April 14, 2005	195,000	—	3.12%	—	3.85%	6,742	4.34%	6,742	6,994	0.43%	0.04%
2005B	November 10, 2005	225,000	—	4.28%	—	4.82%	18,451	4.98%	18,451	20,337	0.41%	0.04%
2006A	June 15, 2006	242,000	—	5.27%	—	5.46%	39,639	5.49%	39,639	42,910	0.39%	0.04%
2006B	December 14, 2006	250,000	—	5.34%	—	5.15%	63,392	5.01%	63,391	69,566	0.38%	0.04%
2007A	June 14, 2007	250,000	—	5.33%	—	5.46%	97,323	5.53%	97,323	107,664	0.37%	0.03%
2007B	November 8, 2007	250,000	—	4.99%	23,352	5.75%	99,000	6.15%	122,352	135,744	0.45%	0.04%
		$1,412,000							$347,898	$383,215
__________________________
(1)  Related to premiums on financial guaranty insurance policies.

There is an average of $1.0 million in underwriting and issuance costs associated with each securitization transaction, which is amortized over the term of the securitizations.

As of March 31, 2009 we were in compliance with all terms of the financial covenants related to our securitization transactions.  However, there are two non-financial covenant violations under the various financial guaranty insurance policies for the securitizations for which we are seeking permanent waivers.  Since August 2008, we have obtained temporary waivers from the insurance providers that insure our outstanding securitizations regarding the approval of the appointment of Mr. James Vagim as our chief executive officer and have also obtained temporary waivers regarding a covenant that we maintain a warehouse facility.  We are continuing discussions with the insurance providers to obtain permanent waivers, but there is no assurance we will obtain such waivers. If we are unable to obtain permanent waivers or continued temporary waivers for both these items, then each insurance provider may elect to enforce the various rights and remedies that are governed by the different transaction documents for each securitization such as terminating our servicing rights. In addition, our breach of any covenant under the Term Loan Facility will result in a corresponding breach under our current agreement with the insurance providers.

Term Loan Facility

On August 22, 2008, we restructured our $300 million warehouse facility, which we had historically used to fund our automobile finance operations to purchase automobile contracts pending securitization. As part of the restructuring, which effectively extinguished the existing warehouse facility, the Company incurred a fee payable in the amount of $7.3 million. The fee has been recorded as part of non-recurring charges during the year ended December 31, 2008. The restructuring continued the revolving nature of the warehouse facility through its previously scheduled maturity of October 16, 2008. Subsequently, the credit facility converted to a Term Loan Facility for an additional one-year term, which amortizes pursuant to a pre-determined schedule, payable monthly with any remaining balance due October 16, 2009.  As a result, the Company is unable to access further advances under the Term Loan Facility.  Prior to being restructured, the warehouse facility included a requirement that the Company access the securitization market and reduce amounts owed under the warehouse facility within certain specified time periods. The August 22, 2008 restructuring removes this securitization requirement. By entering into the August 22, 2008 restructuring and the Term Loan Facility, the warehouse facility lenders also approved the July 25, 2008 appointment of James Vagim as our chief executive officer.

Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of Automobile Receivables  to a new party at a discount from face amount.  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction. For more information about the financing transaction, see “Note 2. Liquidity and Capital Resources” to our notes to consolidated financial statements in this quarterly report on Form 10-Q.

Under the previous terms of the warehouse facility, our indirect subsidiary, UFC had obtained advances on a revolving basis by issuing notes to the participating lenders and pledging for each advance a portfolio of automobile contracts.  UFC purchased the automobile contracts from UACC and UACC services the automobile contracts, which are held by a custodian.  UPFC provides an absolute and unconditional and irrevocable guaranty of the full and punctual payment and performance of certain liabilities, agreements and other obligations of UACC and UABO in connection with the Term Loan Facility.  Although the lenders have expressed their intention that UACC continue to service the automobile contracts pledged to the Term Loan Facility through UACC’s decentralized branches, the Term Loan Facility, as amended, provides that UACC will act as servicer on a month-to-month basis for the automobile contracts pledged to the Term Loan Facility.  UACC’s servicing rights automatically expire each month, unless extended by the lenders in their sole and absolute good faith discretion.

In addition, we are required to hold certain funds in restricted cash accounts to provide additional collateral for borrowings under the Term Loan Facility. In the event that we fail to satisfy certain covenants in the sale and servicing agreement requiring minimum financial ratios, asset quality, and portfolio performance ratios (portfolio net loss and delinquency ratios and pool level cumulative net loss ratios), it could result in an event of default under the Term Loan Facility. If an event of default occurs under the facility, the lender could elect to terminate servicing, declare all amounts outstanding under the Term Loan Facility to be immediately due and payable and enforce the interest against collateral pledged. We were in compliance with the terms of such financial covenants as of March 31, 2009.

Subordinated Debentures

On July 31, 2003, we issued junior subordinated debentures in the amount of $10.3 million to a subsidiary trust, UPFC Trust I. UPFC Trust I in turn issued $10.0 million of company-obligated mandatorily redeemable preferred securities. The Trust issuer is a “100% owned finance subsidiary” and we “fully and unconditionally” guaranteed the securities. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly (4.14% as of March 31, 2009). The final maturity of these securities is 30 years (July 2033), however, they can be called at par any time after July 31, 2008 at our discretion.

Aggregate Contractual Obligations

The following table provides the amounts due under specified obligations for the periods indicated as of March 31, 2009.

	Less than one year	One to three years	Three to five years	More than five years	Total
	(Dollars in thousands)
Securitization notes payable	$160,570	$160,056	$27,272	-	$347,898
Term Loan Facility	158,598	-	-	-	$158,598
Operating lease obligations	5,828	10,821	756	168	$17,573
Junior subordinated debentures	-	-	-	10,310	$10,310
Total	$324,996	$170,877	$28,028	$10,478	$534,379

The obligations are categorized by their contractual due dates, except securitization borrowings that are categorized by the expected repayment dates. We may, at our option, prepay the junior subordinated debentures prior to their maturity date. Furthermore, the actual payment of certain current liabilities may be deferred into future periods.

Selected Financial Data

	At or For the Three Months Ended
(Dollars in thousands)	March 31, 2009	March 31, 2008

Operating Data
Contracts purchased	$-	129,930
Contracts outstanding	$632,471	932,291
Unearned acquisition discounts	$(23,453)	(43,310)
Average loan balance	$686,066	927,918
Unearned acquisition discounts to gross loans	3.71%	4.65%
Average percentage rate to borrowers	22.72%	22.69%

Loan Quality Data
Allowance for loan losses	$(37,675)	(49,552)
Allowance for loan losses to gross loans net of
unearned acquisition discounts	6.19%	5.57%
Delinquencies (% of net contracts)
31-60 days	1.48%	0.57%
61-90 days	0.29%	0.19%
90+ days	0.17%	0.12%
Total	1.94%	0.88%
Repossessions over 30 days past due (% of net contracts)	1.12%	0.73%
Annualized net charge-offs to average loans (1)	11.70%	7.14%

Other Data
Number of branches	27	128
Number of employees	518	1,055
Interest income	$40,817	$58,470
Interest expense	$11,317	$12,606
Interest margin	$29,500	$45,864
Net interest margin as a percentage of interest income	72.27%	78.44%
Net interest margin as a percentage of average loans (1)	17.44%	19.88%
Non-interest expense to average loans (1)	13.10%	11.54%
Non-interest expense to average loans (2)	9.26%	11.09%
Return on average assets (1)	-2.15%	0.52%
Return on average shareholders’ equity (1)	-10.15%	3.21%
Consolidated capital to assets ratio	22.49%	16.38%
_____________________________________
(1) Quarterly information is annualized for comparability with full year information.
(2) Excluding restructuring charges.

Results of Operations

Comparison of Operating Results for the Three Months Ended March 31, 2009 and 2008

General

For the three months ended March 31, 2009, we reported net loss of $4.0 million, or $0.25 per diluted share, compared with net income of $1.3 million, or $0.08 per diluted share for the same period a year ago.  The reported net loss for the three months ended March 31, 2009 includes an after tax charge of $4.1 million or $0.26 per diluted share for restructuring charges associated with the closure of 40 branches during the quarter. The reported net income for the three months ended March 31, 2008 includes an after tax charge of $634,000 or $0.04 per diluted share for restructuring charges associated with the closure of 14 branches during the quarter.

Interest Income

Interest income decreased by 30.3% to $40.8 million for the three months ended March 31, 2009 from $58.5 million for the same period a year ago due primarily to a decrease in average automobile contracts of $241.9 million as a result of our strategy of downsizing our operations, suspending new loan originations and reducing our branch footprint in order to lower expenses and meet required liquidity needs. Interest income on loans represents the accretion of the acquisition discount fee on loans acquired.

Interest Expense

Interest expense decreased 10.3% to $11.3 million for the three months ended March 31, 2009 from $12.6 million for the same period a year ago primarily due to lower average debt outstanding, partially offset by higher market interest rates on the new Term Loan Facility. The average debt outstanding decreased by 29.9% to $567.5 million for the three months ended March 31, 2009 from $809.4 million for the same period a year ago. The weighted average interest rate increased to 8.1% for the three months ended March 31, 2009 from 6.3% for the same period a year ago.

Provision and Allowance for Loan Losses

Provisions for loan losses are charged to income to bring our allowance for loan losses to a level which management considers adequate to absorb probable incurred credit losses inherent in the portfolio of finance receivables. The provision for loan losses recorded in the three months ended March 31, 2009 and 2008 reflects inherent losses on receivables originated during those periods and changes in the amount of inherent losses on receivables originated in prior periods. A provision for loan losses is charged to operations based on our regular evaluation of the adequacy of the allowance for loan losses. The provision for loan losses decreased to $14.3 million for the three months ended March 31, 2009 compared with $17.6 million for the same period a year ago. The decrease in the provision for loan losses was primarily due to a decrease in loans outstanding offset by an increase in the annualized charge-off rate to 11.70% for the three months ended March 31, 2009 compared to 7.14% for the same period a year ago.

The increase in our annualized net charge-offs was the result of increased defaults due to the overall deteriorating economic environment.  The increase in the annualized charge off rate (annualized charge offs divided by average loans outstanding for the period) from 7.14% to 11.70% was also affected by a decline in the average  balance of receivables outstanding.

The total allowance for loan losses was $37.7 million at March 31, 2009 compared with $49.6 million at March 31, 2008, representing 6.19% of automobile contracts, less unearned acquisition discounts, at March 31, 2009 and 5.57% at March 31, 2008. The decrease in the allowance for loan losses was due primarily to a $241.9 million decrease in automobile contracts outstanding, which decreased to $632.5 million at March 31, 2009 from $932.3 million at March 31, 2008.

While management believes it has adequately provided for losses and does not expect any material loss on its loans in excess of allowances already recorded, no assurance can be given that economic or other market conditions or other circumstances will not result in increased losses in the loan portfolio.

For further information, see “—Critical Accounting Policies.”

Non-interest Income

Non-interest income increased $0.1 million to $0.6 million for the three months ended March 31, 2009 from $0.5 million for the same period a year ago. The increase was primarily the result of higher fee income related to collection activities.

Non-interest Expense

Non-interest expense decreased $4.4 million to $22.2 million for the three months ended March 31, 2009 from $26.6 million for the same period a year ago. The decrease in non-interest expense was due to a decrease in compensation and benefits expense as a result of the branch closures, partially offset by an increase in pretax restructuring charges of $5.5 million ($3.5 million after tax).  The restructuring charges, included involuntary employee terminations, fixed asset write-offs, closure costs, post-closure costs and lease termination costs. Non-interest expense, excluding the restructuring charges as a percentage of average loans dropped to 9.26% from 11.09% for the same period a year ago.

Income Taxes

Income tax benefit was $2.3 million for the three months ended March 31, 2009 compared to income tax of $0.8 million for the same period a year ago. The income tax benefit for the three months ended March 31, 2009 was the result of the loss before income taxes of $6.3 million. The income tax for the three months ended March 31, 2008 was the result of income before taxes of $2.1 million.

Financial Condition

Comparison of Financial Condition at March 31, 2009 and December 31, 2008

Total assets decreased $101.3 million, to $693.5 million at March 31, 2009, from $794.8 million at December 31, 2008. The decrease resulted primarily from a decrease in automobile contracts to $609.0 million, net of unearned acquisition discounts and unearned finance charges, at March 31, 2009 from $710.3 million at December 31, 2008 as a result of our strategy of downsizing our operations, suspending new loan originations and reducing our branch footprint.

During the three months ended March 31, 2009, we sold $11.2 million of loans on a whole-loan basis with servicing released. In these transactions, the loans were sold without recourse to the Company.

Premises and equipment decreased $0.9 million to $4.2 million at March 31, 2009 from $5.1 million at December 31, 2008 primarily as a result of fixed asset write-down due to the closure of 40 branches during the three months ended March 31, 2009.

Securitization notes payable decreased to $347.9 million at March 31, 2009 from $406.1 at December 31, 2008 due to the payments on the automobile contracts backing the securitized borrowing.

Term Loan Facility decreased to $158.6 million as of March 31, 2009 from $200.2 million as of December 31, 2008 due to repayment on the Term Loan Facility of $41.6 million during the three months ended March 31, 2009.

Shareholders’ equity decreased to $156.0 million at March 31, 2009 from $159.7 million at December 31, 2008, primarily as a result of net loss of $4.0 million.

Cash Flows

Comparison of Cash Flows for the Three Months Ended March 31, 2009 and 2008

 Management believes that the resources available to us will provide the needed capital and cash flows to fund ongoing operations and servicing capabilities for the next twelve months.

We have historically used a warehouse facility to fund our automobile finance operations pending securitization. The warehouse credit facility converted in 2008 to a Term Loan Facility, which amortizes pursuant to a pre-determined payment schedule requiring the Company to pay all amounts owed due under the facility by October 16, 2009.  As a result, the Company is unable to access further advances under the Term Loan Facility.

Effective May 13, 2009, we entered into a binding commitment to sell a certain amount of Automobile Receivables to a new party at a discount from face amount.  The aggregate amount of Automobile Receivables to be sold will be determined pursuant to the terms of the final Transaction documents by May 26, 2009. We expect to pay off and terminate the Term Loan Facility with the proceeds from the Transaction.  It is anticipated that the amount of Automobile Receivables sold will be greater than 10% of the book value of the Company’s consolidated assets as of March 31, 2009. For more information about the financing transaction, see “Note 2. Liquidity and Capital Resources” to our notes to consolidated financial statements in this quarterly report on Form 10-Q.

Cash provided by operating activities was $14.4 million and $15.2 million for the three months ended March 31, 2009 and 2008, respectively. Cash provided by operating activities decreased for the three months ended March 31, 2009 compared to the same period in 2008 due primarily to a decrease in cash received on interest income.

Cash provided by investing activities was $84.8 million for the three months ended March 31, 2009 compared to cash used in investing activities of $16.2 million for the three months ended March 31, 2008. Cash provided by investing activities increased for the three months ended March 31, 2009 compared to the same period in 2008 due to no originations during the three months ended March 31, 2009.

Cash used in financing activities was $96.4 million for three months ended March 31, 2009, compared to $2.4 million for the three months ended March 31, 2008. Cash used in financing activities increased for the three months ended March 31, 2009 compared to the same period in 2008 due to no originations during the three months ended March 31, 2009 and no borrowings under the Term Loan Facility.

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

The automobile contracts purchased and held by us are written at fixed interest rates and, accordingly, have interest rate risk while such contracts are funded with warehouse and Term Loan Facility borrowings because the warehouse and Term Loan Facility borrowings accrue interest at a variable rate.

As of March 31, 2009, we had $347.9 million fixed rate debt outstanding under our securitized borrowings. The fair value of our securitized borrowings is based on quoted market values, which are influenced by a number of factors, including interest rates, amount of debt outstanding, and number of months until maturity. Since we intend to hold the securitized borrowings until maturity, any increases or decreases in interest expense resulting from changes in fair value will reverse by maturity date.

As of March 31, 2009, we had $10.3 million junior subordinated debentures. We will pay interest on these funds at a rate equal to the three month LIBOR plus 3.05%, variable quarterly. The final maturity of these securities is 30 years (July 2033), however, they can be called at par any time after July 31, 2008 at our discretion. For every 1.0% increase in rates on the three month LIBOR, annual after-tax earnings would decrease by approximately $100,000, assuming we maintain a level amount of variable rate debt.

As of March 31, 2009, we had $158.6 million variable rate debt outstanding on our Term Loan Facility, with no interest rate protection. For every 1.0% increase in rates on our Term Loan Facility, annual after-tax earnings would decrease by approximately $749,000, assuming we maintain a level amount of variable rate debt.

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

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

 Not applicable

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, operating results and/or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

During the quarter ended March 31, 2009, we did not repurchase any shares of our common stock.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan or Program	Approximate Number of Shares That May Yet Be Purchased Under the Plan or Program
January 1, 2009 to January 31, 2009	—	$—	—	1,410,262
February 1, 2009 to February 29, 2009	—	$—	—	1,410,262
March 1, 2009 to March 31, 2009	—	$—	—	1,410,262
Total	—	$—	—	1,410,262

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

United PanAm Financial Corp.

Date:	May 15, 2009	By:	/S/ JAMES VAGIM
James Vagim
Chief Executive Officer and President
(Principal Executive Officer)

	May 15, 2009	By:	/s/ ARASH KHAZEI
Arash Khazei
Chief Financial Officer and Executive Vice President
(Principal Financial and Accounting Officer)